Form 10-K
period 2016-12-31
Sachem Capital Corp.
filed 2017-04-07
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37997

SACHEM CAPITAL CORP.

(Exact name of registrant as specified in its charter)

New York	81-3467779
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

23 Laurel Street, Branford, CT 06405

(Address of principal executive offices)

Registrant’s telephone number, including area code: 203-433-4736

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $.001 per share	NYSE MKT LLC

Securities registered pursuant to section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2016, the last business day of registrant’s most recently completed second fiscal quarter, no aggregate market value of the voting or non-voting common equity held by non-affiliates has been computed based on the fact that no active trading market had yet been established. The registrant’s common shares began trading on the NYSE MKT on February 9, 2017.

As of April 6, 2017 the registrant has a total of 11,103,237 common shares, $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SACHEM CAPITAL CORP.

Form 10-K Annual Report

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts contained in this annual report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We disclaim any duty to update any of these forward-looking statements after the date of this annual report on Form 10-K to confirm these statements in relationship to actual results or revised expectations.

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this annual report on Form 10-K. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

Unless the context otherwise requires, all references in this annual report on Form 10-K to “Sachem Capital,” “we,” “us” and “our” refer to Sachem Capital Corp., a New York corporation.

PART I

Item 1. Business

Background

We were organized as a New York corporation in January 2016 under the name HML Capital Corp. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 8, 2017, in anticipation of our initial public offering (the “IPO”), SCP transferred all its assets to us in exchange for (i) the assumption by us of all of SCP’s liabilities and (ii) 6,283,237 of our common shares (the “Exchange”). On February 9, 2017, we issued and sold 2.6 million of our common shares, par value $0.001 per share, in an underwritten public offering. As a result of these transactions, we believe we qualify as a Real Estate Investment Trust (REIT) for federal income tax purposes and intend to make the election to be taxed as a REIT when we file our 2017 federal income tax return. As a REIT, we will be required to distribute at least 90% of our taxable income to our shareholders each year to maintain that status. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our REIT status but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Overview

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., three years or less) loans secured by first mortgage liens on real property located primarily in Connecticut. Each loan is also personally guaranteed by the principal(s) of the borrower, which guaranty is typically collaterally secured by a pledge of the guarantor’s interest in the borrower. Our typical borrower is a small real estate investor who will use the proceeds to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties located primarily in Connecticut held for investment or sale. The property may or may not be income producing. We do not lend to owner-occupants. Our loans are referred to in the real estate finance industry as “hard money loans.”

Our loans typically have a maximum initial term of three years and bear interest at a fixed rate of 9% to 12% per year and a default rate for non-payment of 18%. In addition, we usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. When we renew or extend a loan we generally receive additional “points” and other fees. Interest on our loans is payable monthly in arrears and the entire principal amount is due at maturity. As a matter of policy, we do not make any loans if the loan-to-value ratio exceeds 65%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. In the case of loans having a principal amount exceeding $500,000, we may require a formal appraisal by a licensed appraiser. In the case of smaller loans, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers to evaluate the strength of the collateral. Under the terms of our credit facility (described in greater detail below) loans exceeding $325,000 require an independent appraisal of the collateral. Failure to obtain such an appraisal could render the loan ineligible for financing under the credit facility. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio including the loan under consideration.

Our co-chief executive officers are experienced in hard money lending under various economic and market conditions. Jeffrey C. Villano and John L. Villano, spend a significant portion of their time on business development as well as on underwriting, structuring and servicing each loan in our portfolio. A principal source of new transactions has been repeat business from existing and former customers and their referral of new business. We also receive leads for new business from banks, brokers, attorneys and web-based advertising. We rely on our own employees, independent legal counsel, and other independent professionals to verify title and ownership, to file liens and to consummate the transactions.

Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our loan portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small real estate loans in Connecticut and neighboring states is significant and growing and that traditional lenders, including banks and other financial institutions that usually serve this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans on attractive terms and these conditions, we believe, should persist for several years. We have built our business on a foundation of intimate knowledge of the Connecticut real estate market, our ability to respond quickly to customer needs and demands and a disciplined underwriting and due diligence culture that focuses primarily on the value of the underlying collateral and that is designed to protect and preserve capital. We believe that our flexibility in terms of meeting the needs of borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the real estate market in Connecticut and various other states and our focus on newly originated first mortgage loans has defined our success until now and should enable us to continue to achieve our objectives.

The Market Opportunity

Real estate investment is a capital-intensive business that relies heavily on debt capital to acquire, develop, improve, construct, renovate and maintain properties. We believe there is a significant market opportunity for a well-capitalized “hard money” real estate finance company to originate attractively priced loans with strong credit fundamentals. We further believe that the demand for relatively small real estate loans (i.e., loans having an original principal amount of less than $500,000) to acquire, develop, renovate, rehabilitate or improve residential or commercial real estate held for investment in Connecticut and certain other states (e.g., New York, Rhode Island, Massachusetts, Vermont and Florida), where real estate values in many neighborhoods are either stable or increasing and substandard properties are being improved, rehabilitated and renovated, presents a compelling opportunity to generate attractive returns for an established, well-financed, non-bank lender like us. We have competed successfully in the Connecticut market since December 2010 notwithstanding the fact that many traditional lenders, such as banks and other institutional lenders, also service this market. We believe our primary competitive advantage is our ability to approve and fund loans quickly and efficiently and our flexibility to structure loans to meet the needs of the borrower. In this environment, characterized by a supply-demand imbalance for financing and stable asset values, we believe we are well positioned to capitalize and profit from these industry dynamics.

Our Business and Growth Strategies

Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by continuing to focus exclusively on selectively originating, servicing and managing a portfolio of short-term (i.e., three years or less) loans secured by first mortgages on real estate located primarily in Connecticut that are designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the real estate markets that we serve, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve this objective. Nevertheless, we will remain flexible in order to take advantage of other real estate related opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

Our strategy to achieve our objective includes the following:

•	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the real estate market;

•	take advantage of the prevailing economic environment as well as economic, political and social trends that may impact real estate lending currently and in the future as well as the outlook for real estate in general and specific asset classes;

•	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle; and

•	operate to qualify as a REIT and for an exemption from registration under the Investment Company Act.

Our Competitive Strengths

We believe our competitive strengths include:

•	Experienced management team. Our management team, John and Jeffrey Villano, are experienced real estate lender. They have successfully originated and serviced a portfolio of real estate mortgage loans generating attractive annual returns under varying economic and real estate market conditions. We believe their experience provides us with the ability to effectively deploy our capital in a manner that will provide for attractive risk-adjusted returns while focusing on capital preservation and protection.

•	Long-standing relationships. At December 31, 2016, 27 loans, having an aggregate principal balance of approximately $5.9 million, were made to borrowers with whom we have long-standing relationships, including four loans with an aggregate principal balance of approximately $1.2 million to JJV, LLC (“JJV”), a Connecticut limited liability company co-owned and managed by our co-chief executive officers and which also served as the managing member of SCP. In addition, our loan portfolio includes 22 loans, having an aggregate principal balance of approximately $3.6 million that were extensions of prior loans. Customers are also a referral source for new borrowers. So long as these borrowers remain active real estate investors they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

•	Knowledge of the market. Our intimate knowledge of the Connecticut real estate market enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors.

•	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include numerous checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, the value of the property and other forms of collateral.

•	Vertically-integrated loan origination platform. We manage and control the loan process from origination through closing with our own personnel or independent legal counsel and, in the case of larger loans independent appraisers, with whom we have long-standing relationships, who together constitute a team highly experienced in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allows us to quickly and efficiently execute opportunities we deem desirable.

•	Structuring flexibility. As a relatively small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.

•	No legacy issues. Unlike many of our competitors, we are not burdened by distressed legacy real estate assets. We do not have a legacy portfolio of lower-return or problem loans that could potentially dilute the attractive returns we believe are available in the current liquidity-challenged environment and/or distract and monopolize our management team’s time and attention. We do not have any adverse credit exposure to, and we do not anticipate that our performance will be negatively impacted by, previously purchased assets.

•	History of successful operations. SCP commenced operations in December 2010 with three investors and limited equity capital. At December 31, 2016, it had approximately 158 investors and members’ equity of $28.5 million, including capital invested by Jeffrey Villano and John Villano and their respective affiliates. In addition, its loan portfolio was $33.8 million at that date. Since its inception in December 2010, SCP’s revenues, net income, cash flows and distributions to investors have steadily increased, SCP has closed on 415 loans and obtained a $15.0 million line of credit to support its lending operations.

Our Real Estate Lending Activities

Our real estate lending activities involve originating, underwriting, funding, servicing and managing short-term loans (i.e., loans with an initial term of three years or less), secured by first mortgage liens on real estate property held for investment purposes located primarily in Connecticut. Generally, borrowers use the proceeds from our loans for one of three purposes: (i) to acquire and/or renovate existing residential (single-, two- or three-family) real estate properties; (ii) to acquire vacant real estate and construct residential real properties; and (iii) to purchase and hold income producing properties. Our mortgage loans are structured to fit the needs and business plans of the borrowers. Revenue is generated primarily from the interest borrowers pay on our loans and, to a lesser extent, loan fee income generated on the origination and extension of loans.

At December 31, 2016, our loan portfolio included loans ranging in size from $35,000 to $1.1 million. Approximately 86% of the loans have an original principal amount of $250,000 or less, with an average loan size of approximately $155,000 and a median loan size of approximately $105,000. The table below gives a breakdown of our loan portfolio by loan size as of December 31, 2016:

Amount	Number of Loans	Aggregate Principal Amount
Less than $100,000	98	$6,473,420
$100,001 to $250,000	89	13,332,281
$250,001 to $500,000	22	7,354,043
$500,001 to $1,000,000	7	5,498,665
Over $1,000,000	1	$1,092,201
Total	217	$33,750,610

Most of our loans were funded in full at their closing. However, in the case of a construction loan, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2016, our loan portfolio included 31 construction loans having an aggregate principal amount of $6,882,320 of which $1,616,735 was unfunded. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have sold loans at par. Approximately 93% of the aggregate outstanding principal balance of our loan portfolio is secured by properties located in Connecticut at December 31, 2016. The remaining principal balance of our loan portfolio is secured by properties located in Massachusetts, Florida, New York, Vermont and Rhode Island. We are considering expanding our geographic footprint to include Vermont and New Hampshire. Most of the properties we finance are residential investment, or commercial. However, in all instances the properties are held only for investment by the borrowers and may or may not generate cash flow.

The typical terms of our loans are as follows:

Principal amount. We have a policy that will limit the amount of any loan to 10% of our total loan portfolio after taking into account the loan in question. At December 31, 2016, our loan portfolio included loans ranging in size from $35,000 to $1.1 million. Approximately 86% of the loans had an original principal amount of $250,000 or less. Approximately 96% had an original principal amount of $500,000 or less. The average loan size was approximately $155,000 and median loan size was approximately $105,000.

Loan-to-Value Ratio. Up to 65%. Under the terms of our credit facility, the portion of an Eligible Note Receivable (as defined) that can be financed depends on the loan-to-value ratio. The higher the loan-to-value ratio, the lower the financing percentage. If the loan-to-value ratio is 65%, the maximum amount of the loan that can be financed is 60% (subject to the overall cap of $250,000). If the loan-to-value ratio is less than 50%, up to 75% of the loan amount would be financeable.

Interest rate. Currently, a fixed rate between 9% to 12% per annum with a default rate of 18%.

Origination. Ranges from 2% for loans of one year or less to 5% for three-year loans. In the case of three-year loans, a portion of the origination is credited back to the borrower in the event the loan balance is paid off early. In addition, if the term of the loan is extended, additional points are payable upon the extension.

Term. Generally, one to three years with early termination in the event of a sale of the property. We may agree to extend the maturity date so long as the borrower complies with all loan covenants, financial and non-financial, and the loan otherwise satisfies our then existing underwriting criteria. As a matter of policy, we will only extend the maturity for one year at a time, although there is no limit on the number of times the same loan can be extended. However, under the terms of our credit facility, a loan whose maturity date has been extended for more than three years from the original maturity date loses its status as an “Eligible Note Receivable.” We treat a renewal or extension of an existing loan as a new loan.

Prepayments. Borrower may prepay the loan at any time without premium or penalty.

Covenants. To timely pay all taxes, insurance, assessments, and similar charges with respect to the property; to maintain hazard insurance; to maintain and protect the property.

Events of default. Include: (i) failure to make payment when due; or (ii) breach of a covenant.

Payment terms. Interest only is payable monthly in arrears. Principal is due in a “balloon” payment at the maturity date.

Escrow. Generally, none required.

Reserves. Generally, none required. However, in some cases, we will require that the buyer prepay certain expenses, such as insurances, taxes and/or interest.

Security. The loan is evidenced by a promissory note, which is secured by a first mortgage lien on real property owned by the borrower. In addition, each loan is guaranteed by the principals of the borrower, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate owned by the guarantor.

Fees and Expenses. Borrowers pay an application fee, an inspection fee, wire fee, bounced check fee and, in the case of construction loans, check requisition fee for each draw from the loan. Finally, as is typical in real estate finance transactions, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of credit report and all title, recording fees and legal fees.

Operating Data

SCP’s lending activities increased each year since it commenced operations. We believe this trend will continue for the foreseeable future to grow given the stability of the real estate market in Connecticut and other states in which we make loans and our reputation among real estate investors as a reliable and reasonable financing source.

Our Loan Portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated.

	Year Ended December 31,
	2016	2015
Loans originated	$21,580,103	$19,412,438
Loans repaid	$14,861,360	$5,812,116
Mortgage lending revenues	$4,133,495	$2,786,724
Mortgage lending expenses	$1,082,868	$479,821
Number of loans outstanding	217	180
Principal amount of loans earning interest	$33,750,610	$27,532,867
Average outstanding loan balance	$155,533	$152,960
Weighted average contractual interest rate (1)	12.23%	11.76%
Weighted average term to maturity (in months) (2)	18	20
(1) Does not include origination fees.
(2) Without giving effect to extensions.

The following table sets forth additional information regarding our loan portfolio as of December 31, 2016:

Year of Origination	Number of Loans	Aggregate Principal Amount
2016	109	$16,488,211
2015	70	$10,668,400
2014	25	$3781,208
2013 and prior	13	$2,812,791
	217	$33,750,610

Historically, most of our loans are paid prior to their maturity dates. For example, of the loans that were repaid in full during 2016, 75.5% were repaid prior to maturity. Similarly, for 2015 and 2014, 82% and 78%, respectively, of the loans repaid during those years were paid prior to maturity. Our loan portfolio at December 31, 2016 included 217 loans of which 13 (i.e., 6.0% of the loans in our portfolio) had matured in 2016 but have not been repaid in full or extended. These loans are in the process of modification and will be extended if there are no existing defaults and the loan and borrower can satisfy our other underwriting criteria, including the proper loan-to-value ratio. We treat renewals and extensions of existing loans as new loans. Thus, we cannot determine how many loans in our portfolio at a given point in time fall into this category.

We monitor our loans on a day-to-day basis. We generate daily reports from our loan tracking software that provides us with detailed information on each loan in our portfolio including the maturity date of the loan, the date the last payment was received, the date the next payment is due, the amount, if any, in arrears, whether we have received any notice from the insurance carrier that a claim has been made or that coverage has been discontinued and whether we have received any notice from the taxing authority of a lien for non-payment of taxes. If there is a default, we immediately contact the borrower to determine the reasons underlying the default and what action the borrower plans to take to cure the default. Once we become aware of the default, we continue to monitor the loan closely until we are satisfied that the situation has been resolved. Generally, we do not make periodic inspections of the properties securing our loans or obtain new appraisals during the term of the loan even if there is default. However, if the borrower desires to extend the term of the loan, since we treat that as a new loan, we undertake all our underwriting procedures, including, if necessary, a new appraisal.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since inception, SCP has acquired one property through a foreclosure action and eight other properties by “deed in lieu of foreclosure” — i.e., the borrower, in default of its obligations under the terms of the loan, transferred title to the mortgaged property to SCP. The foreclosed property was sold for a small loss and one of the other properties was sold at breakeven. Two properties were sold for less than their respective carrying values but the borrowers’ obligations are guaranteed by a third party and SCP intends to assert its rights under the guaranty. For 2016 we reported a net loss on sales of real estate of approximately $90,000. We sold one property for a gain of approximately $11,000. In August, 2016, we acquired five properties from two borrowers in connection with five separate mortgages that were in default. The aggregate amount of the five mortgages receivable, including interest and late charges receivable, was approximately $532,000. In October, 2016, we sold three of the five properties and, in connection therewith and realized a loss of approximately $99,000 in our statement of operations for the year ended December 31, 2016. We continue to hold the remaining two parties and, based the assessed value of the properties and market data, we believe the value of the remaining properties exceed their book value. Accordingly, we have not recorded an impairment loss for these properties. Subsequent to December 31, 2016, one of these properties has been sold for a gain of $29,500. The other property is rented and reflected as real estate held for rental.

Until mid-2015, we did not have an aggressive stance regarding delinquent payments. However, as our business and portfolio grew, we realized late payments were adversely impacting our performance. In addition, late payments were adversely impacting our ability to comply with the covenants under our credit facility. Therefore, we decided to be more aggressive in asserting our right to collect late payment fees. As a consequence of our new policy, our revenue from late payment fees increased initially but the number of loans technically in arrears has decreased. Notwithstanding our aggressive stance, we realized that certain borrowers may have difficulty staying current on their obligations. Thus, if a borrower can demonstrate true “hardship”, we will not enforce our rights immediately and give the borrower an opportunity to cure its default. We do not have any specific definitive criteria as to what constitutes hardship or the period we will forbear. Some of the factors we will consider include the nature of the default (i.e., whether nonpayment of amounts due or breach of a covenant or agreement), the reason or reasons for the default, our cash flow requirements, the nature and length of our relationship with the borrower, whether or not the borrower has a history of non-payment and the loan-to-value ratio at the time of the default.

At December 31, 2016, no single borrower or group of affiliated borrowers accounted for 5% or more of SCP’s loan portfolio. At December 31, 2015, two borrowers, or groups of affiliated borrowers, accounted for more than 5% of SCP’s loan portfolio. One accounted for 5.8% and the second, JJV, accounted for 5.5%.

The following table sets forth information regarding the types of properties securing our mortgage loans outstanding at December 30, 2016, 2015 and 2014, and the interest earned in each category:

	As of December 31, 2016	As of December 31, 2015
Developer – Residential Mortgages	$21,343,927	$18,820,509
Developer – Commercial Mortgages	9,049,942	5,712,566
Land Mortgages	3,149,602	2,619,792
Mixed Use	207,139	380,000
Total Mortgages Receivable	$33,750,610	$27,532,867

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2015
	# of Loans	Interest earned	%	# of Loans	Interest earned	%
Residential	169	$2,307,270	63.2	129	$1,693,790	72.4
Commercial	34	978,295	26.8	34	514,114	18.4
Land Mortgages	11	340,470	9.3	12	235,773	6.5
Mixed Use	3	22,392	.7	5	34,199	2.7
Total	217	$3,648,427	100.0	180	$2,477,876	100.0

At December 31, 2016: 202 loans, which accounted for 93% of the aggregate outstanding principal balance of SCP’s loan portfolio, were secured by properties located in Connecticut; eight loans, which accounted for 3% of the aggregate outstanding principal balance of SCP’s loan portfolio, were secured by properties located in Massachusetts; two loans, which accounted for 1% of the aggregate outstanding principal balance of SCP’s loan portfolio, were secured by properties located in New York; two loans, which accounted for 1% of the aggregate outstanding balance of SCP’s loan portfolio, were secured by properties in Florida; two loans, which accounted for 1% of SCP’s loan portfolio, was secured by properties located in Rhode Island; and one loan, which accounted for 1% of SCP’s loan portfolio, was secured by a property in Vermont.

Our Origination Process and Underwriting Criteria

Our principal executive officers are experienced in hard money lending under various economic and market conditions. Our co-chief executive officers, Jeffrey C. Villano and John L. Villano, spend a significant portion of their time on business development as well as on underwriting, structuring and servicing each loan in our portfolio. A principal source of new transactions has been repeat business from existing and former customers and their referral of new business. We also receive leads for new business from banks, brokers, attorneys and web-based advertising.

When underwriting a loan, the primary focus of our analysis is the value of a property. Prior to making a final decision on a loan application we conduct extensive due diligence of the property as well as the borrower and its principals. In terms of the property, we may require a third-party appraisal and a third-party assessment report if the original principal amount of the loan exceeds $500,000. In all other cases, we rely on readily available market data such as tax assessments and recent sales. Under the terms of our credit facility with Bankwell Bank (the “Bankwell Credit Line”), any loan exceeding $325,000 requires an independent appraisal of the property securing the loan. Failure to obtain such an appraisal could render the loan ineligible for financing under the Bankwell Credit Line. We also order title, lien and judgment searches. In most cases, we will also make an on-site visit to evaluate not only the property but the neighborhood in which it is located. Finally, we analyze and assess selected financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we usually obtain third party credit reports from one of the major credit reporting services as well as selected personal financial information provided by the borrower and its principals. We analyze all this information carefully prior to making a final determination. Ultimately, our decision is based primarily on our conclusions regarding the value of the property, which takes into account factors such as the neighborhood in which the property is located, the current use and potential alternative use of the property, current and potential net income from the property, the local market, sales information of comparable properties, existing zoning regulations, the creditworthiness of the borrower and its principles and their experience in real estate ownership, construction, development and management. In conducting due diligence, we rely, in part, on third party professionals and experts including appraisers, engineers, title insurers and attorneys.

Before a loan commitment is issued, the loan must be reviewed and approved by our co-chief executive officers. Our loan commitments are generally issued subject to receipt by us of title documentation and title report, in a form satisfactory to us, for the underlying property. We also require a personal guarantee from the principal or principals of the borrower.

Our Current Financing Strategies

We use a combination of equity capital and the proceeds of debt financing to fund our operations. We do not have any policy limiting the amount of debt we may incur. However, under the terms of the Bankwell Credit Line, we may not incur any additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Depending on various factors we may, in the future, decide to incur additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion of the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2016, debt proceeds represented approximately 23% of our total capital. However, to grow our business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of capital. We intend to use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

At December 31, 2016, SCP’s members’ equity was $28.5 million, of which approximately $3.6 million is attributable to JJV and the Villanos, directly and indirectly through their respective affiliates, taking into account initial and additional capital contributions. The consummation of our IPO in February 2017 raised an estimated $11.2 million of equity capital net of underwriting commissions and discounts and other financing costs.

Another source of capital for us is our $15.0 million line of credit with Bankwell Bank, a Connecticut banking corporation (“Bankwell”) that we can draw upon, from time to time, to fund loans. Borrowings under the Bankwell Credit Line bear interest at a rate equal to the greater of (i) a variable rate equal to the sum of the prime rate of interest as in effect from time to time plus 3.0% or (ii) 6.25% per annum. On December 16, 2016, Bankwell increased its prime rate to 3.75% thereby increasing our borrowing rate to 6.75%. In addition, on March 16, 2017 Bankwell notified us that it increased its prime rate to 4.0 % thereby increasing our borrowing rate to 7.0%. The Bankwell Credit Line expires and the outstanding indebtedness thereunder will become due and payable in full on March 15, 2018. Assuming we are not then in default under the terms of the Bankwell Credit Line, we have the option to repay the outstanding balance, together with all accrued interest thereon in 36 equal monthly installments beginning April 15, 2019. The Bankwell Credit Line is secured by assignment of mortgages and other collateral and is jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, our co-chief executive officers. However, each of their respective liability under the guaranty is capped at $1 million.

The Bankwell Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. Under the terms of the Bankwell Credit Line, the amount outstanding at any one time may not exceed the lesser of (i) $15.0 million and (ii) our Eligible Note Receivables (as defined under the terms of the Bankwell Credit Line). In addition, each “Advance” is further limited to the lesser of (i) 50% – 75%, depending on the loan-to-value ratio, of the principal amount of the Eligible Note Receivable being funded and (ii) $250,000. In addition, to qualify as an “Eligible Note Receivable,” any loan with an original principal amount exceeding $325,000 requires an independent appraisal of the property securing such loan. As of December 31, 2016, loans having an aggregate principal amount of $19.6 million, representing approximately 58.2% of SCP’s mortgage receivables, satisfied all the eligibility requirements set forth in the Bankwell Credit Line. Thus, as of December 31, 2016, we had sufficient borrowing capacity to draw the entire $15.0 million facility if we so choose. Given the nature of our business, we cannot assure you that we will always be able to borrow the maximum allowed under the terms of the Bankwell Credit Line.

Advances under the Bankwell Credit Line are required to be used exclusively to fund Eligible Notes Receivable. The basic eligibility requirements for an advance are as follows:

•	the initial term of the note may not exceed 36 months and the original maturity date may not be extended for more than 36 months;

•	the collateral securing the mortgage may not be the borrower’s primary residence;

•	mortgage loans to any single borrower or to multiple borrowers that have the same guarantor cannot exceed $450,000 in the aggregate;

•	minimum credit scores for the borrower and guarantors of loans exceeding $100,000 of (i) 625 for loans with a loan-to-value ratio of 50% or less or (ii) 660 for loans with a loan-to-value ratio of more than 50% but less than 75%;

•	maximum amount of any advance against an eligible note receivable is $250,000;

•	payments on the underlying loan may not be more than 60 days past due; and

•	receipt of certain information relating to the property including an appraisal (if the amount of the underlying loan exceeds $325,000) or other relevant data regarding value (if the amount of the underlying loan is less than $325,000).

In addition, the Bankwell Credit Line includes the following restrictions, limitations and prohibitions:

•	prohibiting any liens on any of the collateral securing the Bankwell Credit Line, which is essentially all our assets;

•	prohibiting us from merging, consolidating or disposing of any asset;

•	prohibiting us from incurring additional indebtedness exceeding $100,000 in the aggregate;

•	prohibiting us from forming or transacting business with any subsidiary or affiliate other than to make loans to our borrowers;

•	prohibiting us from allowing any litigation exceeding $50,000 against any of our assets unless we are fully insured against such loss;

•	prohibiting us from declaring or paying any cash dividends exceeding our REIT taxable income;

•	prohibiting us from purchasing any securities issued by or otherwise invest in any public or private entity; and

•	Jeffrey Villano and John Villano must remain as our senior executive officers with day-to-day operational involvement.

Loan covenants include the following:

•	punctually pay amounts due;

•	pay on demand any charges customarily incurred or levied by Bankwell;

•	pay any and all taxes, assessments or other charges assessed against us or any of our assets;

•	pay all insurance premiums;

•	maintain our principal deposit and disbursement accounts with Bankwell;

•	perfect Bankwell’s lien on the assets;

•	comply with all applicable laws, ordinances, rules and regulations of any governmental authority; or

•	change the form of or nature of our ownership structure from a REIT business.

The loan agreement also includes for the following covenants:

•	we must maintain a fixed charge ratio of at least 1.35:1.00;

•	we must maintain a tangible net worth of not less than $15.0 million;

•	we must maintain a tangible net worth of not less than the sum of (x) seventy-five percent (75%) of shareholders’ equity immediately following the consummation of the IPO plus (y) sixty percent (60%) percent of net cash proceeds from the sale of any of our equity securities following the consummation of the IPO; and
•	each of Jeffrey Villano and John Villano must own not less than 500,000 shares of our issued and outstanding capital stock.

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2016:

Sources of Capital:
Debt:
Line of credit	$8,113,943
Mortgage payable	$310,000
Total debt	$8,423,943
Other liabilities	$1,459,863
Total liabilities	$9,883,806
Capital (equity)	28,485,615
Total sources of capital	$38,369,421
Assets:
Mortgages receivable	$33,750,610
Other assets	4,618,811
Total assets	$38,369,421

Management

Since its inception, all of SCP’s operations have been managed by JJV for which it paid management fees. SCP had no employees and no offices. All its corporate documents and records were maintained by JJV in its offices. All JJV’s activities were conducted by Jeffrey Villano and John Villano in their capacity as the managers of JJV. Simultaneously, they also engaged in other business activities. John Villano had his own private accounting practice and Jeffrey Villano owned and managed other properties that had no relationship to SCP.

The management fees payable to JJV in its capacity as the manager of SCP are set forth in the SCP operating agreement and include the following:

(a)	75% of all origination fees and 100% of wire and credit fees paid by a borrower in connection with originating and funding a loan;

(b)	if SCP purchases an existing loan from a third party, a fee comparable to the origination fee that SCP would have charged if it had originated such loan;

(c)	a listing fee in connection with the sale of any property that SCP acquires pursuant to a foreclosure action;

(d)	a monthly servicing fee equal to the sum of (i) one-twelfth of 1% of the total assets of SCP and (ii) one-twelfth of 0.5% to one percent of the total amount of SCP’s loan portfolio; and

(e)	reimbursement of any fees paid in connection with the preparation of all tax returns and audit reports on behalf of SCP.

In addition, JJV has the right to sell any mortgages it holds to SCP at 10% over the principal amount thereof. JJV has never exercised this right.

Upon consummation of the Exchange, John Villano and Jeffrey Villano became our full-time employees and senior executive officers. They have agreed to devote 100% of their time and effort to our business and will discontinue all other business activities, whether or not they conflict with our business.

Competition

The real estate finance market in Connecticut is highly competitive. Our competitors include traditional lending institutions such as regional and local banks, savings and loan institutions, credit unions and other financial institutions as well as other market participants such as specialty finance companies, REITs, investment banks, insurance companies, hedge funds, private equity funds, family offices and high net worth individuals. In addition, we estimate that, in addition to us, there are approximately five “hard money” lenders of significant size serving the Connecticut real estate market. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital.

Notwithstanding the intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small real estate developers, owners and contractors throughout Connecticut and the rest of new England as well as in parts of New York State because we are relatively well-capitalized, our ability to structure each loan to suit the needs of each individual borrower and our ability to act quickly. In addition, we believe we have developed a reputation among these borrowers as offering reasonable terms and providing outstanding customer service. We believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

Sales and Marketing

We do not engage any third parties for sales and marketing. Rather, we rely on our senior executive officers to generate lending opportunities as well as referrals from existing or former borrowers, brokers, and bankers and web-based advertising. A principal source of new transactions has been repeat business from prior customers and their referral of new leads.

Intellectual Property

Our business does not depend on exploiting or leveraging any intellectual property rights. To the extent we own any rights to intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have not registered any trademarks, trade names, service marks or copyrights in the United States Patent and Trademark Office.

Employees

As of December 31, 2016, we had no employees.

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, we may rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third-parties who we do not control.

Regulatory Reform

The Dodd-Frank Act, which went into effect on July 21, 2010, is intended to make significant structural reforms to the financial services industry. For example, pursuant to the Dodd-Frank Act, various federal agencies have promulgated, or are in the process of promulgating, regulations with respect to various issues that may affect us. Certain regulations have already been adopted and others remain under consideration by various governmental agencies, in some cases past the deadlines set in the Dodd-Frank Act for adoption. We do not believe any regulations adopted under the Dodd-Frank Act apply to us. However, it is possible that regulations that will be adopted in the future will apply to us or that existing regulations will apply to us as our business evolves.

Regulation of Commercial Real Estate Lending Activities

Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies, and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans, The USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control and federal and state securities laws and regulations.

Investment Company Act Exemption

Although we reserve the right to modify our business methods at any time, we are not currently required to register as an investment company under the Investment Company Act. However, we cannot assure you that our business strategy will not evolve over time in a manner that could subject us to the registration requirements of the Investment Company Act.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Real estate mortgages are excluded from the term “investment securities.”

We rely on the exception set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses... (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The U.S. Securities and Exchange Commission (“SEC”) generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe we qualify for the exemption under this section and our current intention is to continue to focus on originating short term loans secured by first mortgages on real property. However, if, in the future, we do acquire non-real estate assets without the acquisition of substantial real estate assets, we may qualify as an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Qualification for exclusion from the definition of an investment company under the Investment Company Act will limit our ability to make certain investments. In addition, complying with the tests for such exclusion could restrict the time at which we can acquire and sell assets.

Item 1A. Risk Factors.

The following factors may affect our growth and profitability of and should be considered by any prospective purchaser or current holder of our securities:

Risks Related to Our Business

Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.

As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. At December 31, 2016, we had cash of approximately $1.56 million and $6.9 million of additional borrowing availability under the Bankwell Credit Line. We intend to use these amounts as well as a majority of the net proceeds from the IPO and the proceeds from the repayment of loans outstanding, to originate new real estate loans. However, we cannot assure you that these funds will be sufficient to enable us to fully capitalize on the increase demand for real estate loans that we usually fund.

We operate in a highly competitive market and competition may limit our ability to originate loans with favorable interest rates.

We operate in a highly competitive market and we believe these conditions will persist for the foreseeable future as the financial services industry continues to consolidate, producing larger, better capitalized and more geographically diverse companies with broad product and service offerings. Our existing and potential future competitors include other “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. We may also compete with companies that partner with and/or receive government financing. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these competitors, including mortgage REITs, have recently raised or are expected to raise, significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we would. Finally, as a REIT and because we operate in a manner to be exempt from the requirements of the Investment Company Act, we may face further restrictions to which some of our competitors may not be subject. For example, we may find that the pool of potential qualified borrowers available to us is limited. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We may change our investment, leverage, financing and operating strategies, policies or procedures without shareholder consent, which may adversely affect the market value of our common shares and our ability to make distributions to shareholders.

Currently, we have no policies in place that limit or restrict our ability to borrow money or raise capital by issuing debt securities. Similarly, we have only a limited number of policies regarding underwriting criteria, loan metrics and operations in general. We may amend or revise our existing policies or adopt new ones, whether the policies relate to growth strategy, operations, indebtedness, capitalization, financing alternatives and underwriting criteria and guidelines, or approve transactions that deviate from our existing policies at any time, without a vote of, or notice to, our shareholders. For example, we may decide that to compete effectively, we should relax our underwriting guidelines and make riskier loans, which could result in a higher default rate on our portfolio. We may also decide to expand our business focus to other targeted asset classes, such as participation interests in mortgage loans, mezzanine loans and subordinate interests in mortgage loans. We could also decide to adopt investment strategies that include securitizing our portfolio, hedging transactions and swaps. We may even decide to broaden our business to include acquisitions of real estate assets, which we may or may not operate. Finally, as the market evolves, we may determine that the residential and commercial real estate markets do not offer the potential for attractive risk-adjusted returns for an investment strategy that is consistent with our intention to elect and qualify to be taxed as a REIT and to operate in a manner to remain exempt from registration under the Investment Company Act. If we believe it would be advisable for us to be a more active seller of loans and securities, we may determine that we should conduct such business through a taxable REIT subsidiary or that we should cease to maintain our REIT qualification. These changes may increase our exposure to interest rate risk, default risk, financing risk and real estate market fluctuations, which could adversely affect our business, operations and financial conditions as well as the market price of our common shares.

Management has broad authority to make lending decisions. If management fails to generate attractive risk-adjusted loans on a consistent basis, our revenue and income could be materially and adversely affected and the market price of a share of our common shares is likely to decrease.

Our senior executives have unrestricted authority to originate, structure and fund loans subject to whatever policies our board of directors have adopted. Thus, management could authorize transactions that may be costly and/or risky, which could result in returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Further, management’s decisions may not fully reflect the best interests of our shareholders. Our board of directors may periodically review our underwriting guidelines but will not, and will not be required to, review all our proposed loans. In conducting periodic reviews, our board of directors will rely primarily on information provided to them by management.

Our future success depends on the continued efforts of our senior executive officers and our ability to attract and retain additional qualified management, marketing, technical, and sales executives and personnel.

Our future success depends to a significant extent on the continued efforts of our co-chief executive officers, Jeffrey C. Villano and John L. Villano. They generate most, if not all, of our loan applications, supervise all aspects of the underwriting and due diligence process in connection with each loan, structure each loan and have absolute authority (subject only to the maximum amount of the loan) as to whether or not to approve the loan. We do not maintain key person life insurance for either of the Villanos. If either one of them is unable or unwilling to continue to serve as an executive officer on a full-time basis, our business and operations may be adversely affected.

As our business grows we will also need to recruit, train and retain additional managerial and administrative personnel as we begin to deploy the net proceeds and grow our business. This includes experienced real estate finance professionals, sales and marketing people, finance and accounting personnel, information technology professionals as well as administrative and clerical staff to support them. In addition, to manage our anticipated development and expansion, we must implement and upgrade our managerial, operational and financial systems and expand our facilities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The loss of any of our key executives, or the failure to attract, integrate, motivate, and retain additional key personnel could have a material adverse effect on our business. We compete for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than we possess. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. In addition, our expanded operations could lead to significant incremental operating costs and may divert financial resources from other projects. We cannot assure you that we will be successful in attracting, training, managing or retaining the personnel we need to manage our growth, and the failure to do so could have a material adverse effect on our business, prospects, financial condition, and results of operations. If we cannot effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to increase our revenue and profits could be jeopardized and we may not be able to implement our overall business strategy.

Terrorist attacks and other acts of violence or war may adversely impact the real estate industry generally and our business, financial condition and results of operations.

Over the last few years there have been several high profile and successful terror attacks around the world including in the United States. In addition, over the last several months there have been several violent attacks on law enforcement officers in various cities in the United States. Any future terrorist attacks or a prolonged period of civil unrest, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, including the real estate capital markets, the economy or our business. Terrorist attacks and prolonged periods of civil unrest could also adversely affect the credit quality of some of our loan portfolio, which could have an adverse impact on our financial condition, results of operations and the market price of our common shares.

The enactment of the Terrorism Risk Insurance Act of 2002, or the TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2020, requires insurers to make terrorism insurance available under their property and casualty insurance policies to receive federal compensation under TRIA for insured losses. However, this legislation does not regulate the pricing of such insurance. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable financing opportunities available to us and the pace at which we can make loans. If property owners are unable to obtain affordable insurance coverage, the value of their properties could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we may acquire and store sensitive data on our network, such as our proprietary business information and personally identifiable information of our prospective and current borrowers. The secure processing and maintenance of this information is critical to our business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could materially and adversely affect us.

Risks Related to Our Portfolio

If we overestimate the value the collateral securing the loan, we may experience losses.

Loan decisions are typically made based on the value of the collateral securing the loan rather than the credit of the borrower or the cash flow from the property. We cannot assure you that our assessments will always be accurate or the circumstances relating to the collateral or, for that matter, the borrower, will not change during the loan term, which could lead to losses and write-offs. Losses and write-offs could materially and adversely affect our business, operations and financial condition and the market price of our common shares. As a real estate finance company, we deal with a variety of default situations on a regular basis. As such, we are unable to quantify the number of loans that may, at one time or another, have been in default. Despite its conservative underwriting policy, specifically that the loan-to-value ratio may not exceed 65%, since its inception in December 2010, SCP has foreclosed on one property and acquired eight other properties from five different borrowers who were in default of their obligations to SCP. We cannot assure you that we will be able to avoid foreclosures in the future and that such foreclosures will not have a significant adverse impact on our financial performance and cash flows.

Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets that we intend to originate.

Our results of operations will be materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. In recent years, significant adverse changes in financial market conditions have resulted in a decline in real estate values, jeopardizing the performance and viability of many real estate loans. As a result, many traditional mortgage lenders suffered severe losses and several have even failed. This situation has negatively affected both the terms and availability of financing for small non-bank real estate finance companies. This could have an adverse impact on our financial condition, business operations and the price of our common shares.

Short-term loans may involve a greater risk of loss than traditional mortgage loans.

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the interim loan. To the extent we suffer such losses with respect to our interim loans, our enterprise value and the price of our common shares may be adversely affected.

We may be subject to “lender liability” claims. Our financial condition could be materially and adversely impacted if we were to be found liable and required to pay damages.

In recent years, several judicial decisions have upheld the right of borrowers to sue lenders on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We cannot assure you that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

An increase in the rate of prepayment of outstanding loans may have an adverse impact on the value of our portfolio as well as our revenue and income.

The value of our loan portfolio may be affected by prepayment rates and a significant increase in the rate of prepayments could have an adverse impact on our operating results. Recently, SCP has experienced an increase in the rate of prepayments, an indication that banks may be more willing to lend as general economic conditions seem to be improving. Prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. We do not charge a penalty or premium if a loan is paid off before its maturity date. In periods of declining interest rates, prepayment rates on mortgage and other real estate-related loans generally increase. Repayment proceeds are either invested in new loans or used to pay down bank debt. If we cannot reinvest the proceeds of repayments quickly in new loans with interest rates comparable to the rates on the loans being repaid, our revenue and profits will decline. Although, we also receive origination fees for new loans, we cannot assure that these fees will offset any reduction in the interest rate on the new loan.

The lack of liquidity in our portfolio may adversely affect our business.

The illiquidity of our loan portfolio may make it difficult for us to sell such assets if the need or desire arises. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the outstanding loan balance.

The geographic concentration of our loan portfolio may make our revenues and the values of the mortgages and real estate securing our portfolio vulnerable to adverse changes in local or regional economic conditions.

Under our current business model, we have one asset class — mortgage loans that we originate, underwrite, fund, service and manage — and we have no current plans to diversify. Moreover, most of SCP’s loans — approximately 93% of the aggregate outstanding principal balance at December 31, 2016 — were secured by properties located in Connecticut. The lack of geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline in the local or regional economy where the properties are located could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our loan portfolio were more geographically diverse. Therefore, our loan portfolio is subject to greater risk than other real estate finance companies that have a more diversified asset base and broader geographic footprint. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in several defaults within a relatively short time period, which may reduce our net income and the market price of our common shares.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operations.

A prolonged economic slowdown, a recession or declining real estate values could impair the performance of our assets and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Thus, we believe the risks associated with our business will be more severe during periods of economic slowdown or recession because these periods are likely to be accompanied by declining real estate values. Declining real estate values are likely to have one or more of the following adverse consequences:

•	reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase or investment in additional properties;

•	make it more difficult for existing borrowers to remain current on their payment obligations; and

•	significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be below the amount of our loan.

Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate new loans, which would materially and adversely affect our results of operations, financial condition, liquidity and the market price of our common shares.

Our due diligence may not reveal all liabilities of a borrower or other risks.

Before making a loan to a borrower, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the loan. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, services provided by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes will uncover all relevant facts or that the borrower’s circumstances will not change after the loan is funded. In either case, this could adversely impact the performance of the loan and our operating results.

Our loans are typically made to entities to enable them to acquire, develop or renovate residential or commercial property, which may involve a greater risk of loss than loans to individual owners of residential real estate.

We make loans to corporations, partnerships, limited liability companies and individuals to fund their acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial real estate held for resale or investment. In many instances, the property is under-utilized, poorly managed, or located in a recovering neighborhood. Thus, these loans may have greater risk than loans to individual property owners with respect to their primary residence or to owners of commercial operating properties because of a variety of factors. For instance, our borrowers usually do not have the need to occupy the property, or an emotional attachment to the property as borrowers of owner-occupied residential properties may have, and therefore they don’t always have the same incentive to avoid foreclosure. Similarly, the properties we loan against may have little or no cash flow. If the neighborhood in which the asset is located fails to recover per the borrower’s projections, or if the borrower fails to improve the quality of the property’s performance and/or the value of the property, the borrower may not receive a sufficient return on the property to satisfy the loan, and we bear the risk that we may not recover some or all of our principal. Finally, there are difficulties associated with collecting debts from entities that may be judgment proof. While we try to mitigate these risks in various ways, including by getting personal guarantees from the principals of the borrower, we cannot assure you that these lending and credit enhancement strategies will be successful.

Our inability to promptly foreclose on defaulted loans could increase our costs and/or losses.

While we have certain rights with respect to the real estate collateral underlying our loans, and rights against the borrower and guarantor(s), in the event of a default there are a variety of factors that may inhibit our ability to enforce our rights to collect the loan, whether through a non-payment action against the borrower, a foreclosure proceeding against the underlying property or a collection or enforcement proceeding against the guarantor. These factors include, without limitation, state foreclosure timelines and deferrals associated therewith (including with respect to litigation); unauthorized occupants living in the property; federal, state or local legislative action or initiatives designed to provide residential property owners with assistance in avoiding foreclosures and that serve to delay the foreclosure process; government programs that require specific procedures to be followed to explore the refinancing of a residential mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems. In short, foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, in the event of the bankruptcy of the borrower or guarantor, we may not have full recourse to the assets of the borrower, or the assets of the borrower or the guarantor may not be sufficient to satisfy the debt.

None of our loans are funded with interest reserves and our borrowers may be unable to pay the interest accruing on the loans when due, which could have a material adverse impact on our financial condition.

Our loans are not funded with an interest reserve. Thus, we rely on the borrowers to make interest payments as and when due from other sources of cash. Given the fact that many of the properties securing our loans are not income producing or even cash producing and most of the borrowers are entities with no assets other than the single property that is the subject of the loan, some of our borrowers have considerable difficulty servicing our loans and the risk of a non-payment of default is considerable. We depend on the borrower’s ability to refinance the loan at maturity or sell the property for repayment. If the borrower is unable to repay the loan, together with all the accrued interest, at maturity, our operating results and cash flows would be materially and adversely affected.

Interest rate fluctuations could reduce our ability to generate income and may cause losses.

Our primary interest rate exposure relates to the yield on our loan portfolio and the financing cost of our debt. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. This exposure is exacerbated by the fact that the interest rates on our loans are fixed throughout the term of the loan, which is generally three years, while the interest rate on our debt is variable and changes every time there is a change in the prime rate. Changes in interest rates will affect our revenue and net income in one or more of the following ways:

•	our operating expenses may increase;

•	our ability to originate loans may be adversely impacted;

•	to the extent we use our credit line or other forms of debt financing to originate loans, our borrowing costs would rise, reducing the “spread” between our cost of funds and the yield on our outstanding mortgage loans, which tend to be fixed rate obligations;

•	a rise in interest rates may discourage potential borrowers from refinancing existing loans or defer plans to renovate or improve their properties;

•	increase borrower default rates;

•	negatively impact property values making our existing loans riskier and new loans that we originate smaller;

•	rising interest rates could also result in reduced turnover of properties which may reduce the demand for new mortgage loans.

In December 2016, the United States Federal Reserve Board (the “Fed”) raised its targeted federal funds rate 25 basis points, or 0.25%. As a result, the interest rate on the Bankwell Credit Line was increased from 6.50% to 6.75% as of December 16, 2016. In March, 2017, the Fed again raised the its targeted federal funds rate 0.25 basis points, resulting in another increase to our borrowing rate. In addition, the Fed confirmed that it intends to continue to raise interest rates gradually throughout 2017. Further increases in interest rates will increase our borrowing costs. As interest rates continue to rise, we believe our investors will expect a concomitant increase in yield on their investment. If rates increase gradually, we believe we will be able to pass along these increases to our borrowers under new loans and thus satisfy the expectations of our investors. However, if rates increase rapidly or the periodic increases are significant, we may not be able to increase our lending rate quickly enough to satisfy the expectations of the investment community. Further, all our loans are fixed rate obligations and we cannot unilaterally increase the interest rates on our outstanding loans. Therefore, with respect to our existing portfolio, the “spread” between the interest we receive and the cost of funds to finance these loans, will shrink, which will adversely impact our net income. This could lead to a decrease in the market price of our common shares. To date, we have not raised rates on our loans to match the increases in our borrowing rate, as we originally intended. After considering the pros and cons of increasing our rates and considering our relatively low level of debt following our IPO, we believe the better strategy for now is to focus on building market share rather than short-term profits and cash flow. This could have an adverse impact on our profits and cash flow in the short-term. In addition, we cannot assure that we will be able to increase our rates at any time in the future.

Liability relating to environmental matters may adversely impact the value of properties securing our loans.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt instruments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our shareholders. If we acquire any properties by foreclosure or otherwise, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and the market price of our common shares.

Defaults on our loans may cause declines in revenues and net income. The impact of defaults may be exacerbated by the fact that we do not carry loan loss reserves.

Defaults by borrowers could result in one or more of the following adverse consequences:

•	a decrease in interest income, profitability and cash flow;

•	the establishment of or an increase in loan loss reserves;

•	write-offs and losses;

•	default under our credit facility; and

•	an increase in legal and enforcement costs, as we seek to protect our rights and recover the amounts owed.

As a result, we will have less cash available for paying our other operating expenses and for making distributions to our shareholders. This would have a material adverse effect on the market price of our common shares. Based on experience and periodic evaluation of its loan portfolio, at each of December 31, 2016 and 2015, SCP did not have a loan loss reserve. A loss with respect to all or a portion of a loan in our portfolio in excess of our reserve will have an immediate and adverse impact on our net income. The valuation process of our loan portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a period in which the availability of real estate credit is limited and real estate transactions have decreased. These estimates and judgments are based on several factors, including projected cash flows from the collateral securing our mortgage loans, if any, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, the relative strength or weakness of the refinancing market and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

Our revenues and the value of our portfolio may be negatively affected by casualty events occurring on properties securing our loans.

We require our borrowers to obtain, for our benefit, all risk property insurance covering the property and any improvements to the property collateralizing our loan in an amount intended to be sufficient to provide for the cost of replacement in the event of casualty. However, the amount of insurance coverage maintained for any property may not be sufficient to pay the full replacement cost following a casualty event. Furthermore, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically feasible to insure. Changes in zoning, building codes and ordinances, environmental considerations and other factors may make it impossible for our borrowers to use insurance proceeds to replace damaged or destroyed improvements at a property. If any of these or similar events occur, the amount of coverage may not be sufficient to replace a damaged or destroyed property and/or to repay in full the amount due on loans collateralized by such property. Thus, our returns and the value of our investment may be reduced.

Borrower concentration could lead to significant losses, which could have a material adverse impact on our operating results and financial condition.

As of December 31, 2016, no single borrower or group of affiliated borrowers accounted for more than 5% of SCP’s loan portfolio. At December 31, 2015, two borrowers each accounted for more than 5% of SCP’s loan portfolio, one of whom was JJV. Concentration of loans to a limited number of borrowers or a group of affiliated borrowers poses a significant risk, as a default by a borrower on one loan or by one borrower in a group of affiliates is likely to result in a default by the borrower on other loans or by other borrowers in the group. We will attempt to mitigate this risk by adopting a policy that the total amount of loans outstanding to any single borrower or group of affiliated borrowers may not exceed more than 10% of our loan portfolio after taking into account the loan under consideration. In addition, we will also adopt a policy precluding loans to related parties unless such loans are on terms no less favorable to us than similar loans to unrelated third parties taking into account all of our underwriting criteria and that such loan has been approved by a majority of our independent directors.

Risks Related to Financing Transactions

Our existing credit line has numerous covenants with which we must comply. If we are unable to comply with these covenants, the outstanding amount of the loan could become due and payable and we may have to sell off a portion of our loan portfolio to pay off the debt.

The Bankwell Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. Under the terms of the Bankwell Credit Line, the amount outstanding at any one time may not exceed the lesser of (i) $15.0 million and (ii) our Eligible Note Receivables (as defined in the Line of Credit Agreement). In addition, each “Advance” is further limited to the lesser of (i) 50% – 75%, depending on the loan-to-value ratio, of the principal amount of the particular Eligible Note Receivable being funded and (ii) $250,000. In addition, to qualify as an “Eligible Note Receivable,” any loan with an original principal amount exceeding $325,000 requires an independent appraisal of the property securing such loan. As of December 31, 2016, we estimate that loans having an aggregate principal amount of approximately $19.6 million, representing approximately 58.2% of SCP’s mortgage receivables as of that date, satisfied all of the eligibility criteria under the Bankwell Credit Line. As of December 31, 2016, the total amount outstanding under the Bankwell Credit Line was approximately $8.1 million leaving us with sufficient borrowing capacity to draw down the full amount of the credit line if we so choose. However, given the nature of our business, we cannot assure you that we will always be able to borrow the maximum allowed under the terms of the Bankwell Credit Line.

These limitations include the following:

•	prohibiting any liens on any of the collateral securing the Bankwell Credit Line, which is essentially all of our assets;

•	prohibiting us from merging, consolidating or disposing of any asset;

•	prohibiting us from incurring additional indebtedness exceeding $100,000 in the aggregate;

•	prohibiting us from forming or transacting business with any subsidiary or affiliate other than to make loans to our borrowers;

•	prohibiting us from allowing any litigation exceeding $50,000 against any of our assets unless we are fully insured against such loss;

•	prohibiting us from declaring or paying any cash dividends exceeding our REIT taxable income;

•	prohibiting us from purchasing any securities issued by or otherwise invest in any public or private entity; and

•	Jeffrey Villano and John Villano must remain as our senior executive officers with day-to-day operational involvement.

Loan covenants include the following:

•	punctually pay amounts due;

•	pay on demand any charges customarily incurred or levied by Bankwell;

•	pay any and all taxes, assessments or other charges assessed against us or any of our assets;

•	pay all insurance premiums;

•	maintain our principal deposit and disbursement accounts with Bankwell;

•	perfect Bankwell’s lien on the assets;

•	comply with all applicable laws, ordinances, rules and regulations of any governmental authority; or

•	change the form of or nature of our ownership structure from a REIT.

The loan agreement also includes the following covenants:

•	we must maintain a fixed charge coverage ratio of at least 1.35:1.00 at the end of each fiscal quarter;

•	we must maintain a tangible net worth of not less than the sum of (x) seventy-five percent (75%) of shareholders’ equity immediately following the consummation of the IPO plus (y) sixty percent (60%) percent of net cash proceeds from the sale of any of our equity securities following the consummation of the IPO; and

•	each of Jeffrey Villano and John Villano must own not less than 500,000 shares of our issued and outstanding capital stock.

If we fail to meet or satisfy any of these covenants, we would be in default under our agreement with Bankwell, and Bankwell could elect to declare outstanding amounts due and payable, terminate its commitments to us, require us to post additional collateral and/or enforce their interests against existing collateral. Acceleration of our debt to Bankwell could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT, significantly reduce our liquidity or require us to sell our assets to repay amounts due and outstanding. This would significantly harm our business, financial condition, results of operations and ability to make distributions and could result in the foreclosure of our assets which secure our obligations, which could cause the value of our capital shares to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

If we default and Bankwell accelerates the loan we would have to repay the debt immediately from our working capital (i.e., proceeds from loan repayments), proceeds from the sale of all or a portion of our loan portfolio or debt or equity securities, or refinance with another lender. We cannot assure you that we would be able to replace the Bankwell Credit Line on similar terms or on any terms. If we must sell a portion of our loan portfolio, the amount we realize may be less than the face amount of the loans sold, resulting in a loss. If we sell a portion of our portfolio or use proceeds from loan repayments to pay the Bankwell debt, our opportunities to grow our business will be negatively impacted.

Our access to financing may be limited and, thus, our ability to maximize our returns may be adversely affected.

Our ability to grow and compete may also depend on our ability to borrow money to leverage our loan portfolio and to build and manage the cost of expanding our infrastructure to manage and service a larger loan portfolio. The Bankwell Credit Line prohibits us from incurring additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Even if Bankwell does consent, we cannot assure you that a subsequent financing source would agree to any conditions that Bankwell may impose and insist upon.

In general, the amount, type and cost of any financing that we obtain from another financial institution will have a direct impact on our revenue and expenses and, therefore, can positively or negatively affect our financial results. The percentage of leverage we employ will vary depending on our assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our existing portfolio, the potential for losses and extension risk in our portfolio, the gap between the size and duration of our assets and liabilities, the availability and cost of financing, our opinion as to the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope, and volatility of interest rates, the credit quality of our borrowers and the collateral underlying our assets.

Our access to financing will depend upon a number of factors, over which we have little or no control, including:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the governmental agencies;

•	our current and potential future earnings and cash distributions; and

•	the market price of our common shares.

Continuing weakness in the capital and credit markets could adversely affect our ability to secure financing on favorable terms or at all. In addition, if regulatory capital requirements imposed on lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell loans at an inopportune time or price.

We cannot assure you that we will always have access to structured financing arrangements when needed. If structured financing arrangements are not available to us we may have to rely on equity issuances, which may be dilutive to our shareholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our lending activities and/or dispose of loans in our portfolio, which could negatively affect our results of operations.

We have no formal corporate policy and none of our governance documents limit our ability to borrow money. Our use of leverage may adversely affect the return on our assets and may reduce cash available for distribution to our shareholders, as well as increase losses when economic conditions are unfavorable.

Although our agreement with Bankwell restricts our ability to incur additional indebtedness exceeding $100,000 in the aggregate, we do not have a formal corporate policy limiting the amount of debt we may incur and none of our governing documents contain any limitation on the amount of leverage we may use. Thus, we may significantly increase the amount of our indebtedness and the leverage we utilize at any time without approval of our shareholders. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•	our cash flow from operations may be insufficient to make required payments of principal and interest on our outstanding indebtedness or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets pledged or liened to secure our indebtedness to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that yields will increase with higher financing costs;

•	we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, shareholder distributions or other purposes; and

•	we may not able to refinance debt that matures prior to the asset it was used to finance on favorable terms, or at all.

Risks Related to REIT Status and Investment Company Act Exemption

We have no experience operating as a REIT or managing a portfolio of assets in the manner necessary to maintain an exemption under the Investment Company Act, which may hinder our ability to achieve our business objectives or result in the loss of our qualification as a REIT.

We have no experience converting to a REIT and none of our executive officers have any experience managing a loan portfolio under a set of complex laws, rules and regulations or operating a business in compliance with a set of technical limitations and restrictions as those applicable to REITs. Similarly, we have no experience operating under or avoiding being subject to the Investment Company Act. As a result, we are subject to all of the customary business risks and uncertainties associated with any new business, including the risk that we will not achieve our objectives and, as a result, the value of our common shares could decline substantially. The rules and regulations applicable to REITs under the Code are highly technical and complex and the failure to comply with these rules and regulations in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. In addition, we will be required to develop and implement or invest in substantial control systems and procedures to maintain our qualification as a public REIT. As a result, we cannot assure you that we will be able to successfully operate as a REIT or comply with rules and regulations applicable to REITs, which would substantially reduce our earnings and may reduce the market value of our common shares. In addition, to maintain our exemption from registration under the Investment Company Act, the assets in our portfolio will be subject to certain restrictions, which will limit our operations meaningfully.

Complying with REIT requirements may hinder our ability to maximize profits, which would reduce the amount of cash available to be distributed to our shareholders. This could have an adverse impact on the price of our shares.

To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning among other things, the composition of our assets, our sources of income, the amounts we distribute to our shareholders and the ownership of our capital shares. Specifically, we must ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of such issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, we must dispose of the portion of our assets exceeding such amounts within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In such event, we may be forced to sell non-qualifying assets at less than their fair market value. As a result of these requirements, our operating costs may increase to ensure compliance. For example, as a REIT, we may depend to a much greater extent than we currently do on communications and information systems. We may have to upgrade our existing systems to monitor a larger portfolio of loans, to track our revenue to make sure we do not inadvertently fail the revenue requirements for a REIT and to make sure that we distribute the requisite amount of our income to shareholders. In addition, we expect our operating expenses to increase as a result of our conversion to a REIT, becoming a publicly-held reporting company and anticipated growth and we cannot assure you that we will be able to sustain our profitability at our historical levels. In addition, we may also be required to make distributions to shareholders at times when we do not have funds readily available for distribution or are otherwise not optional for us. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Our failure to qualify or to remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.

We intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our 2017 tax year or as soon as practicable thereafter. While we believe that we will qualify as a REIT after the consummation of the IPO, we have not requested and do not intend to request a ruling from the Internal Revenue Service (the “IRS”), that we do or will qualify as a REIT. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all our taxable income to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.

To qualify as a REIT, we must distribute to our shareholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our net income to our shareholders in a manner that will satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

Our ability to pay dividends, the amount of the dividend and the frequency at which we will pay dividends is subject to numerous factors, including the following:

•	how quickly we can deploy the net proceeds from the IPO to make new loans;

•	our ability to increase the interest rate on our loans to keep pace with the frequency and size of rate increases under our credit line;

•	our ability to manage and control our operating and administrative expenses, particularly those relating to our status as a public reporting REIT;

•	defaults by our borrowers;

•	regional and national economic conditions;

•	competition from banks and other financing sources;

•	our cash flow from operations;

•	unanticipated developments, write-offs or liabilities;

•	restrictions and limitations imposed by the BCL; and

•	restrictions in our existing and future credit facilities.

Our taxable income may substantially exceed our net income as determined by U.S. GAAP and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on mortgage loans before we receive any payments of interest or principal on such assets. We may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common shares.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

As a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may create “taxable REIT subsidiaries” to hold some of our assets. Any taxes paid by such subsidiary corporations would decrease the cash available for distribution to our shareholders.

Our qualification as a REIT may depend on the accuracy of legal opinions or advice rendered or given and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

In determining whether we qualify as a REIT, we may rely on opinions or advice of counsel as to whether certain types of assets that we hold or acquire are deemed REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

We may choose to make distributions in our common shares, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may distribute taxable dividends that are payable in cash and/or common shares at the election of each shareholder. Shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash portion of the dividend. Accordingly, shareholders receiving a distribution of shares may be required to sell those shares or may be required to sell other assets they own at a time that may be disadvantageous to satisfy any tax imposed on the distribution they receive from us. If a shareholder sells the common shares that he or she receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of a share of our common shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares, by withholding or disposing of some of the common shares in the distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our shareholders determine to sell their common shares to pay taxes owed on dividends, such sale may adversely impact the market price of our common shares.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common shares.

Dividends payable by REITs are not eligible for the reduced rates generally applicable to dividends but are taxed at the same rate as ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends. This could have an adverse impact on the market price of our common shares.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT. In addition, we may be subject to a 100% tax on any gain realized from the sale of assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

The ownership restrictions set forth in our certificate of incorporation, as amended, may not prevent five or fewer shareholders from owning 50% or more of our outstanding shares of capital shares causing us to lose our status as a REIT. This loss of status may inhibit market activity in our common shares and restrict our business combination opportunities.

To qualify as a REIT, not more than 50% in value of our outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own shares of our capital stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help insure that we meet the tests, our certificate of incorporation, as amended, restricts the acquisition and ownership of our capital shares. The ownership limitation is fixed at 4.99% of our outstanding capital shares, by value or number of shares, whichever is more restrictive. Our co-chief executive officers, Jeffrey C. Villano and John L. Villano, are exempt from this restriction. Jeffrey C. Villano and John L. Villano beneficially owned 17.34% and 12.62%, respectively, of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

The tax on prohibited transactions may limit our ability to engage in transactions that may be beneficial to us and/or our shareholders.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Although we have no plans to sell any of our loans, in the future we may need to sell all or a portion of our portfolio to raise funds, reduce our exposure to certain risks or for other reasons. In such event, to avoid the prohibited transactions tax, we may be required to structure the sales in ways that may be less beneficial than we would if we were not a REIT.

We may be subject to adverse legislative or regulatory tax changes that could adversely impact the market price of our common shares.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

We may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

As a REIT, we are required to distribute to our shareholders at least 90% of our taxable income each year. We intend to satisfy this requirement through quarterly distributions of all or substantially all our REIT taxable income in such year, subject to certain adjustments. Our ability to make distributions may be adversely affected by various factors, including the risk factors described herein. If we make distributions from the proceeds of the IPO, which would generally be considered a return of capital for tax purposes, our future earnings and cash available for distribution may be reduced from what they otherwise would have been. All distributions will be made at the discretion of our board of directors and will depend on various factors, including our earnings, our financial condition, our liquidity, our debt covenants, maintenance of our REIT qualification, applicable provisions of the BCL, and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our shareholders:

•	how we deploy the net proceeds from the IPO;

•	our ability to make loans at favorable interest rates;

•	expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

A change in any of these factors could affect our ability to make distributions. As a result, we cannot assure you that we will be able to make distributions to our shareholders at any time in the future or that the level of any distributions we do make to our shareholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

In addition, distributions that we make to our shareholders will generally be taxable to our shareholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a shareholder’s investment in our common shares.

We could be materially and adversely affected if we are deemed to be an investment company under the Investment Company Act.

We intend to conduct our business in a manner that will qualify for the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act. The SEC generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of non-real estate assets or a portion thereof, potentially at a loss, to qualify for the 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.

Registration under the Investment Company Act would require us to comply with a variety of substantive requirements that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	restrictions on leverage or senior securities;

•	restrictions on unsecured borrowings;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business, and criminal and civil actions could be brought against us.

Registration with the SEC as an investment company would be costly, would subject us to a host of complex regulations and would divert attention from the conduct of our business, which could materially and adversely affect us. In addition, if we purchase or sell any real estate assets to avoid becoming an investment company under the Investment Company Act, our net asset value, the amount of funds available for investment and our ability to pay distributions to our shareholders could be materially adversely affected.

Risks Related to Our Common Shares

Management has significant influence over all matters submitted to shareholders for approval and may act in a manner that conflicts with the interests of other shareholders.

John L. Villano and Jeffrey C. Villano, our co-chief executive officers, beneficially own 12.62% and 17.34%, respectively, of our common shares. Thus, Messrs. Villano will have significant influence over all corporate actions, including the election of directors and all other matters requiring shareholder approval, whether pursuant to the BCL or our certificate of incorporation, as amended. This concentration of ownership, particularly in light of the ownership limitations imposed on other shareholders, could have an adverse impact on the market price of our common shares.

Our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, assessing the adequacy of the allowance for loan losses. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. For example, currently, we do not carry any loan loss reserves. However, a decline in economic condition could negatively impact the credit quality of our loan portfolio and require us to establish loan loss reserves, which could have an adverse impact on our net income. In addition, because we have limited operating history as a REIT and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities.

We will incur increased costs associated with, and our management will need to devote substantial time and effort to, compliance with public company reporting and other requirements.

We expect our operating expenses to increase significantly over the next 12 months relative to prior years. As a publicly-held reporting company and a REIT, we expect to incur significant legal, accounting and other expenses, such as exchange listing fees, filing, printing and mailing expenses, transfer agent fees, and others, that we did not incur as a private company. For example, we will be required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE MKT and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Furthermore, as a corporation we will incur various costs and expenses that SCP did not incur as a limited liability company, such as director fees, directors’ and officers’ insurance and state and local franchise taxes. In addition, in lieu of paying a management fees to our manager, JJV, we will incur significant compensation and other employee-related expenses (cash and non-cash) for services rendered by our senior executive officers. Finally, certain operating expenses that were paid by JJV, such as rent, will be paid by us directly.

Our management and other personnel will be required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations are likely to cause our operating costs and expenses to increase and will make certain activities more time-consuming and costly. We may need to hire additional accounting and finance personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. We cannot yet predict or estimate the costs we may incur in the future with respect to these compliance initiatives or the timing of such costs. In addition, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

There has never been, and there may never be, an active and orderly trading market for our common shares.

Our common shares first began to trade on the NYSE MKT on February 10, 2017. However, we cannot assure you that an active trading market for our common shares will develop or be sustained. As a result, investors in our common shares must be able to bear the economic risk of holding those shares for an indefinite period of time. In addition, we cannot assure that we will, in the future, continue to meet the listing standards of the NYSE MKT or those of any other national securities exchange, in which case our common shares may be “delisted.” In that event, our common shares will be quoted on an-over-the-counter quotation system. In those venues, you may find it difficult to obtain accurate quotations as to the market value of your common shares and it may be difficult to find buyers to purchase your common shares and relatively few market makers to support its price. As a result of these and other factors, you may be unable to resell your common shares at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using our common shares as consideration.

The price for our common shares may be influenced by numerous factors, many of which are beyond our control, resulting in extreme volatility.

The trading price of our common shares is likely to be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere herein, these factors include:

•	our operating results and financial condition;

•	additions or departures of key personnel;

•	changes in laws or regulations applicable to our business;

•	our dependence on third parties;

•	failure to meet or exceed any financial guidance or expectations that we may provide to the public;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet or exceed the estimates and projections of the investment community;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to maintain an adequate rate of growth and manage such growth;

•	issuances of debt or equity securities;

•	sales of our common shares by our shareholders in the future, or the perception that such sales could occur;

•	trading volume of our common shares;

•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

•	national, regional and/or local political and economic conditions;

•	effects of natural or man-made catastrophic events; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the stocks of real estate related companies, including REITs, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common shares, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common shares.

FINRA sales practice requirements may limit your ability to buy and sell our common shares.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. Because these FINRA requirements are applicable to our common shares, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common shares, which may limit the ability of our shareholders to buy and sell our common shares and could have an adverse effect on the market for and price of our common shares.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and any trading volume could decline.

Any trading market for our common shares that may develop will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us or our business. If no securities or industry analysts commence coverage of us, the trading price for our common shares could be negatively affected. If securities or industry analysts initiate coverage, and one or more of those analysts downgrade our common shares or publish inaccurate or unfavorable research about our business, the price of our common shares would likely decline. If one or more of these analysts cease to cover us or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause a decline in the price and trading volume of our common shares.

We have a substantial number of shares of authorized but unissued capital stock, and if we issue additional shares of our capital stock in the future, our existing shareholders will be diluted.

Our certificate of incorporation, as amended, authorizes the issuance of up to 50,000,000 common shares and up to 5,000,000 preferred shares with the rights, preferences and privileges that our board of directors may determine from time to time. As of the date of this report, we have no preferred shares outstanding and 11,103,237 common shares issued and outstanding, which represents approximately 22% of our total authorized common shares. In addition to capital raising activities, which we expect to continue to pursue in order to raise the funding we will need in order to continue our operations, other possible business and financial uses for our authorized capital stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of our capital stock, issuing shares of our capital stock to partners or other collaborators in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plans, or other transactions and corporate purposes that our board of directors deems are in our best interests. Additionally, shares of our capital stock could be used for anti-takeover purposes or to delay or prevent changes in control to our management. Any future issuances of shares of our capital stock may not be made on favorable terms or at all, they may not enhance shareholder value, they may have rights, preferences and privileges that are superior to those of our common shares, and they may have an adverse effect on our business or the trading price of our common shares. The issuance of any additional common shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding common shares. Additionally, any such issuance will reduce the proportionate ownership and voting power of all our current shareholders.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens herein. For example, in this report, we have not included all the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common shares less attractive if we rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.

We have elected to avail ourselves of the extended transition period for adopting new or revised accounting standards available to emerging growth companies under the JOBS Act and will, therefore, not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, which could make our common shares less attractive to investors.

The JOBS Act provides that an emerging growth company can take advantage of exemption from various reporting requirements applicable to other public companies and an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We intend to avail ourselves of these exemptions and the extended transition periods for adopting new or revised accounting standards and therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company. We cannot predict whether investors will find our stock less attractive as a result of this election. If some investors find our common shares less attractive as a result of this election, there may be a less active trading market for our common shares and our stock price may be more volatile.

As a publicly-held, reporting company, we expect to incur significantly increased costs and that management must devote substantial time to reporting and other compliance matters. We expect these costs and expenses to further increase after we are no longer an “emerging growth company.”

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting with our second annual report, which will be filed with the SEC in 2018. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Risks Related to Our Organization and Structure

Certain provisions of New York law could inhibit changes in control.

Various provisions of the BCL may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of our common shares. For example, we are subject to the “business combination” provisions of the BCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested shareholder” (defined generally as any person who beneficially owns 20% or more of our then outstanding voting capital shares or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder. After the five-year prohibition, any business combination between us and an interested shareholder generally must be recommended by our board of directors and approved by the affirmative vote of a majority of the votes entitled to be cast by holders of our voting capital shares other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder. These provisions do not apply if holders of our common shares receive a minimum price, as defined under New York law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested shareholder for its common shares. They also do not apply to business combinations that are approved or exempted by a board of directors prior to the time that the interested shareholder becomes an interested shareholder.

Our authorized but unissued common and preferred shares may prevent a change in our control.

Our certificate of incorporation, as amended, authorizes us to issue additional authorized but unissued common or preferred shares. Currently, we have 38,896,763 authorized but unissued common shares and 5,000,000 authorized but unissued preferred shares, all of which are available for issuance at the discretion of our board of directors. As a result, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.

Our rights and the rights of our shareholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our certificate of incorporation, as amended, limits the liability of our present and former directors to us and our shareholders for money damages to any breach of duty in such capacity, if a judgment or other final adjudication adverse to a present or former officer or director establishes that his or her acts or omissions were in bad faith or involved intentional misconduct or a knowing violation of law or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled or that his or her acts violated Section 719 of the BCL. Section 719 of the BCL limits director liability to the following four instances:

•	declarations of dividends in violation of the BCL;

•	a purchase or redemption by a corporation of its own shares in violation of the BCL;

•	distributions of assets to shareholders following dissolution of the corporation without paying or providing for all known liabilities; and

•	making any loans to directors in violation of the BCL.

Our certificate of incorporation, as amended, and bylaws authorizes us to indemnify our directors and officers for actions taken by them in those capacities to the maximum extent permitted by the BCL. In addition, we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

Our bylaws contain provisions that make removal of our directors difficult, which could make it difficult for our shareholders to effect changes to our management.

Our bylaws provide that a director may be removed by either the board of directors or by shareholders for cause. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum, unless the vacancy occurred as a result of shareholder action, in which case the vacancy must be filled by a vote of shareholders at a special meeting of shareholders duly called for that purpose. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

SCP’s business is currently conducted by JJV from JJV’s offices located at 23 Laurel Street, Branford, Connecticut. On December 9, 2016, SCP acquired the property located at 698 Main Street, Branford, Connecticut. The property includes two buildings, one of which will become our new principal offices. The building has one-story and measures 2,600 square feet. We have applied for various permits and other variances to renovate the building to accommodate our needs, including adding a second story to the building. Assuming we obtain the necessary approvals within the next 30 days, we believe the new building will be ready for occupancy in the fourth quarter of 2017. The other, smaller, building on the property is subject to a month-to-month lease. The current rent is $800 per month.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings not in the ordinary course of business.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Common Equity, and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

On February 10, 2017, our common shares listed on the NYSE MKT and began trading under the symbol “SACH”. Prior to its listing on the NYSE MKT, our common shares were not publicly traded. The IPO price of our common shares was $5.00 per share. From February 10, through April 6, 2017, the high and low sales prices for our common shares was $5.35 and $4.75.

Holders

As of April 6, 2017, we had five shareholders of record.

Dividends and Distribution Policy

The holders of our common shares are entitled to receive dividends as may be declared from time to time by our board of directors. Payments of future dividends are within the discretion of our board of directors and depend on, among other factors, our retained earnings, capital requirements, operations and financial condition.

As a newly formed corporation, we have no dividend payment history. However, as a limited liability company, SCP made annual distributions of capital and net profits to its members. For 2014, 2015 and 2016, the amounts distributed were $636,642, $1,396,215 and $3,879,259, respectively.

As a REIT, we will be required, before the end of any REIT taxable year in which we have accumulated earnings and profits attributable to a non-REIT year, to declare a dividend to our shareholders to distribute such accumulated earnings and profits (a “Purging Distribution”). As of December 31, 2016, we did not have any accumulated earnings and profits attributable to a non-REIT year.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

Our ability to pay dividends, the amount of the dividend and the frequency at which we will pay dividends is subject to numerous factors, many of which are discussed elsewhere herein including under the caption “Risk Factors”. The payment of dividends (including the amount and frequency) will depend on numerous factors, including the following:

•	how quickly we can deploy the net proceeds from the IPO to make new loans;

•	our ability to increase the interest rate on our loans to keep pace with the frequency and size of rate increases under our credit line;

•	our ability to manage and control our operating and administrative expenses, particularly those relating to our status as a public reporting REIT;

•	defaults by our borrowers;

•	the rate of prepayments on our outstanding loans and our ability to reinvest those payments in new loans;

•	regional and national economic conditions;

•	competition from banks and other financing sources;

•	our cash flow from operations;

•	unanticipated developments, write-offs or liabilities;

•	restrictions and limitations imposed by the BCL; and

•	restrictions in our existing and future credit facilities.

For information regarding securities authorized under the equity compensation plan, see Item 12.

Sales of Unregistered Securities

In January 2016, upon formation, we issued an aggregate of 2,250,000 common shares in consideration for $0.001 per share. The issuance was deemed exempt from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) and/or Section 4(a)(5) and Regulation D promulgated thereunder. Subsequent thereto, 30,000 of such shares were cancelled and restored to the status of authorized and unissued common shares.

On February 8, 2017, we issued 6,283,237 common shares to SCP in exchange for all its assets and liabilities. SCP will distribute the common shares to its members, pro rata, in accordance with their capital account balances in liquidation of their ownership interest in SCP. The distribution by SCP is exempt from the Registration requirements of the Securities Act pursuant to Section 4(a) thereunder.

Use of Proceeds

On February 9, 2017, our registration statement on Form S-11 (File No. 333-214323) for our IPO was declared effective by the SEC. The managing underwriter for the IPO was Joseph Gunnar & Co., LLC.

On February 15, 2017, we consummated our IPO pursuant to which we sold 2.6 million common shares at a price $5.00 per share, and raised an estimated $11.2 million in net proceeds after deducting the underwriting fees and offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates.

Initially, we used the net proceeds received from the IPO to reduce the outstanding balance on the Bankwell Credit Line and to fund new loans. The planned renovations to the building we purchased on Main Street in Branford, Connecticut that will serve as our new corporate headquarters are subject to receipt of the necessary permits and variances. These uses of funds are described in our final prospectus dated February 9, 2017.

ITEM 6. Selected Financial Data

We are a “smaller reporting company” as defined by Regulations S-K and as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7. Management’s Discussion and Analysis of Financial condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this annual report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

Introduction

Sachem Capital Corp. was formed, under the name HML Capital Corp., in January 2016 under the New York Business Corporation Law. On February 8, 2017 we consummated an exchange transaction with Sachem Capital Partners, LLC pursuant to which SCP transferred all of its assets to us in exchange for 6,283,237 of our common shares and our assumption of all of SCP’s liabilities, including its obligations under the Bankwell Credit Line. On February 9, 2017, we issued and sold 2,600,000 of our common shares pursuant to an effective S-11 registration statement that had been declared effective by the U.S. Securities and Exchange Commission. Prior to the consummation of the exchange transaction described above, we were not engaged in any business or investment activities, had only nominal assets and no liabilities.

We believe that upon the consummation of the IPO we met all the requirements to qualify as a REIT for federal income tax purposes and intend to elect to be taxed as a REIT beginning with our 2017 tax year or as soon as practicable thereafter. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% exercise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.

Overview of Business

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., three years or less) loans secured by first mortgage liens on real property located primarily in Connecticut. Each loan is also personally guaranteed by the principal(s) of the borrower, which guaranty is typically collaterally secured by a pledge of the guarantor’s interest in the borrower. Our typical borrower is a small real estate investor who will use the proceeds to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties located primarily in Connecticut held for investment or sale. The property may or may not be income producing. We do not lend to owner-occupants. Our loans are referred to in the real estate finance industry as “hard money loans.”

Since commencing operations in 2010, SCP has made 415 loans. Since we treat renewals and extensions of existing loans as new loans, we cannot determine how many of the 415 loans fall into this category. At December 31, 2016, (i) SCP’s loan portfolio included 217 loans with an aggregate loan amount of approximately $33.8 million with the principal amount of individual loans ranging from $35,000 to $1.1 million, (ii) the average original principal amount of the loans in the portfolio was $155,000 and the median loan amount was $105,000 and (iii) approximately 86% of the loans had a principal amount of $250,000 or less. At December 31, 2015, SCP’s loan portfolio included 180 loans with an aggregate loan amount of approximately $27.5 million and with the principal amount of individual loans ranging from $20,000 to $1.7 million, (ii) the average original principal amount of the loans in the portfolio was $152,000 and the median loan amount was $112,000 and (iii) approximately 87% of the loans had a principal amount of $250,000 or less. At December 31, 2016 and 2015 unfunded commitments for future advances under construction loans totaled $1.6 million and $1.26 million, respectively. Similarly, SCP’s revenues and net income have been growing. For 2016 revenues and net income were approximately $4.1 million and $3.0 million, respectively. For 2015 revenues were $2.8 million and net income was $2.3 million. While we cannot assure that we will be able to sustain these growth rates indefinitely, we do believe the business will continue to grow over the next few years. We expect most of the growth will be attributable to our further expansion into the Connecticut real estate market and our expansion throughout New England as well as portions of New York.

Our loans typically have a maximum initial term of three years and bear interest at a fixed rate of 9% to 12% per year and a default rate for non-payment of 18%. In addition, we usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. When we renew or extend a loan we generally receive additional “points” and other fees. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 65%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property Under the terms of our credit facility (described in greater detail below) loans exceeding $325,000 require an independent appraisal of the collateral. Failure to obtain such an appraisal would render the loan ineligible for financing under the credit facility. In the case of smaller loans, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers to evaluate the strength of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after taking into account the loan under consideration.

As a “hard money” real estate lender, our revenue consists primarily of interest earned on our loan portfolio and our net income is basically the spread between the interest we earn and our cost of funds. Since our capital structure is more heavily weighted to equity rather than debt (approximately 77.2% vs. 22.85% of our total capitalization at December 31, 2016) our cost of funds is relatively low, 6.5% through December 15, 2016. As of December 31, 2016, the annual yield on SCP’s loan portfolio was 12.23% per annum. The yield has been increasing steadily over the past few years as older loans with lower interest rates come due and are either being repaid or refinanced at higher rates. The yield reflected above does not include other amounts collected from borrowers and retained by SCP such as origination fees and late payment fees. As of December 16, 2016 the interest rate on our bank debt was increased to 6.75% per annum and as of March 16, 2017 increased to 7.0%. We expect our borrowing costs to increase in 2017 as the Federal Reserve Bank has indicated that it intends to continue to raise rates throughout 2017. To date, we have not raised rates on our loans to match the increases in our borrowing rate, as we originally intended. After considering the pros and cons of increasing our rates and considering our relatively low level of debt following our IPO, we believe the better strategy for now is to focus on building market share rather than short-term profits and cash flow. This could have an adverse impact on our profits and cash flow in the short-term. In addition, we cannot assure that we will be able to increase our rates at any time in the future.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since inception, SCP has acquired one property through a foreclosure action and eight other properties by “deed in lieu of foreclosure” — i.e., the borrower, in default of its obligations under the terms of the loan, transferred title to the mortgaged property to SCP. The foreclosed property was sold for a small loss and one of the other properties was sold at breakeven. Two properties were sold for less than their respective carrying values but the borrowers’ obligations are guaranteed by a third party and SCP intends to assert its rights under the guaranty. In August, 2016, we acquired five properties from two borrowers in connection with five separate mortgages that were in default. The aggregate amount of the five mortgages receivable, including interest and late charges receivable, was approximately $532,000. In October, 2016, we sold three of the five properties and, in connection therewith, recorded a loss of approximately $99,000 on our 2016 statement of operations. We continue to hold the remaining two properties and, based on the assessed value of the properties and market data, we believe the value of the remaining properties exceed their book value. Accordingly, we have not recorded an impairment loss for these properties. Subsequent to December 31, 2016, one of these properties has been sold for a gain of $29,500. The other property is rented and reflected as real estate held for rental.

Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by continuing to focus on selectively originating, managing and servicing a portfolio of first mortgage real estate loans and carefully manage our loan portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for commercial real estate loans that have a principal amount of less than $500,000, in Connecticut and neighboring states is significant and growing and that traditional lenders, including banks and other financial institutions that usually serve this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans on attractive terms and these conditions should persist for several years.

We have built our business on a foundation of intimate knowledge of the Connecticut real estate market, our ability to respond quickly to customer needs and demands and a disciplined underwriting and due diligence culture that focuses primarily on the value of the underlying collateral and that is designed to protect and preserve capital. We believe that our flexibility in terms of meeting the needs of borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the real estate market in Connecticut and the surrounding states and our focus on newly originated first mortgage loans has defined our success until now and should enable us to continue to achieve our objectives.

Our principal executive officers are experienced in hard money lending under various economic and market conditions. Our co-chief executive officers, Jeffrey C. Villano and John L. Villano, spend a significant portion of their time on business development as well as on underwriting, structuring and servicing each loan in our portfolio. A principal source of new transactions has been repeat business from existing and former customers and their referral of new business. We also receive leads for new business from banks, brokers, attorneys and web-based advertising. We rely on our own employees, independent legal counsel, and other independent professionals to verify title and ownership, to file liens and to consummate the transactions.

Sources of Capital

To grow our business, we must increase our loan portfolio, which requires that we raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. We do not have a policy limiting the amount of indebtedness that we may incur. Thus, our operating income in the future will depend on how much debt we incur and the spread between our cost of funds and the yield on our loan portfolio. Rising interest rates could have a adverse impact on our business if we cannot increase the rates on our loans to offset the increase in our cost of funds and to satisfy investor demand for yield. In addition, rapidly rising interest rates could have an unsettling effect on real estate values, which could compromise some of our collateral.

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Bankwell Credit Line, we may not incur any additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2016, debt proceeds represented approximately 23% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

SCP commenced operations in December 2010 with no capital. By January 2011, it had raised $443,000 of initial capital, of which $75,000 was contributed by an affiliate of Jeffrey Villano. At December 31, 2016, members’ equity was $28.5 million. Through December 31, 2016, JJV, LLC (“JJV”), the managing member of SCP, whose principals are Jeffrey Villano and John Villano, Sachem Capital’s co-chief executive officers, total capital contribution to SCP was an aggregate of $753,000. In addition, the Villano brothers, individually and through affiliates, contributed a total of an additional $2.8 million of capital to SCP. JJV’s initial capital contribution of $35,000 was made in August 2011. The consummation of the IPO in February 2017 raised an estimated $11.2 million in equity capital, net of underwriting commissions and discounts and other financing costs.

Another source of capital for us is our $15.0 million Bankwell Credit Line. Borrowings under the Bankwell Credit Line bear interest at a rate equal to the greater of (i) a variable rate equal to the sum of the prime rate of interest as in effect from time to time plus 3.0% or (ii) 6.25% per annum. On December 16, 2016, SCP was notified by Bankwell that, as a result of the increase in the federal funds rate announced by the Federal Reserve on December 14, 2016, the bank’s prime rate was increased to 3.75%, thereby increasing our borrowing rate to 6.75%. In addition, on March 16, 2017, Bankwell increased its prime rate to 4.0% thereby increasing our borrowing rate to7.0%. The Bankwell Credit Line expires and the outstanding indebtedness thereunder will become due and payable in full on March 15, 2018. Assuming we are not then in default under the terms of the Bankwell Credit Line, we have the option to repay the outstanding balance, together with all accrued interest thereon in 36 equal monthly installments beginning April 15, 2019. The Bankwell Credit Line is secured by assignment of mortgages and other collateral and is jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, our co-chief executive officers. However, each of their respective liability under the guaranty is capped at $1 million.

The basic eligibility requirements for an advance under the Bankwell Credit Line are as follows:

•	the initial term of the note may not exceed 36 months and the original maturity date may not be extended for more than 36 months;

•	the collateral securing the mortgage may not be the borrower’s primary residence;

•	mortgage loans to any single borrower or to multiple borrowers that have the same guarantor cannot exceed $450,000 in the aggregate;

•	minimum credit scores for the borrower and guarantors of loans in excess of $100,000 of (i) 625 for loans with a loan-to-value ratio of 50% or less or (ii) 660 for loans with a loan-to-value ratio of more than 50% but less than 75%;

•	maximum amount of any advance against an eligible note receivable is $250,000;

•	payments on the underlying loan may not be more than 60 days past due; and

•	receipt of certain information relating to the property including an appraisal (if the amount of the underlying loan exceeds $325,000) or other relevant data regarding value (if the amount of the underlying loan is less than $325,000).

The Bankwell Credit Line contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. Under the terms of the Bankwell Credit Line, the amount outstanding at any one time may not exceed the lesser of (i) $15.0 million and (ii) our Eligible Notes Receivable (as defined under the Bankwell Credit Line). In addition, each “Advance” is further limited to the lesser of (i) 50%-75%, depending on the loan-to-value ratio, of the principal amount of the particular Eligible Note Receivable being funded and (ii) $250,000. As of September 30, 2016, we estimate that loans having an aggregate principal amount of $18.5 million, representing approximately 60.5% of SCP’s mortgage receivables, satisfied all of the eligibility requirements set forth in the Bankwell Credit Line. As of December 31, 2016, the total amount outstanding under the Bankwell Credit Line was approximately $8.1 million leaving us with sufficient borrowing capacity to draw the entire $15.0 million facility if we so choose. Given the nature of our business, we cannot assure you that we will always be able to borrow the maximum allowed under the terms of the Bankwell Credit Line.

In addition, the Bankwell Credit Line includes the following restrictions, limitations and prohibitions:

•	prohibiting any liens on any of the collateral securing the Bankwell Credit Line, which is essentially all of our assets;

•	prohibiting us from merging, consolidating or disposing of any asset;

•	prohibiting us from incurring additional indebtedness exceeding $100,000 in the aggregate;

•	prohibiting us from forming or transacting business with any subsidiary or affiliate other than to make loans to our borrowers;

•	prohibiting us from allowing any litigation exceeding $50,000 against any of our assets unless we are fully insured against such loss;

•	prohibiting us from declaring or paying any cash dividends exceeding our REIT taxable income;

•	prohibiting us from purchasing any securities issued by or otherwise invest in any public or private entity; and

•	Jeffrey Villano and John Villano must remain as our senior executive officers with day-to-day operational involvement.

Loan covenants include the following:

•	punctually pay amounts due;

•	pay on demand any charges customarily incurred or levied by Bankwell;

•	pay any and all taxes, assessments or other charges assessed against us or any of our assets;

•	pay all insurance premiums;

•	maintain our principal deposit and disbursement accounts with Bankwell;

•	perfect Bankwell’s lien on the assets;

•	comply with all applicable laws, ordinances, rules and regulations of any governmental authority; or

•	change the form or nature of our structure from a REIT.

The loan agreement also includes the following covenants:

•	we must maintain a fixed charge coverage ratio of at least 1.35:1.00 at the end of each fiscal quarter;

•	we must maintain a tangible net worth of not less than the sum of (x) seventy five percent (75%) of shareholders’ equity immediately following the consummation of the IPO plus (y) sixty percent (60%) percent of net cash proceeds from the sale of any of our equity securities following the consummation of the IPO at the end of each fiscal quarter; and

•	each of Jeffrey Villano and John Villano must own not less than 500,000 shares of our issued and outstanding capital stock.

The term fixed charge coverage ratio means, with respect to each fiscal year, the ratio of (A) EBITDA ( i.e., net income before provision for payment of interest expense, federal income taxes plus depreciation and amortization, as determined under GAAP) minus the sum of (i) income taxes paid in cash and (ii) unfinanced capital expenditures to (B) the sum of (i) interest expense accrued for such period and paid in cash at any time by the borrower, (ii) the current portion of long term indebtedness (including capital leases) paid, (iii) dividends paid on preferred equity, (iv) capitalized interest on mortgage loans and (v) amortization of any discount on mortgage loans. The term tangible net worth means an amount equal to the excess of (x) total assets over (y) the sum of (I) the total of all assets which would be classified as intangible assets under GAAP and (II) total liabilities as set forth on our balance sheet.

Corporate Reorganization and REIT Qualification

We expect that our operating expenses will increase significantly as a result of the IPO due to various factors including our conversion from a limited liability company to a regular C corporation, operating as a REIT, our status as a publicly-held reporting company and growth in our operations. As a corporation, we will incur various costs and expenses that we did not have as a limited liability company, such as director fees, directors’ and officers’ insurance and state and local franchise taxes. In addition, in lieu of paying management fees to our manager, JJV, we will incur significant compensation and other employee-related costs for services rendered by our senior executive officers. Moreover, because of various laws, rules and regulations that prohibit or severely limit our ability to enter into agreements with related parties, certain operating expenses, such as rent, will increase as well. Finally, we anticipate increases in professional fees, filing fees, printing and mailing costs, exchange listing fees, transfer agent fees and other miscellaneous costs related to our compliance with various laws, rules and regulations applicable to REITs and a publicly-held reporting company. For example, we will be required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Also, as a public reporting company, we must establish and maintain effective disclosure and financial controls. As a result, we may need to hire additional accounting and finance personnel with appropriate public company experience and technical accounting knowledge, which will also increase our operating expenses.

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO; (ii) the first fiscal year after our annual gross revenue are $1.0 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common shares held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common shares less attractive, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections and (c) general financial market conditions. Actual amounts could differ from those estimates.

We recognize revenues in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collectability is reasonably assured. Accordingly, interest income from commercial loans is recognized, as earned, over the loan period and origination fee revenue on commercial loans is amortized over the term of the respective note.

As an “emerging growth company,” we intend to avail ourselves of the of the reduced disclosure requirements and extended transition periods for adopting new or revised accounting standards that would otherwise apply to us as a public reporting company. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company. As a result, our financial statements may not be comparable to those of other public reporting companies that either are not emerging growth companies or that are emerging growth companies but have opted not to avail themselves of these provisions of the JOBS Act and investors may deem our securities a less attractive investment relative to those other companies, which could adversely affect our stock price.

Results of operations

We were formed in January 2016 and, prior to the consummation of the Exchange, had not engaged in any business activity. Therefore, we have no historical financial data. The results of operations discussed below are those of SCP.

Years ended December 31, 2016 and 2015

Total revenue

Total revenue for the year ended December 31, 2016 was $4.1 million compared to $2.8 million for the year ended December 31, 2015, an increase of $1.3 million, or 46%. The increase in revenue represents an increase in lending operations. For 2016, $3.6 million of revenue represents interest income from loans, $197,000 represents origination fees and $106,000 represents late fees. In comparison, in 2015 interest income from loans was $2.5 million, origination fees were $108,000 and late fees were $145,000. We believe the increase in late fees is a continuation of a trend that began in the second half of 2015 and reflects our decision to strictly enforce our right to collect late fees unless a borrower can demonstrate hardship. We do not believe that this reflects any inherent financial weakness with our borrowers as we have not experienced any concomitant rise in default rates. We further believe late payments will revert to their historical levels in 2017.

Operating costs and expenses

Total operating costs and expenses for 2016 were $1.1 million compared to $480,000 for 2015, an increase of $620,000 or 129%. The increase was due almost entirely to increases in interest expense, professional fees, and compensation to manager. For 2016, interest and amortization of deferred financing costs were approximately $505,000 and compensation to manager was $350,000. In comparison, for 2015, the corresponding amounts were $222,000 and $210,000. The increase in interest and amortization of deferred financing costs is directly attributable to higher levels of debt in 2016. The utilization of our Bankwell credit line varies from month to month. During 2016, balances due on our line of credit ranged from $4.4 million to $8.5 million. During 2015, balances due on our line of credit ranged from $500,000 to $6 million. The increase in compensation to manager in 2016 over 2015 is directly related to the increase in our revenue, which is directly related to the increase in the size of our loan portfolio, which, in turn, grew as a result of increases in our equity capital and debt.

Net income

Net income for 2016 was $3.0 million compared to $2.3 million for 2015 resulting from the increase in our lending activities, partially offset by the increase in operating costs and expenses.

Liquidity and Capital Resources

Net cash provided by operating activities for 2016 was $3.7 million compared to $2.4 million for 2015.

Net cash used for investing activities for 2016 was $6.9 million compared to $13.1 million for 2015. Proceeds from sale of real estate owned in 2016 was approximately $1.1 compared to $422,000 in 2015. The 2016 year also included approximately $886,000 of cash used to acquire and improve properties that we acquired in connection with non-performing loans. We had no such expenditures in 2015. Finally, in 2016, principal disbursements for mortgages receivable were $21.6 million and principal collections were $14.9 million. In 2015, the corresponding amounts were $19.4 million and $5.8 million, respectively. We believe that the increased rate of prepayments of outstanding loans may be a result of increasing lending activity by traditional lenders, such as banks, which could be an indicator of improving economic conditions in general. If this trend continues it may signal increased competition for our business.

Cash flows from financing activities basically reflects the difference between proceeds from borrowings under the Bankwell Credit Line and member contributions, on the one hand, and repayments of the amounts outstanding on the Bankwell Credit Line and distributions to members, on the other hand. Net cash provided by financing activities for 2016 was $3.0 million compared to $6.8 million for 2015. For 2016, the principal elements were $7.5 million of proceeds from the Bankwell Credit Line, $5.4 million of payments to Bankwell, $5.1 million of member contributions and $3.9 million of distributions to members. In addition, we incurred $76,000 of financing costs and $581,000 of costs related to the IPO. For 2015, the principal elements were (i) $6.0 million of proceeds from Bankwell, (ii) $5.0 million of payments to Bankwell, (iii) $7.2 million of member contributions and (iv) $1.4 million distributions to members.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and payments for usual and customary operating and administrative expenses, such as employee compensation, rent, sales and marketing expenses and dividends. Based on this analysis, we believe that our current cash balances, the amount available to us under the Bankwell Credit Line and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of new mortgage loans. Funding for long-term cash needs will come from our cash on hand, operating cash flows, and unused capacity of the Bankwell Credit Line or any replacement thereof.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

We had no contractual obligations as of December 31, 2016. However, both SCP and JJV have contractual obligations that we assumed in the Exchange. In the case of SCP, these obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans. In JJV’s case, the contractual obligations consist of operating leases for equipment and software licenses that it uses in connection with the services it provides to SCP as its manager.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$24,716	$8,016	$16,700	$—	$—
Unfunded portions of outstanding construction loans	1,616,735	1,616,735	—	—	—
Unfunded loan commitments	—	—	—	—	—
Total contractual obligations	$1,641,451	$1,624,751	$16,700	$—	$—

At December 31, 2016, SCP owed $656,000 to JJV of which approximately $480,000 represented deferred financing costs related to the restructuring of the Bankwell Credit Line in anticipation of our IPO and pre-offering costs related to our IPO. All amounts due to JJV by SCP as of the date of the Exchange were paid by SCP from its cash on hand. From and after the IPO, JJV will no longer be entitled to any management or other fees for services rendered to SCP or to us unless specifically authorized by our board of directors, which majority must also include a majority of the “independent” directors.

Recent Accounting Pronouncements

See “Note 2 - Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The financial statements of our predecessor, Sachem Capital Partners, LLC, required by this Item are set forth beginning on page F-1.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the co-chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our co-chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors are elected annually by our shareholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation or removal. The executive officers and key personnel are appointed by and serve at the pleasure of the Board of Directors.

Our executive officers and directors, and their respective ages as of April 6, 2017, are as follows:

Name	Age	Position
John L. Villano	56	Chairman, Co-Chief Executive Officer, Chief Financial Officer and Secretary
Jeffrey C. Villano	51	President, Co-Chief Executive Officer, Treasurer and Director
Leslie Bernhard (1)(2)	72	Director
Arthur Goldberg (1)(3)	78	Director
Brian Prinz (1) (4)	64	Director

(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.

(2)	Chairman of the Compensation Committee.

(3)	Chairman of the Audit Committee.

(4)	Chairman of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

John L. Villano , is our Chairman, Co-Chief Executive Officer, Chief Financial Officer and Secretary. He is also a founder of SCP and a founder, member and manager of JJV, the manager of SCP since their inception in December 2010. Mr. Villano is a certified public accountant and has also been engaged in the private practice of accounting and auditing for almost 30 years. He became a full-time employee as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. He is also responsible for all our accounting and financial matters. Mr. Villano is the brother of our other co-chief executive officer, Jeffrey C. Villano. Mr. Villano holds a Bachelor’s Degree in Accounting from the University of Rhode Island in 1982. We believe that Mr. Villano’s experience in managing our business for the last six years and his professional background as a certified public accountant make him an important part of our management team and make him a worthy candidate to serve on our board of directors.

Jeffrey C. Villano , is our Co-Chief Executive Officer, President and Treasurer. He is also a founder of SCP and a founder, member and manager of JJV, the manager of SCP since their inception in December 2010. He became a full-time employee as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. Mr. Villano is the brother of our other co-chief executive officer, John L. Villano. Mr. Villano received an Associate’s Degree from Eastern Connecticut State University in 1985. We believe that Mr. Villano’s knowledge of the Connecticut real estate market and his experience in underwriting, structuring and managing real estate loans in general and his experience managing our business over the last six years make him well-qualified to serve as a member of our board of directors.

Leslie Bernhard became a member of our board of directors as of February 9, 2017. She has served as the non-executive chairman of the board of Milestone Scientific Inc. (NYSE: MLSS), a developer and manufacturer of medical and dental devices, since October 2009, and an independent director of Milestone since May 2003. She has also served as an independent director of Universal Power Group, Inc. (OTC Markets: UPGI), a global supplier of power solutions, since 2007. In 1986 she co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry, and served as its president, chief executive officer and executive director until 2012. Ms. Bernhard holds a BS Degree in Education from St. John’s University. We believe that Ms. Bernhard’s experience as an entrepreneur and her service as a director of other public corporations will enable her to make an important contribution to our board of directors.

Arthur Goldberg became a member of our board of directors as of February 9, 2017. He has been a private accounting and business consultant since April 2012. From March 2011 through June 2015 he served as a director of Sport Haley Holdings, Inc., a manufacturer and distributor of sportswear and furniture. From January 2008 through March 2013, he served as a member of the board of directors of SED International Holdings, Inc. (OTC: SEDN), a distributor of consumer electronics. From January 2008 through March 2012, he served as the chief financial officer of Clear Skies Solar, Inc., an installer of solar panels. Mr. Goldberg has held senior executive positions, including chief financial officer and chief operating officer, and served as a director at a number of public companies. From January 2008 through June 2008, he served as the chief financial officer of Milestone Scientific, Inc. (NYSE MKT: MLSS), a medical device company. From June 1999 through April 2005, Mr. Goldberg was a partner with Tatum CFO Partners, LLP which provided interim CFO staffing services for public and private companies. Mr. Goldberg is an attorney and a certified public accountant and holds a B.B.A. degree from the City College of New York, an M.B.A. from the University of Chicago and J.D. and LL.M. degrees from the New York University School of Law. Mr. Goldberg was selected as a director because of his experience as the senior executive, operations and financial officer of a number of public companies and because of his background in law and accounting. We believe that his background and experience will provide our board or directors with a perspective on corporate finance matters. Given his financial experience, the board of directors has also determined that Mr. Goldberg qualifies as the Audit Committee financial expert, pursuant to Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Brian Prinz became a member of our board of directors as of February 9, 2017. Since 1976, Mr. Prinz has been employed by Current, Inc., a leading manufacturer of laminated products including sheeting, tubes, rods, spacers and standoffs, as well as electrical grade laminates, a variety of carbon fiber products and other industrial products, which are used in various industries including construction, recreation, energy exploration and defense. He began his career at Current initially as a foreman, then as a production manager, then as vice president of sales and, since 2011, as President and Chief Financial Officer. Mr. Prinz graduated from Bryant College with B.A. in 1976. We believe that his background and experience make him well qualified to serve as a member of our board of directors.

Director Independence and Committees of the Board

The members of our board of directors are John L. Villano, Jeffrey C. Villano, Leslie Bernhard, Arthur Goldberg and Brian Prinz. The board of directors has determined, in accordance with the NYSE MKT, LLC Company Guide, that: (i) Ms. Bernhard and Messrs. Goldberg and Prinz are independent and represent a majority of its members; (ii) Ms. Bernhard and Messrs. Goldberg and Prinz, as the members of the Audit Committee, the Nominating and Corporate Governance and Compensation Committee, are independent for such purposes. In determining director independence, our board of directors applies the independence standards set by NYSE MKT. In applying these standards, our board of directors considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on our board of directors.

We have three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee is made up entirely of independent directors as defined under the NYSE MKT, LLC Company Guide. Mr. Goldberg is the chairman of the Audit Committee and qualifies as the “audit committee financial expert”; Ms. Bernhard is the chairman of the Compensation Committee; and Mr. Prinz is the chairman of the Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Specifically, the Audit Committee’s responsibilities include the following:

•	selecting, hiring and terminating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	approving the audit and non-audit services to be performed by the independent auditors;

•	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;

•	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the report that the SEC requires in our annual proxy statement.

Compensation Committee. The Compensation Committee assists the board of directors in determining the compensation of our officers and directors. The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members established under 162(m) of the Code and Section 16(b) of the Exchange Act. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity and incentive compensation plans.

Nominating and Corporate Governance Committee. The corporate governance and nominating committee assists the board by identifying and recommending individuals qualified to become members of the board of directors. Specific responsibilities include the following:

•	evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•	establishing a policy for considering shareholder nominees to our Board;

•	reviewing our corporate governance principles and making recommendations to the Board regarding possible changes; and

•	reviewing and monitoring compliance with our code of ethics and insider trading policy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We were not subject to the requirements of the Exchange Act in 2016.

Code of Ethics

We have adopted a code of ethics that applies to its directors, principal executive officer, principal financial officer and other persons performing similar functions. The Code of Ethics is filed herewith as an exhibit to this annual report and is posted on our web site at www.sachemcapitalcorp.com. We will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to John Villano at our principal executive office, located at 23 Laurel Street, Branford, CT 06405.

Item 11. Executive Compensation.

We have never paid any compensation to our executive officers. However, since its inception SCP has paid management fees to JJV, a limited liability company founded and controlled by John L. Villano and Jeffrey C. Villano. Total amounts paid or accrued to JJV for 2016, 2015 and 2014 in its capacity as the manager of SCP were $350,229, $210,407 and $75,895, respectively. In 2014, JJV waived the portion of the management fee based on our total assets to which it would otherwise have been entitled. At December 31, 2016, the amount due to JJV was $532,625. These amounts do not include loan origination fees that borrowers paid directly to JJV. Origination fees paid to JJV in 2016 and 2015 were $636,260 and $541,600, respectively.

The management fees payable to JJV in its capacity as the manager of SCP are set forth in the SCP operating agreement and include the following:

(a)	75% of loan origination fees and 100% of credit and wire fees paid by a borrower in connection with originating and funding a loan;

(b)	if SCP purchases an existing loan from a third party, a fee comparable to the origination fee that SCP would have charged if it had originated such loan;

(c)	a listing fee in connection with the sale of any property that SCP acquires pursuant to a foreclosure action;

(d)	a monthly servicing fee equal to the sum of (i) one-twelfth of 1% of the total assets of SCP and (ii) one-twelfth of 0.5% to one percent of the total amount of SCP’s loan portfolio; and

(e)	reimbursement of any fees paid in connection with the preparation of all tax returns and audit reports on behalf of SCP.

In addition, JJV had the right to sell any mortgages it holds to SCP at 10% over the principal amount thereof. JJV has never exercised this right.

Following consummation of the Exchange, which occurred on February 8, 2017, JJV is no longer entitled to receive any of the fees described above. All accrued but unpaid management fees as of the date of the Exchange were paid to JJV.

Employment Agreements

We have entered into employment agreements with each of John Villano and Jeffrey Villano. The material terms of the employment agreements are as follows:

•	John Villano will serve as our co-chief executive officer, chief financial officer and secretary and Jeffrey Villano will serve as our co-chief executive officer, president and treasurer.

•	The term of employment is five years commencing on February 9, 2017 unless terminated earlier pursuant to the terms of the agreement. The termination date will be extended one year on each anniversary date of the agreement unless either party to the agreement provides written notice at least 180 days before the next anniversary date that it is electing not to renew the agreement, in which case the agreement will terminate at the end of the fourth year from the next anniversary date.

•	Base compensation of $260,000 per annum which amount may be increased in the discretion of the compensation committee of the board of directors in its sole and absolute discretion.

•	Incentive compensation in such amount as shall be determined by the compensation committee of the board of directors in its sole and absolute discretion, based on our achievement of the financial performance goals set by the Board.

•	Incentive compensation for certain capital transactions in such amount as shall be determined by the compensation committee of the board of directors in its sole and absolute discretion.

•	The right to participate in all retirement, pension, deferred compensation, insurance and other benefit plans adopted and maintained by us for the benefit of employees and be entitled to additional compensation in an amount equal to the cost of any such benefit plan or program if he chooses not to participate.

•	Indemnification to the full extent permitted by law against and for any claims, liabilities, losses, expenses and costs incurred that relate to any acts or omission taken in his capacity as an officer or director.

•	We have the right to terminate the employment agreement at any time with or without cause and for death or disability (as defined in the employment agreement). See below for the payments due upon a termination.

•	Two-year non-competition provision if we terminate the employment agreement for cause.

•	In the event any payment to the employee is subject to an excise tax under the Code, we will pay the employee an additional amount equal to the amount of the excise tax and any other taxes (whether in the nature of excise taxes or income taxes) due with respect to such payment.

Termination and Change of Control Arrangement

Each employment agreement provides that we may terminate the executive’s employment at any time with or without cause. It also provides that employment will terminate upon the death or disability of the executive. If we terminate the executive’s employment for cause, we will only be liable for his base salary and benefits through the date of termination. In addition, the executive will not forfeit any rights to payments, options or benefits that have vested or have been earned or to which he is entitled as of the date of termination. If we terminate the executive’s employment without cause or the agreement terminates because of the death or disability of the executive or the executive terminates for Good Reason (as defined in the employment agreement), the executive will also entitled to receive (i) a lump sum payment equal to 48 times his monthly salary on the date of termination; (ii) any deferred compensation or accrued vacation pay; (iii) continuation for a 12-month period after termination of health and welfare and long-term disability benefits; and (iv) a pro rata share of any incentive compensation and any other compensation or benefits to which he would have been entitled had he not been wrongfully terminated.

Good Reason includes a “change in control” with respect to us. A “change in control” means (1) if we merge into another corporation and, as a result of such merger, our shareholders immediately prior to such merger own less than 50% of the surviving corporation; (2) we sell, lease or otherwise dispose of all or substantially all of our assets; (3) the acquisition of beneficial ownership, directly or indirectly, of our common shares or any other securities having voting rights that we may issue in the future, rights to acquire our voting securities (including, without limitation, securities that are convertible into voting securities and rights, options warrants and other agreements or arrangements to acquire such voting securities) by any person, corporation or other entity or group thereof acting jointly, in such amount or amounts as would permit such person, corporation or other entity or group thereof acting jointly to elect a majority of the members of our board of directors, as then constituted; or (4) the acquisition of beneficial ownership, directly or indirectly, of voting securities and rights to acquire voting securities having voting power equal to 40% percent or more of the combined voting power of our then outstanding voting securities by any person, corporation or other entity or group thereof acting jointly unless such acquisition is expressly approved by resolution of our board of directors passed upon affirmative vote of not less than a majority of the board of directors and adopted at a meeting of the board of directors held not later than the date of the next regularly scheduled or special meeting held following the date we obtain actual knowledge of such acquisition (which approval may be limited in purpose and effect solely to affecting the rights of the executive under his employment agreement). Notwithstanding the preceding sentence, any transaction that involves a mere change in identity form or place of organization within the meaning of Section 368(a)(1)(F) of the Code, or a transaction of similar effect, will not constitute a “change in control.”

Outstanding Equity Awards at December 31, 2016

None.

Compensation of Directors

We have adopted a compensation plan for our independent directors (the “Director Plan”) that contemplates the following:

•	each non-employee director shall receive cash compensation at a rate of $12,500 per year, which amount shall be paid in equal quarterly installments of $3,125 no later than the third (3rd) business day of each calendar quarter, provided, however, that the first quarter installment will be a prorated amount for the period beginning February 9, 2017 and ending March 31, 2017 and shall be paid together with the installment for the second quarter of 2017;

•	the chairman of the Audit Committee of the Board will receive additional cash compensation of $5,000 per year, payable in equal quarterly installments of $1,250 no later than the third (3rd) business day of each calendar quarter, provided, however, that the first quarter installment will be a prorated amount for the period beginning February 9, 2017 and ending March 31, 2017 and shall be paid together with the installment for the second quarter of 2017; and

•	the chairman of the Compensation Committee of the Board will receive additional cash compensation of $2,500 per year, payable in equal quarterly installments of $625 no later than the third (3rd) business day of each calendar quarter, provided, however, that the first quarter installment will be a prorated amount for the period beginning February 9, 2017 and ending March 31, 2017 and shall be paid together with the installment for the second quarter of 2017.

John L. Villano and Jeffrey C. Villano, who are executive officers as well as directors, will not receive compensation in connection with their positions on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of April 6, 2017, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding common shares, Named Executives, all directors, and all directors and officers of Sachem Capital as a group:

Name of Beneficial Owner (1)	Number of Common Shares Beneficially Owned (2)	Percentage of Class
Executive Officers and Directors:
John L. Villano (5)	1,400,757	12.62%
Jeffrey C. Villano (6)	1,924,970	17.34%
Leslie Bernhard	0	-
Arthur Goldberg	0	-
Brian Prinz	322,768	2.91%
All officers and directors as a group (5 persons)	3,648,495	32.86%

*	Less than 1%.

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Sachem Capital Corp., 23 Laurel Road, Branford, CT 06405.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from April 6, 2017 upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from April 6, 2017 have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

(3)	All percentages are determined based on 11,103,237 common shares outstanding.

(4)	Gives effect to SCP’s distribution of the 6,283,237 common shares received in the Exchange after consummation of the IPO.

(5)	Includes 6,815 common shares owned by his wife and 240,719 common shares owned by JJV, an entity owned and managed by John and Jeffrey Villano.

(6)	Includes 397,428 and 185,780 common shares owned by Ultimate Brands Inc. and Union News of New Haven, Inc., respectively, each a corporation of which he is the founder and chief executive officer and over which he has full voting and dispositive control, 16,043 common shares owned by his minor daughters and 240,719 common shares owned by JJV, an entity owned and managed by John and Jeffrey Villano.

Equity Compensation Plan Information

On October 27, 2016, we adopted the 2016 Equity Compensation Plan (the “Plan”). The purpose of the Plan is to align the interests of our officers, other employees, advisors and consultants or any subsidiary, if any, with those of our shareholders to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on our behalf and to promote the success of our business. The basis of participation in the Plan is upon discretionary grants of awards by the board of directors. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. As of December 31, 2016, approximately five individuals will be eligible to participate in the Plan, our two executive officers and three Independent Directors.

Types and Terms of Awards

Awards under the Plan may take the form of stock options (either incentive stock options or non-qualified stock options) or restricted shares. Subject to restrictions that are set forth in the Plan, the Compensation Committee will have complete and absolute authority to set the terms, conditions and provisions of each award, including the size of the award, the exercise or base price, the vesting and exercisability schedule (including provisions regarding acceleration of vesting and exercisability) and termination and forfeiture provisions.

The Compensation Committee shall be subject to the following specific restrictions regarding the types and terms of awards:

•	The exercise price for a stock option may not be less than 100% of the fair market value of the stock on the date of grant.

•	No award may be granted after the expiration of the Plan (more than ten years after the Plan adoption date).

No stock option can be “repriced” without the consent of the shareholders and of the option holder if the effect would be to reduce the exercise price per share.

Amendment and Termination of the Plan

The Plan expires on the tenth anniversary of the date of its adoption by the board of directors. Prior to the expiration date, the board of directors may at any time, and from time to time, suspend or terminate the Plan in whole or in part or amend it from time to time; provided, however, that unless otherwise determined by the board of directors, an amendment that requires shareholder approval in order for the Plan to continue to comply with Section 162(m) or any other law, regulation or stock exchange requirement shall not be effective unless approved by the requisite vote of shareholders. Notwithstanding the foregoing, no amendment to or termination of the Plan shall affect adversely any of the rights of any grantee under any outstanding award granted under the Plan without such grantee's consent.

Exercise Price of an Option Granted Under the Plan

The exercise price of an option granted under the Plan may be no less than the fair market value of a common share on the date of grant, unless, with respect to nonqualified stock options that are not intended as incentive stock options within the meaning of Section 422 of the Code from time to time, otherwise determined by the Compensation Committee. However, incentive stock options granted to a ten percent shareholder must be priced at no less than 110% of the fair market value of our common shares on the date of grant and their term may not exceed five years. All options granted under the Plan are for a term of no longer than ten years unless otherwise determined by the Compensation Committee. The Compensation Committee also determines the exercise schedule of each option grant.

Federal Income Tax Consequences

The following is a brief summary of the effect of federal income taxation upon the recipients and us with respect to the shares under the Plan and does not purport to be complete.

Non-qualified Stock Options. The grant of non-qualified stock options will have no immediate tax consequences to us or the grantee. The exercise of a non-qualified stock option will require a grantee to include in his gross income the amount by which the fair market value of the acquired shares on the exercise date (or the date on which any substantial risk of forfeiture lapses) exceeds the option price. Upon a subsequent sale or taxable exchange of the shares acquired upon exercise of a non-qualified stock option, a grantee will recognize long or short-term capital gain or loss equal to the difference between the amount realized on the sale and the tax basis of such shares. We will be entitled (provided applicable withholding requirements are met) to a deduction for Federal income tax purposes at the same time and in the same amount as the grantee is in receipt of income in connection with the exercise of a non-qualified stock option.

Incentive Stock Options. The grant of an incentive stock option will have no immediate tax consequences to us or our employee. If the employee exercises an incentive stock option and does not dispose of the acquired shares within two years after the grant of the incentive stock option nor within one year after the date of the transfer of such shares to him (a “disqualifying disposition”), he will realize no compensation income and any gain or loss that he realizes on a subsequent disposition of such shares will be treated as a long-term capital gain or loss. For purposes of calculating the employee’s alternative minimum taxable income, however, the option will be taxed as if it were a non-qualified stock option.

Restricted Shares. Generally, unless the participant elects, pursuant to Section 83(b) of the Code to recognize income in the taxable year in which restricted shares have been awarded, the participant is required to recognize income for federal income tax purposes in the first taxable year during which the participant’s rights over the restricted shares are transferable or are not subject to a substantial risk of forfeiture, whichever occurs earlier. At such time, we will be entitled (provided applicable withholding requirements are met) to a deduction for Federal income tax purposes except to the extent that such participant’s total compensation for the taxable year exceeds $1.0 million, in which case such deduction may be limited by Section 162(m) of the Code unless any such grant of restricted shares is made pursuant to a performance-based benchmark established by the Compensation Committee.

As of December 31, 2016, there were no options or shares granted under the Plan.

We have agreed to limit the maximum number of common shares that can be issued under the Plan and any individual awards to new employees to 100,000 common shares per annum, in the aggregate, for each of 2017 and 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Prior to February 8, 2017, our business was conducted by SCP. JJV is the manager and a member of SCP. John Villano and Jeffrey Villano are the managers of JJV. They are also our co-chief executive officers and members of our board of directors. Following consummation of the Exchange on February 8, 2017, JJV is no longer entitled to receive any management fees from SCP and John Villano and Jeffrey Villano became our full-time employees. In addition, upon consummation of the IPO, each continued to own more than 10% of our issued and outstanding common shares.

Prior to the Exchange, SCP had no employees. Rather, JJV, in its capacity as the manager of SCP, provided management and administrative services to SCP for which it received management fees. In addition, JJV also paid certain expenses on behalf of SCP for which it was entitled to reimbursement. For years ended December 31, 2016 and 2015, the amounts paid or accrued to JJV in its capacity as the manager of SCP totaled $350,229 and $210,407, respectively. All outstanding amount due to JJV were paid on or about February 8, 2017. These amounts do not include loan origination fees that SCP paid to JJV. Following the consummation of the Exchange, all loan origination fees will be paid directly to us. Origination fees paid to JJV for the years ended December 31, 2016 and 2015 were $636,260 and $541,600, respectively.

All of SCP’s records are kept at and all its operations are conducted from JJV’s offices, which are located in a building owned by Union News of New Haven, Inc. Jeffrey Villano is the chief executive officer of Union News and owns 20% of its outstanding stock. The other 80% is owned by his and John Villano’s mother, Shirley Villano. On December 9, 2016, SCP acquired the property located at 698 Main Street, Branford, Connecticut. The property includes two buildings, one of which will become our new principal offices. The building has one-story and measures 2,600 square feet. The other, smaller, building on the property is subject to a month-to-month lease. The current rent is $800 per month.

SCP’s loan portfolio includes five loans made to JJV. The principal balance of the loans to JJV at December 31 2016 and 2015 were $1,229,022 and $1,515,000, respectively. Interest paid on these loans during each of those years was $166,193 and $108,932, respectively. These loans were made in connection with JJV’s purchase of real property from third parties who, for various reasons, did not meet SCP’s loan criteria. We believe that the terms of these loans are no less beneficial to SCP than they would have been if SCP made the loans to unrelated third parties and are all properly documented.

We have adopted a policy that prohibits any transaction between us and a related party unless the terms of that transaction are no less favorable to us than if we had entered into the same transaction with an unrelated party and the transaction is approved by our Audit Committee or other independent committee of our board of directors, in the case where it is inappropriate for our Audit Committee to review such a transaction due to a conflict of interest.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Hoberman & Lesser, LLP (“H&L”), our principal accounting firm for the fiscal years ended December 31, 2016 and December 31, 2015, are set forth below.

	2016	2015
Audit fees*	$128,000	$30,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$128,000	$30,000

*Includes fees for professional services rendered for (i) the audit of SCP’s 2015 annual financial statements, (ii) the review of SCP’s 2015 and 2016 quarterly financial statements, and (iii) other services that are normally provided in connection with statutory and regulatory filings.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by the independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to preapprove services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by the independent accountants must be pre-approved by the Audit Committee to assure that such services do not impair the auditors’ independence from us. However, the retention of our independent auditors in connection with their audit of our 2016 financial statements was approved by our board of directors prior to our IPO and, hence, prior to the establishment of our audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements - See Index to Financial Statements on page F-1.
2.	Financial Statement Schedules – See (c) below.
3.	Exhibits – See (b) below.

(b)	Certain of the following exhibits were filed as Exhibits to the registration statement on Form S-11, Registration No. 333-323214 and amendments thereto (the “Registration Statement”) filed by us under the Securities Act and are hereby incorporated by reference.

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws, as amended *
4.1	Form of Representative Warrants (1)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4.1	Amended and Restated Revolving Note, dated March 15, 2016, in the principal amount of $15,000,000.00 (1)
10.4.2	Form of Second Amended and Restated Commercial Revolving Loan and Security Agreement, February 8, 2017, among Bankwell Bank, as Lender, and Sachem Capital Partners, LLC, as Existing Borrower, and Sachem Capital Corp., as Borrower (1)
10.4.3	Guaranty Agreement, dated December 18, 2014 (1)
10.4.4	Form of Second Reaffirmation of Guaranty Agreement, dated February 8, 2017 (1)
14.1	Code of Ethics *
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***

*	Filed herewith

**	Compensation plan or arrangement for current or former executive officers and directors.

***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SACHEM CAPITAL CORP.

By:	/s/	John L. Villano
John L. Villano,
Co-Chief Executive Officer

Date: April 6, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 6, 2017:

Signature	Title

/s/ John L. Villano	Chairman, Co-Chief Executive Officer,
John L. Villano	Chief Financial Officer and Director (Principal Financial Officer)

/s/ Jeffrey C. Villano	Co-Chief Executive Officer,
Jeffrey C. Villano	President and Director (Principal Executive Officer),

/s/ Leslie Bernhard	Director
Leslie Bernhard

/s/ Arthur Goldberg	Director
Arthur Goldberg

/s/ Brian Prinz	Director
Brian Prinz

INDEX TO FINANCIAL STATEMENTS

For the Years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sachem Capital Corp.

We have audited the accompanying balance sheets of Sachem Capital Partners, LLC (now known as Sachem Capital Corp.) as of December 31, 2016 and 2015, and the related statements of operations, members’ equity and cash flows for the years then ended. Sachem Capital Partners, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sachem Capital Partners, LLC (now known as Sachem Capital Corp.) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hoberman & Lesser, LLP

Hoberman & Lesser, CPA’s, LLP

New York, New York

April 6, 2017

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

BALANCE SHEETS

	December 31,
	2016	2015
Assets
Cash	$1,561,863	$1,834,082
Mortgages receivable	32,521,588	26,017,867
Mortgages receivable, affiliate	1,229,022	1,515,000
Interest and fees receivable	478,928	265,492
Other receivables	182,842	17,500
Due from borrowers	81,911	60,499
Land and building	397,448	-
Real estate owned	1,222,454	1,001,054
Pre-offering costs	625,890	45,000
Deferred financing costs	67,475	38,992

Total assets	$38,369,421	$30,795,486

Liabilities and Members' Equity
Liabilities
Line of credit	$8,113,943	$6,000,000
Mortgage payable	310,000	-
Accrued expenses	196,086	-
Security deposit held	800	-
Advances from borrowers	291,875	107,714
Due to member	656,296	230,409
Deferred revenue	290,456	190,017
Accrued interest	24,350	37,829
Total liabilities	9,883,806	6,565,969

Members' equity	28,485,615	24,229,517

Total liabilities and members' equity	$38,369,421	$30,795,486

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2016	2015
Revenue
Interest income from loans	$3,648,427	$2,477,876
Origination fees, net	197,378	108,385
Late and other fees	105,911	144,813
Processing fees	65,935	55,650
Rental income, net	68,417	-
Other income	47,427	-

Total revenue	4,133,495	2,786,724

Operating costs and expenses:
Interest and amortization of deferred financing costs	505,135	221,698
Compensation to manager	350,229	210,407
Professional fees	87,493	2,250
Other fees and taxes	34,662	5,093
Loss on sale of real estate, net	87,967	5,476
Bank fees	17,382	34,897

Total operating costs and expenses	1,082,868	479,821

NET INCOME	$3,050,627	$2,306,903

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

STATEMENTS OF MEMBERS' EQUITY

	Years Ended
	December 31,
	2016	2015

MEMBERS' EQUITY, BEGINNING OF YEAR	$24,229,517	$16,104,075

NET INCOME	3,050,627	2,306,903

Members' Contributions	5,084,730	7,214,754
Members' Distributions	(3,879,259)	(1,396,215)

MEMBERS' EQUITY, END OF YEAR	$28,485,615	$24,229,517

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,050,627	$2,306,903
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	47,676	26,916
Loss on sale of real estate	87,967	5,476
Impairment loss	-	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(213,438)	(207,098)
Other receivables	(72,374)	(17,500)
(Decrease) increase in:
Due to member	421,592	135,929
Accrued interest	(13,479)	24,548
Accrued expenses	196,086	-
Deferred revenue	25,484	71,299
Advances from borrowers	167,044	29,724
Total adjustments	646,558	69,294
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,697,185	2,376,197

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	1,059,629	421,822
Acquisitions of and improvements to real estate owned	(886,009)	-
Purchase of land and building	(397,448)	-
Security deposit	800	-
Principal disbursements for mortgages receivable	(21,580,103)	(19,412,438)
Principal collections on mortgages receivable	14,861,360	5,812,116
NET CASH USED FOR INVESTING ACTIVITIES	(6,941,771)	(13,178,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	7,475,000	6,000,000
Repayment of line of credit	(5,361,057)	(5,000,000)
Proceeds from mortgage	310,000	-
Pre-offering costs incurred	(580,890)	(45,000)
Financing costs incurred	(76,159)	(12,075)
Member contributions	5,084,732	7,214,754
Member distributions	(3,879,259)	(1,396,215)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,972,367	6,761,464

NET DECREASE IN CASH	(272,219)	(4,040,839)

CASH - BEGINNING OF YEAR	1,834,082	5,874,921

CASH - END OF YEAR	$1,561,863	$1,834,082

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
	December 31,
	2016	2015

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Interest paid	$470,821	$170,234

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2016, $644,450 of mortgages receivable and $39,000 of accrued interest receivable and late fees receivable were converted to real estate owned.

During the year ended December 31, 2015, $916,474 of mortgages receivable and $84,580 of accrued interest receivable and late fees receivable were converted to real estate owned.

During the year ended December 31, 2015, proceeds in the amount of $94,943 from the sale of real estate were paid directly to the managing member at closing for amounts due to the member.

As of December 31, 2016 and 2015, the Company is obligated for the repayment of certain expenses paid by the managing member on behalf of the Company for certain borrowers in the amounts of $64,794 and $60,499, respectively.

During the year ended December 31, 2016, the Company reissued a mortgage receivable in the amount of $107,498 in connection with the transfer of real estate owned to a relative of the former borrower.

During the year ended December 31, 2016, the Company purchased a mortgage from a third party at a discount in the amount of $74,954.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

1.	The Company

Sachem Capital Partners, LLC (the “Company”) is a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010, originally with the intent to exist in perpetuity. On February 8, 2017, the Company completed an exchange transaction (the “Exchange”) pursuant to which it transferred all its assets to Sachem Capital Corp., a New York corporation, in exchange for 6,283,237 common shares, par value $0.001 per share, of Sachem Capital Corp. In addition, Sachem Capital Corp. assumed all the Company’s liabilities. (See Note 11 below for additional details.)

The Company specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e. three years or less) secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional real estate collateral. Each loan is also personally guaranteed by the principal(s) of the borrower, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities. Prior to the Exchange, the Company was managed by JJV, LLC (the “Manager”), a Connecticut limited liability company and related party.

2.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider its past experience, (b) the Company’s projections regarding future operations, and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.

Land and Building

Land and building acquired in December, 2016, to house the Company’s office facilities is stated at cost. The building will be depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and mortgage loans. The Company maintains its cash with one major financial institution. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 3 entitled “Mortgages Receivable.”

Impairment of long-lived assets

The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair market value of the assets.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company is not a taxpaying entity for federal and state income tax purposes, and thus no income tax expense has been recorded in the financial statements. The income or loss of the Company is taxed to the members on their respective income tax returns.

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”. The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of December 31, 2016 and December 31, 2015.

The Company’s Federal and State Partnership tax returns for years prior to 2014 are no longer subject to examination by the taxing authorities.

Revenue Recognition

The Company recognizes revenues in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

Interest income from the Company’s loan portfolio is earned, over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears.

Origination fee revenue is recognized ratably over the contractual life of the loan in accordance with ASC 310.

Deferred Financing Costs

Costs incurred in connection with the Company’s line of credit, as discussed in Note 6, are amortized over the term of the line of credit, using the straight-line method.

Fair Value of Financial Instruments

For the line of credit, mortgage payable and interest bearing mortgages receivable held by the Company, the carrying amount approximates fair value due to the relative short term nature of such instruments.

Subsequent Events

Management has evaluated subsequent events through April 6, 2017, the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU intends to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for certain provisions. The Company does not intend to elect early adoption. This guidance is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses of Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, as well as reasonable and supportable forecasts. For public companies who file with the SEC, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For public business entities that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For privately held companies, ASU-2016-13 is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. This guidance is not expected to have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments — a consensus of the Emerging Issues Task Force.” The ASU amends ASC 230 by adding or clarifying guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company does not intend to elect early adoption. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB Issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash- a consensus of the FASB Emerging Issues Task Force.” The ASU requires that restricted cash and restricted cash equivalents be include as components of total cash and cash equivalents as presented on the statement of cash flows. For public companies, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3.	Mortgages Receivable

Mortgages Receivable

The Company offers secured non-banking loans to real estate investors (also known as hard money loans) to fund their acquisition and construction of properties located mainly in Connecticut. The loans are principally secured by first mortgages on real estate and, generally, are also personally guaranteed by the borrower or its principals. The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2016 and 2015, the aggregate amounts of loans funded by the Company were $21,580,103 and $19,412,438 respectively, offset by principal repayments of $14,861,360 and $5,812,116 respectively.

For the year ended December 31, 2016, the Company closed loans ranging in size from $35,000 to $1,100,000 with stated interest rates ranging from 9% to 12% and a default interest rate for non-payment of 18%.

At December 31, 2016 and 2015, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company uses its Manager, outside counsel and other independent professionals to verify titles and ownership, to file liens and to consummate transactions. Independent appraisers are also used to value the real estate underlying the mortgages. Nevertheless, no assurances can be given that existing or future loans may not go into default or prove to be non-collectible in the future.

The Company generally grants loans for a term of one to three years. In some cases, the Company has agreed to extend the term of the loans. A loan that is extended is treated as a new loan. However, prior to granting an extension, the loan underwriting process is repeated.

In November 2016, the Company purchased a mortgage note at a discount of $74,954 and then subsequently refinanced the note obtaining additional collateral and payment terms consistent with similar notes held by the Company. The discount is being amortized over the three-year life of the refinanced loan. The note discount is reflected as deferred revenue in the accompanying balance sheet as of December 31, 2016.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2016 and 2015:

Performing Loans	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
December 31, 2016	$21,343,927	$9,049,942	$3,149,602	$207,139	$33,750,610
December 31, 2015	$18,820,509	$5,712,566	$2,619,792	$380,000	$27,532,867

As of December 31, 2016, the following is the maturities of mortgages receivable for the years ending December 31:

2017	$13,328,863
2018	10,704,193
2019	8,096,976
2020	1,620,578
Total	$33,750,610

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of December 31, 2016, and 2015, real estate owned totaled $1,222,454 and $1,001,054, respectively, with no valuation allowance. As of December 31, 2016, real estate owned included $789,126 of real estate held for rental and $433,328 of real estate held for sale. As of December 31, 2015, all the real estate owned was held for sale.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

Properties Held for Sale

As of December 31, 2016, three properties were held for sale.

In August, 2016, the Company obtained quitclaim deeds from two borrowers in connection with five separate mortgages receivable in order to transfer title of the underlying properties to the Company. The aggregate amount of the five mortgages receivable including interest and late charges receivable was approximately $532,000. In October, 2016, the Company sold three of the five properties which resulted in a loss of $98,622. The Company has recorded this loss as a loss on sale of real estate for the year ended December 31, 2016. The two remaining properties have a value in excess of their carrying value. The Company has obtained real property assessments and broker opinions of value for these properties. Based on these values, the Company has not recorded an impairment loss for these properties. After December 31, 2016, one of these properties had been sold resulting in a gain of $29,488. The other property is reflected as real estate held for rental on the Company’s balance sheet.

In October, 2016, a property held for sale was sold for a gain of approximately $11,000.

As December 31, 2016, a property held for sale, having a carried value of $180,000, was acquired from JJV.

Properties Held for Rental

As of December 31, 2016, four properties were held for rental as follows:

1.	A single-family residence with a cost basis of approximately $395,000, which contains an option for the lessee to purchase the property for $400,000 through March 2019. The lease provides for rental payments of $4,250 for the period June 1, 2016 through May 31, 2019.

2.	A single-family residence with the cost basis of approximately $117,500, with a lease that provides for rental payments of $1,375 per month from June 1, 2016 through May 31, 2017. The lessee paid $7,000 in consideration for an option to purchase the property for $114,750 prior to March 31, 2017. This option expired unexercised. The property was acquired from JJV in June 2016.

3.	A multi-family residence with the cost basis of approximately $143,000, with a lease that provides for rental payments in the amount of $1,660 per month from December 15, 2016 through December 31, 2019. The lessee has the option to purchase the property at cost plus closing expenses.

4.	A single-family residence with the cost basis of approximately $133,000 with a lease that provides for rental payments in the amount of $1,330 per month from October 27, 2016 through October 31, 2019. The lessee has the option to purchase the property at cost plus closing expenses.

Rental payments due from real estate held for rental are as follows:

Year ending December 31,	2017	$96,480
	2018	96,480
	2019	55,270
	Total	$248,230

5.	Other Receivables

In June and July 2016, the Company sold two properties that it acquired through foreclosure. Both original mortgages were from the same borrower and were collateralized by property owned by a relative of the borrower.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

The proceeds from the sale of both properties in the aggregate were less than the carrying value of the properties, previously reflected in real estate owned. As of December 31, 2016, the amount due from the borrower was $182,842. Since the value of the collateral is in excess of the $182,842, the Company has reflected this amount as “other receivable” in the accompanying balance sheet as of December 31, 2016. The outstanding balance on the notes continues to accrue interest at the rate of 12% per annum. In addition, the borrower’s obligations are also guaranteed by a third party. The Company sent a demand letter to the guarantor for satisfaction of the obligation but has not yet commenced any legal action against the guarantor.

As of December 31, 2015, other receivables represented a refund which was subsequently received for costs associated with a financing arrangement.

6.	Line of Credit and Mortgage Payable

Line of Credit

On December 18, 2014, the Company entered into a two-year revolving Line of Credit Agreement with Bankwell Bank (the “Bank”) pursuant to which the Bank agreed to advance up to $5 million (the “Bankwell Credit Line”) against assignments of mortgages and other collateral requiring monthly payments of interest only. On December 30, 2015, the Bankwell Credit Line was amended to increase available borrowings to $7,000,000. On March 15, 2016, the Credit Line was amended again to increase available borrowings to $15,000,000. The interest rate on the Bankwell Credit Line is variable at 3% in excess of the Wall Street Journal prime rate (3.75% at December 31, 2016), but in no event less than 6.25%, per annum, on the money in use. As of December 31, 2016, the interest rate on the Bankwell Credit line was 6.75%. The Bankwell Credit Line expires on March 15, 2018, at which time the entire unpaid principal balance and any accrued and unpaid interest shall become due. The Company has the option to extend the term of the loan for the sole purpose of repaying the principal balance over a thirty-six month period in equal monthly installments. The Bankwell Credit Line is secured by substantially all Company assets and is subject to borrowing base limitations and financial covenants including, maintaining a minimum fixed charge coverage ratio and maintaining minimum tangible net worth. In addition, among other things, provisions of the agreement prohibit Company merger, consolidation or disposal of assets or declaring and paying dividends in certain circumstances. Each of the Manager and its principals have, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of $1,000,000 each. The Manager and its principals are also required to maintain certain capital balances, and the Company is prohibited from ownership changes that would reduce their interests. In connection with the Exchange, Sachem Capital Corp assumed all of the Company’s obligations to Bankwell and entered into a new agreement with Bankwell, the material terms of which are substantial identical to the terms of the agreement between the Company and Bankwell. (See Note 11 for additional details regarding the Exchange.)

Financing costs incurred for the Bankwell Credit Line were approximately $65,000 for the year ended December 31, 2016 and $12,000 for the year ended December 31, 2015. These costs are being amortized over the life of the Bankwell Credit Line, using the straight-line method. The amortization costs for the years ended December 31, 2016 and 2015 were $47,676 and $26,916, respectively.

At December 31, 2016 and 2015, the outstanding amount under the Bankwell Credit Line was $8,113,943 and $6,000,000, respectively.

Mortgage Payable

The Company also has a mortgage payable to Bankwell Bank, collateralized by its land and building. The original principal amount of the mortgage loan is $310,000 and bears interest at the rate of 4.52%. Interest and principal is payable in monthly installments of $1,975 commencing in February 2017. The entire outstanding principal balance of the mortgage loan and all accrued and unpaid interest thereon is due and payable in January 2022.

Principal payments on the mortgage payable are due as follows:

Year ending December 31,	2017	$9,228
	2018	9,228
	2019	9,228
	2020	9,228
	2021	9,228
	Thereafter	263,860
		$310,000

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

7.	Members’ Equity

Each Member has the right, upon at least ninety days’ prior written notice, to withdraw all or part of its capital twenty-four months after the date of their initial investment. Distributions of the Company’s net profits are made monthly unless the Member chooses to re-invest their distributions. Pursuant to the Company’s Operating Agreement, if the Company does not receive a written request for a return of equity within the first twenty-four (24) months, the withdrawing member automatically renews for another twenty-four (24) month period, and so forth on a rolling twenty-four (24) month basis. The Company uses is best efforts to honor requests for return of equity, however, the Company has the ability, at its discretion, to refuse redemption requests if they are deemed to be detrimental to the Company. Additionally, the Company, at its discretion, may charge a 2.5% redemption fee to the withdrawing partner.

8.	Commitments and Contingencies

Compensation to Manager

The Company’s operating agreement provides for the Manager to receive fees for various services performed for or on behalf of the Company. Pursuant to the Company’s operating agreement, the Manager may choose to defer all or a portion of these fees.

Loan Brokerage Commissions/Origination Fees Paid to Manager

Loan origination fees consist of points, generally 2%-5% of the original loan principal. Pursuant to the Company’s operating agreement, the Manager is entitled to 75% of loan origination fees. For the years ended December 31, 2016 and 2015, loan origination fees paid to the Manager were $636,260 and $541,600, respectively. These payments are amortized over the life of the loan for financial statement purposes and recognized as a reduction of origination fee income.

Activity related to origination fees for the year ended December 31, 2016 is as follows:

	Deferred Revenue, Beginning	Gross Origination Fee Income	Amortization of Deferred Revenue	Deferred Revenue Ending
Manager’s Share		$636,260
Company’s Share	$190,017	187,748	$162,264	$215,501
Total	$190,017	$824,008	$162,264	$215,501

Activity related to origination fees for the year ended December 31, 2015 is as follows:

	Deferred Revenue, Beginning	Gross Origination Fee Income	Amortization of Deferred Revenue	Deferred Revenue Ending
Manager’s Share		$541,600
Company’s Share	$118,718	179,684	$108,385	$190,017
Total	$118,718	$721,284	$108,385	$190,017

Original maturities of deferred revenue are as follows as of:

December 31,
2017	$124,800
2018	62,491
2019	28,210
Total	$215,501

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

Management Fees

Pursuant to the Company’s operating agreement, the Manager is entitled to an annual management fee equal to one percent (1%) of the Company’s total assets. The management fee is payable monthly with each payment calculated as one-twelfth of one percent of the total assets of the Company as of the first of each month. For the years ended December 31, 2016 and 2015, the Manager agreed to forego the management fees. These fees will not be collected at a future date, and no expenses were incurred during those periods.

Loan Servicing Fees

The Manager administers the servicing of the Company’s loan portfolio. At the Manager’s discretion, the loan servicing fee ranges from one-twelfth (1/12 th) of one-half percent (0.5%) to one percent (1.0%) of the Company’s loan portfolio, payable monthly and calculated based on total loans as of the first of each month. The percentage charged by the Manager was 0.75% through August 2015 then 1.0% for the balance of 2015 and 1.0% for the year ended December 31, 2016.

For the years ended December 31, 2016 and 2015, loan servicing fees paid to the Manager were $295,035, and $164,853, respectively.

Other Manager Compensation

 The Manager is also entitled to fees for other services performed such as inspection fees. For the years ended December 31, 2016 and 2015, fees remitted to the Manager for such services were $55,194 and $45,824, respectively.

Unfunded Commitments

At December 31, 2016, the Company is committed to an additional $1,616,735 in construction loans that can be drawn by the borrower when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and in all cases there remains sufficient value in the subject property to assure that no loan impairment exists.

9.	Related Party Transactions

The Manager is also a member in the Company. The Company uses facilities maintained by the Manager, who is responsible for paying rent and related overhead expenses, in exchange for compensation, as discussed in Note 8. The related compensation expense for the Manager for the years ended December 31, 2016 and 2015 were $350,229 and $210,407, respectively.

From time to time the Manager may acquire certain troubled assets from third parties who are not existing Company borrowers. The Manager has borrowed money from the Company to finance these arrangements. The real estate purchased is held by the Manager in trust for the Company. The Company accounts for these arrangements as separate loans to the Manager. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow the Manager to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to the borrower. During the year ended December 31, 2016, the Company did not enter into any new loan agreements with the Manager. During the year ended December 31, 2015, the Company entered into one new loan agreement with the Manager in the amount of $800,000. The principal balance of the loans to the Manager at December 31, 2016 and 2015 were $1,229,022 and $1,515,000 respectively.

During the years ended December 31, 2016 and 2015, the Manager was paid $636,260 and $541,600, respectively, related to origination fees. (See Note 8.)

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

During the years ended December 31, 2016 and 2015, the Manager paid $166,193 and $108,932, respectively, of interest on borrowings from the Company.

The Manager frequently pays for costs on behalf of the Company. These costs include insurance and real estate taxes where the Company has been notified that the borrower is in default, costs of any actions (i.e., foreclosures) commenced by the Company to enforce its rights or collect amounts due from borrowers who have defaulted on their obligations to the Company as well as other related costs that the Company deems appropriate to protects its interests. Salaries and payroll taxes paid for by JJV on behalf of the Company are included in other fees and taxes. For 2016, the Manager charged the Company $20,392 for certain payroll and related costs. Unreimbursed costs advanced and unpaid by the Manager on behalf of the Company as of December 31, 2016 and 2015 were $64,794 and $60,499, respectively, and are included in due to member on the Company’s balance sheets.

At December 31, 2016 and 2015, the total amounts owed by the Company to the Manager were $656,296 and $230,409, respectively, which are reflected as due to member on the Company’s balance sheets.

10.	Concentration of Credit Risk

The Company makes loans that are secured by first mortgage liens on real property located primarily (approximately 93%) in Connecticut. This concentration of credit risk may be affected by changes in economic or other conditions of the geographic area.

11.	Subsequent Events

In March 2017, a property classified as real estate owned was sold resulting in a gain of $29,488.

In October 2016, a member formally requested redemption of his equity in the Company in the amount of approximately $2,120,000. (See Note 8). The member was redeemed in January 2017.

On October 27, 2016, we adopted the 2016 Equity Compensation Plan (the “Plan”). The purpose of the Plan is to align the interests of our officers, other employees, advisors and consultants or any subsidiary, if any, with those of our shareholders to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on our behalf and to promote the success of our business. The basis of participation in the Plan is upon discretionary grants of awards by the board of directors. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. As of December 31, 2016, approximately five individuals will be eligible to participate in the Plan, our two executive officers and three Independent Directors.

On February 8, 2017, the Company transferred all of its assets to Sachem Capital Corp., a New York corporation, in exchange for 6,283,237 common shares, par value $0.001 per share, of Sachem Capital Corp. and the assumption by Sachem Capital Corp. of all the Company’s liabilities, including the outstanding balance on the Bankwell Credit Line (the “Exchange”). In connection with the Exchange, Sachem Capital Corp. and Bankwell entered into the Second Amended and Restated Revolving Line of Credit Agreement, the principal terms of which are identical in all material respects to the Line of Credit Agreement between the Company and Bankwell. The Company plans to distribute the common shares it received in the Exchange to its members, pro rata in accordance with their capital account balances, and to then liquidate. Sachem Capital Corp. was formed in January 2016 and, until it consummated the exchange transaction described above, was not engaged in any trade or business or investment activity, had only nominal assets and no liabilities.

SACHEM CAPITAL PARTNERS, LLC

(NOW KNOWN AS SACHEM CAPITAL CORP.)

NOTES TO FINANCIAL STATEMENTS

On February 9, 2017, Sachem Capital Corp issued and sold 2,600,000 of its common shares in an underwritten initial public offering at an initial public offering price per share of $5.00 (the “IPO”). The gross proceeds from the offering were $13 million and the net proceeds to Sachem Capital Corp., after deducting underwriting discounts and commissions and other offering expenses, from the sale of the common shares are estimated to be $11.2 million.

As a result of the Exchange and the IPO, Sachem Capital Corp. believes it qualifies as a Real Estate Investment Trust (REIT) for federal income tax purposes and intends to make the election to be taxed as a REIT when it files its 2017 federal income tax return. As a REIT, Sachem Capital Corp. is required to distribute at least 90% of its taxable income to its shareholders on an annual basis. Sachem Capital Corp.’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distributions requirements applicable to REITs and the diversity of ownership of its outstanding common shares. So long as it qualifies as a REIT, Sachem Capital Corp., generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.