Form 10-Q
period 2017-03-31
Sachem Capital Corp.
filed 2017-05-22
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ____________________________________

Commission File Number: 001-37997

SACHEM CAPITAL CORP.

(Exact name of registrant as specified in its charter)

New York	81-3467779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Laurel Street, Branford, CT 06405
(Address of principal executive offices)

(203) 433-4736

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 19, 2017, the Issuer had a total of 11,103,237 shares of Common Stock, $0.001 par value, outstanding.

SACHEM CAPITAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We disclaim any duty to update any of these forward-looking statements after the date of this report to confirm these statements in relationship to actual results or revised expectations.

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this report. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

Unless the context otherwise requires, all references in this quarterly report on Form 10-Q to “Sachem Capital,” “we,” “us” and “our” refer to Sachem Capital Corp., a New York corporation.

i

PART I.       FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Assets
Assets:
Cash	$1,355,905	$1,561,863
Escrow deposit	596,070	-
Mortgages receivable	40,072,875	32,521,588
Mortgages receivable, affiliate	-	1,229,022
Interest and fees receivable	498,423	478,928
Other receivables	178,231	182,842
Due from borrowers	153,923	81,911
Prepaid insurance	32,260	-
Property and equipment, net	494,619	397,448
Real estate owned	1,177,291	1,222,454
Pre-offering costs	-	625,890
Deposits on property	32,000	-
Deferred financing costs	66,567	67,475
Total assets	$44,658,164	$38,369,421

Liabilities and Shareholders'/Members’ Equity
Liabilities:
Line of credit	$4,150,100	$8,113,943
Mortgage payable	308,343	310,000
Notes payable, other	169,338	-
Accrued expenses	314,870	196,086
Security deposit held	800	800
Advances from borrowers	671,430	291,875
Due to shareholders	25,568	656,296
Deferred revenue	402,766	290,456
Accrued interest	13,035	24,350
Total liabilities	6,056,250	9,883,806

Shareholders'/members’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock - $.001 par value; 50,000,000 authorized; 11,103,237 issued and outstanding	11,103	-
Additional paid-in capital	37,980,133	-
Members' equity	-	28,485,615
Retained earnings	610,678	-
Total shareholders'/members’ equity	38,601,914	28,485,615
Total liabilities and shareholders'/members’ equity	$44,658,164	$38,369,421

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,

	2017		2016
Revenue:
Interest income from loans	$1,036,840		$803,484
Origination fees, net	97,461		28,823
Late and other fees	29,982		33,255
Processing fees	24,925		12,735
Rental income, net	27,383		-
Other income	46,147		-
Gain on sale of real estate	26,478		-
Total revenue	1,289,216		878,297

Operating costs and expenses:
Interest and amortization of deferred financing costs	116,270		102,209
Compensation to manager	35,847		61,456
Professional fees	83,739		24,743
Other fees and taxes	105,839		4,862
Depreciation	5,156		-
General and administrative expenses	45,587		1,959
Total operating costs and expenses	392,438		195,229
Net income	$896,778		$683,068

Basic and diluted net income per common share outstanding:
Basic	$0.06	*	$-
Diluted	$0.06	*	$-

Weighted average number of common shares outstanding:
Basic	11,103,237		-
Diluted	11,103,237		-

*Net income per share for the period beginning February 9, 2017 (i.e., the effective date of the company’s initial public offering) and ending March 31, 2017.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’/MEMBERS’ EQUITY

	March 31, 2017 (unaudited)
	Common Shares	Amount	Additional Paid in Capital	Retained Earnings	Predecessor’s Members' Equity

Beginning balance, January 1, 2017	2,220,000	$2,220	$(2,220)	$-	$28,485,615

Member contributions					653,646

Member distributions					(2,460,125)

Net income for the period January 1, 2017 - February 8, 2017					286,100

Conversion of members' equity into common stock	6,283,237	6,283	26,958,953		(26,965,236)

Initial public offering	2,600,000	2,600	11,023,400

Net income for the period February 9, 2017 - March 31, 2017				610,678

Balance, March 31, 2017	11,103,237	$11,103	$37,980,133	$610,678	$-

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Three Months
	Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$896,778	$683,068
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	14,559	12,996
Depreciation expense	5,156	-
Gain on sale of real estate	(26,478)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposit	(596,070)	-
Interest and fees receivable	(19,495)	(50,601)
Other receivables	4,611	1,751
Prepaid Insurance	(32,260)	-
(Decrease) increase in:
Due to member	(630,728)	58,132
Accrued interest	(11,315)	(8,326)
Accrued expenses	314,870	-
Deferred revenue	112,310	10,250
Advances from borrowers	307,543	(11,954)
Total adjustments	(557,297)	12,248
NET CASH PROVIDED BY OPERATING ACTIVITIES	339,481	695,316

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	90,123	-
Acquisitions of and improvements to real estate owned	(18,482)	(85,746)
Purchase of furniture and equipment	(102,327)	-
Security deposit	(32,000)	-
Principal disbursements for mortgages receivable	(10,091,528)	(5,113,384)
Principal collections on mortgages receivable	3,938,601	3,376,109
NET CASH USED FOR INVESTING ACTIVITIES	(6,215,613)	(1,823,021)

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	7,595,766	600,000
Repayment of line of credit	(11,559,609)	(1,600,000)

Principal payments on mortgage payable	(1,657)	-
Proceeds from IPO	13,000,000	-
Pre-offering costs incurred	(1,544,197)	(73,500)
Financing costs incurred	(13,650)	(65,050)
Member contributions	653,646	1,862,800
Member distributions	(2,460,125)	(236,445)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,670,174	487,805

NET DECREASE IN CASH	(205,958)	(639,900)

CASH - BEGINNING OF PERIOD	1,561,863	1,834,082

CASH - END OF PERIOD	$1,355,905	$1,194,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Interest paid	$101,711	$97,540

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

As of March 31, 2016, the Company is obligated for the repayment of certain expenses paid by the managing member on behalf of the Company for certain borrowers in the amount of $101,904.

During the three months ended March 31, 2017, the Company issued notes payable in the amount of $169,338 for the acquisition of mortgages receivable.

On February 8, 2017, Sachem Capital Partners, LLC transferred all its assets and liabilities to the Company in exchange for 6,283,237 shares of the Company's Common stock.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

1.	The Company

Sachem Capital Partners, LLC (“SCP”) is a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010, originally with the intent to exist in perpetuity. On February 8, 2017, SCP completed an exchange transaction (the “Exchange”) pursuant to which it transferred all its assets to Sachem Capital Corp. (the “Company”), a New York corporation, in exchange for 6,283,237 common shares, par value $0.001 per share, of the Company. In addition, the Company. assumed all SCP’s liabilities. Prior to the consummation of the Exchange, the Company was not engaged in any business or investment activities, and had only nominal assets and no liabilities.  On February 9, 2017, the Company’s registration statement on Form 11 was declared effective by the U.S. Securities and Exchange Commission.  Pursuant to such registration, the Company issued and sold 2,600,000 common shares at a price of $5.00 per share, or $13 million of gross proceeds (the “IPO”).  The net proceeds, after payment of underwriting discounts and commissions and transaction fees, were approximately $11.1 million.  The IPO was consummated on February 15, 2017.

The Company specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e. three years or less) secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional real estate collateral. Each loan is also personally guaranteed by the principal(s) of the borrower, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities. Prior to the Exchange, SCP was managed by JJV, LLC (the “Manager”), a Connecticut limited liability company and related party.

The accompanying statements of operations, changes in shareholders’/members’ equity and cash flows for the three months ended March 31, 2016 and the three months ended March 31, 2017, until the consummation of the Exchange, are those of SCP.

2.	Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company for the three months ended March 31, 2017, have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

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

Income Taxes

Subsequent to the Exchange and the IPO, the Company believes it qualifies as a Real Estate Investment Trust (REIT) for federal income tax purposes and intends to make the election to be taxed as a REIT when it files its 2017 federal income tax return. As a REIT, the Company is required to distribute at least 90% of its taxable income to its shareholders on an annual basis. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distributions requirements applicable to REITs and the diversity of ownership of its outstanding common shares. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”. The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of March 31, 2017.

Land and Building

Land and building acquired in December 2016, to house the Company’s office facilities is stated at cost. The building will be depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred.

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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

Fair Value of Financial Instruments

For the line of credit, mortgage payable and interest bearing mortgages receivable held by the Company, the carrying amount approximates fair value due to the relative short term nature of such instruments.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with ASC 260 “Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

Since SCP operated as a limited liability company prior to the IPO, earnings per share for the three months ended March 31, 2017, does not include the net income per share for the period prior to the IPO, and there are no earnings per share for the three months ended March 31, 2016.

Subsequent Events

Management has evaluated subsequent events through May 22, 2017, the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses of Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, as well as reasonable and supportable forecasts. For public companies who file with the SEC, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This guidance is not expected to have a material impact on the Company’s financial statements.

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

In November 2016, the FASB Issued ASU 2016-18, “Statement of Cash Flows (topic 230): Restricted Cash- a consensus of the FASB Emerging Issues Task Force.” The ASU requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. For public companies, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is not expected to have a material impact on the Company’s financial statements.

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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

For the quarters ended March 31, 2017 and 2016, the aggregate amounts of loans funded by the Company were $10,091,528 and $5,113,384 respectively, offset by principal repayments of $3,938,601 and $3,376,109 respectively.

For the quarter ended March 31, 2017, the Company closed loans ranging in size from $21,000 to $1,100,000 with stated interest rates ranging from 9% to 12% and a default interest rate for non-payment of 18%.

At March 31, 2017, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one to three years. In some cases, the Company has agreed to extend the term of the loans. A loan that is extended is treated as a new loan. However, prior to granting an extension, the loan underwriting process is repeated.

In November 2016, the Company purchased a mortgage note at a discount of $74,954 and then subsequently refinanced the note obtaining additional collateral and payment terms consistent with similar notes held by the Company. The discount is being amortized over the three-year life of the refinanced loan. During the three months ended March 31, 2017, JJV determined to exercise its option to share in 75% of this discount in the amount of $55,390.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2017 and 2016:

Performing Loans	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
March 31, 2017	$25,853,550	$10,742,594	$3,220,067	$256,664	$40,072,875
March 31, 2016	$20,605,890	$5,668,880	$2,539,372	$456,000	$29,270,142

The following is the maturities of mortgages receivable for the quarter ended March 31:

2017	$12,573,810
2018	16,282,106
2019	8,454,993
2020	2,761,966
Total	$40,072,875

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of March 31,2017, real estate owned totaled $1,177,291, with no valuation allowance. As of March 31, 2017, real estate owned included $971,579 of real estate held for rental and $205,712 of real estate held for sale.

5.	Escrow Deposits

As of March 31, 2017, escrow deposits consist of funds due to the Company from closed construction mortgages. Closing counsel returns these funds to the Company post-closing, then these funds are held by the Company and available to the borrower when specific progress goals during the construction process are met.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

6.	Line of Credit and Mortgage Payable

Line of Credit

On December 18, 2014, SCP entered into a two-year revolving Line of Credit Agreement with Bankwell Bank (the “Bank”) pursuant to which the Bank agreed to advance up to $5 million (the “Bankwell Credit Line”) against assignments of mortgages and other collateral requiring monthly payments of interest only. On December 30, 2015, the Bankwell Credit Line was amended to increase available borrowings to $7,000,000. On March 15, 2016, the Credit Line was amended again to increase available borrowings to $15,000,000. The interest rate on the Bankwell Credit Line is variable at 3% in excess of the Wall Street Journal prime rate, but in no event less than 6.25%, per annum, on the money in use. As of March 31, 2017, the interest rate on the Bankwell Credit line was 7.0%. The Bankwell Credit Line expires on March 15, 2018, at which time the entire unpaid principal balance and any accrued and unpaid interest shall become due. The Company has the option to extend the term of the loan for the sole purpose of repaying the principal balance over a thirty-six month period in equal monthly installments. The Bankwell Credit Line is secured by substantially all Company assets and is subject to borrowing base limitations and financial covenants including, maintaining a minimum fixed charge coverage ratio and maintaining minimum tangible net worth. In addition, among other things, provisions of the agreement prohibit Company merger, consolidation or disposal of assets or declaring and paying dividends in certain circumstances. JJV and each of the Company’s co-chief Executive Officers have, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of $1,000,000 each. The co-chief Executive Officers are also required to maintain certain capital balances, and the Company is prohibited from ownership changes that would reduce their interests. In connection with the Exchange, the Company assumed all of SCP’s obligations to Bankwell and entered into a new agreement with Bankwell, the material terms of which are substantially identical to the terms of the agreement between the SCP and Bankwell.

As of March 31, 2017, the outstanding amount under the Bankwell Credit Line was $4,150,100.

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

Principal payments on the mortgage payable are due as follows:

Year ending December 31,	2017	$7,571
	2018	9,228
	2019	9,228
	2020	9,228
	2021	9,228
	Thereafter	263,860
		$308,343

7.	Commitments and Contingencies

Loan Brokerage Commissions/Origination Fees Paid to JJV

Loan origination fees consist of points, generally 2%-5% of the original loan principal. Pursuant to the Company’s operating agreement and prior to the Exchange, JJV is entitled to 75% of loan origination fees. For the three months March 31, 2017 and 2016, loan origination fees paid to JJV were $79,341 and $117,221, respectively. These payments are amortized over the life of the loan for financial statement purposes and recognized as a reduction of origination fee income. After the Exchange, JJV is no longer entitled to origination fee payments.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

Original maturities of deferred revenue are as follows as of:

December 31,
2017	$276,061
2018	85,761
2019	40,944
Total	$402,766

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full.

  Loan Servicing Fees

JJV administered the servicing of the Company’s loan portfolio. At JJV’s discretion, the loan servicing fee ranged from one-twelfth (1/12 th) of one-half percent (0.5%) to one percent (1.0%) of the Company’s loan portfolio, payable monthly and calculated based on total loans as of the first of each month. The percentage charged by the Manager was 1.0% for the March 31, 2017 period up to the date of the Exchange and 1.0% for the March 2016 period. After the Exchange, JJV is no longer entitled to loan servicing fees.

For the three months ended March 31, 2017 and 2016, loan servicing fees paid to JJV were $32,778 and $55,456 respectively.

Unfunded Commitments

At March 31, 2017, the Company is committed to an additional $3,109,446 in construction loans that can be drawn by the borrower when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and in all cases, there remains sufficient value in the subject property to assure that no loan impairment exists.

8.	Related Party Transactions

The Company uses facilities maintained by JJV, who is responsible for paying rent and related overhead expenses, in exchange for compensation. The related compensation expense for JJV for the three months ended March 31, 2017 and 2016 were $35,847 and $61,456, respectively.

From time to time the JJV may acquire certain troubled assets from third parties who are not existing Company borrowers. JJV has borrowed money from the Company to finance these arrangements. The real estate purchased is held by JJV in trust for the Company. The Company accounts for these arrangements as separate loans to JJV. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow JJV to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to the borrower. During the three months ended March 31, 2017, the Company did not enter into any new loan agreements with JJV. The principal balance of the loans to JJV at March 31, 2017 were $1,241,522.

During the three months ended March 31, 2017 and 2016, JJV was paid $79,341 and $117,221, respectively, related to origination fees. (See Note 7.)

During the three months ended March 31, 2017 and 2016, JJV paid $35,745 and $43,323, respectively, of interest on borrowings from the Company.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017

Prior to the date of the Exchange, JJV frequently paid for costs on behalf of the Company. These costs include insurance and real estate taxes where the Company has been notified that the borrower is in default, costs of any actions (i.e., foreclosures) commenced by the Company to enforce its rights or collect amounts due from borrowers who have defaulted on their obligations to the Company as well as other related costs that the Company deems appropriate to protects its interests. Salaries and payroll taxes paid for by JJV on behalf of the Company are included in other fees and taxes. For the three months ended March 31, 2017 and 2016, the Manager charged the Company $9,035 and -0-, respectively, for certain payroll and related costs. Unreimbursed costs advanced and unpaid by the Manager on behalf of the Company as of March 31, 2017 and 2016 were $4,905 and $101,094, respectively, and are included in due to stockholders on the Company’s balance sheets. After the date of the Exchange, JJV has not advanced funds for the payment of Company costs.

At March 31, 2017, the total amounts owed by the Company to the stockholder was $25,568.

On February 9, 2017, the Company purchased computer hardware, software and furniture and fixtures totaling $92,806 from JJV at cost.

9.	Subsequent Events

On May 9, 2017, the Company entered into a joint venture agreement with a borrower. The Company provided financing in exchange for the borrower’s ability to renovate and re-sell the property at a profit. The joint venture agreement calls for the profits to be split 70% to the borrower and 30% to the Company upon the sale of the property. The Company earned origination fees and closing fees at the consummation of the purchase and will earn interest at 12% during the term of the project. Profit allocations will be determined after the Company recovers all interest earned on the project. The Company’s investment in the project is $345,000.

Subsequent to March 31, 2017, the Company decided to foreclose on five properties and has retained counsel to protect the Company’s interests. Four properties are held by two borrowers with a total principal balance of $452,361. These properties are assessed at $686,480. The last property is held by a single borrower with a total principal balance of $58,000 and an assessed value of $205,700. The Company has obtained real property assessments and broker opinions of value for these properties. Based on these values, the Company has not recorded an impairment loss for these properties.

On April 10, 2017, the Company declared a dividend of $.05 per share to be paid to shareholders of record on April 17, 2017. The total amount of the dividend payment was $555,162.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

Introduction

Sachem Capital Corp. was formed as HML Capital Corp. in January 2016 under the New York Business Corporation Law. On February 8, 2017, we consummated an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”) pursuant to which SCP transferred all of its assets to us in exchange for 6,283,237 of our common shares and our assumption of all of SCP’s liabilities, including its obligations to Bankwell Bank (“Bankwell”). On February 9, 2017, we issued and sold 2,600,000 common shares pursuant to an effective S-11 registration statement (the “IPO”). Prior to the consummation of the Exchange, we were not engaged in any business or investment activities, and had only nominal assets and no liabilities.

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

Business and Strategic Overview

We are a Connecticut-based real estate finance company specializing in originating, underwriting, funding, servicing and managing a portfolio of short-term loans (i.e., one to three years) secured by first mortgage liens on real property located primarily in Connecticut. Each loan is also personally guaranteed by the principal(s) of the borrower, which guaranty is usually collaterally secured by a pledge of the guarantor’s interest in the borrower. Our typical borrower is a small real estate investor who will use the proceeds to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties located primarily in Connecticut held for investment or sale. The property may or may not be income producing. We do not lend to owner-occupants. Our loans are referred to in the real estate finance industry as “hard money loans.”

Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by continuing to focus on selectively originating, managing and servicing a portfolio of first mortgage real estate loans and to carefully manage our loan portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for commercial real estate loans that have a principal amount of less than $500,000, in Connecticut and neighboring states is significant and growing and that traditional lenders, including banks and other financial institutions that usually serve this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans on attractive terms and these conditions should persist for several years. Accordingly, we intend to continue to focus primarily on the Connecticut markets as well as other markets in the New England region and in New York.

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

Our principal executive officers are experienced in hard money lending under various economic and market conditions. Our co-chief executive officers, Jeffrey C. Villano and John L. Villano CPA, spend a significant portion of their time on business development as well as on underwriting, structuring and servicing each loan in our portfolio.

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

Operational and Financial Overview

Since commencing operations in 2010, we have made approximately 470 loans, including renewals and extensions of existing loans. At March 31, 2017, (i) our loan portfolio included 245 loans, with individual principal loan amounts ranging from $21,000 to $1.1 million and an aggregate loan amount of approximately $40.1 million, (ii) the average original principal amount of the loans in the portfolio was $163,563 and the median loan amount was $112,338 and (iii) approximately 83% of the loans had a principal amount of $250,000 or less. In comparison, at March 31, 2016, (i) our loan portfolio included 188 loans, with individual principal loan amounts ranging from $20,000 to $1.55 million and an aggregate loan amount of approximately $29.2 million, (ii) the average original principal amount of the loans in the portfolio was $155,692 and the median loan amount was $114,625 and (iii) approximately 85% of the loans had a principal amount of $250,000 or less. At March 31, 2017 and 2016, unfunded commitments for future advances under construction loans totaled $3.1 million and $719,626, respectively.

Similarly, our revenues and net income have been growing. For the first quarter of 2017, revenues and net income were approximately $1.3 million and $897,000, respectively. For the first quarter of 2016, revenues and net income were approximately $878,000 and $683,000, respectively. We cannot assure our shareholders that we will be able to sustain these growth rates indefinitely.

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 9% to 12% per year and a default rate for non-payment of 18%. In addition, we usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Since we treat an extension or renewal of an existing loan as a new loan, we receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 65%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. Under the terms of Bankwell Credit Line (described below), loans exceeding $325,000 require an independent appraisal of the collateral. Failure to obtain such an appraisal would render the loan ineligible for financing under the credit facility. In the case of smaller loans, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers to evaluate the strength of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after taking into account the loan under consideration.

Our revenue consists primarily of interest earned on our loan portfolio and our net income is basically the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 89.3% vs. 10.7% of our total capitalization at March 31, 2017) and the interest rate on the Bankwell Credit Line is currently 7% (as of March 16, 2017). As of March 31, 2017, the annual yield on our loan portfolio was 12.22% per annum. The yield has been increasing steadily over the past few years as older loans with lower interest rates come due and are either being repaid or refinanced at higher rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees and late payment fees prior to the Exchange. We expect our borrowing costs to increase in 2017 and 2018 as the Federal Reserve Bank continues to raise interest rates in accordance with its current monetary policy. To date, we have not raised rates on our loans to match the recent increases in our borrowing rate. After considering the pros and cons of increasing our rates and considering our relatively low level of debt following our IPO, we believe the better strategy for now is to focus on building market share rather than short-term profits and cash flow, although this strategy could adversely impact our profits and cash flow in the short-term. In addition, we cannot assure investors that we will be able to increase our rates at any time in the future. However, to mitigate some of the risks associated with rate increases, many of our new loans have a term of one year rather than three.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since our inception in December 2010 (when SCP was commenced operations) through March 31, 2017, we foreclosed on one property and acquired eight other properties by “deed in lieu of foreclosure” — i.e., the borrower, in default of its obligations under the terms of the loan, transferred title to the mortgaged property to us. Two properties were each sold for a gain, three properties were each sold at a loss, two were sold for less than their respective carrying values but the borrowers’ obligations are guaranteed by a third party and we intend to assert our rights under the guaranty, one is currently held for investment and one is held for resale.

Financing Strategy Overview

To grow our business, we must increase our loan portfolio, which requires that we raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. We do not have a policy limiting the amount of indebtedness that we may incur. Thus, our operating income in the future will depend on how much debt we incur and the spread between our cost of funds and the yield on our loan portfolio. Rising interest rates could have an adverse impact on our business if we cannot increase the rates on our loans to offset the increase in our cost of funds and to satisfy investor demand for yield. In addition, rapidly rising interest rates could have an unsettling effect on real estate values, which could compromise some of our collateral.

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Bankwell Credit Line, we may not incur any additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At March 31, 2017, debt proceeds represented approximately 10.7% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Our IPO, which was consummated in February 2017, was a manifestation of our financing strategy. In the IPO, we sold 2,600,000 common shares at a price of $5.00 per share. The net proceeds, after payment of underwriting discounts and commissions and transaction fees were approximately $11.1 million. We used a portion of the net proceeds immediately to pay down the entire outstanding balance on the Bankwell Credit Line.

The Bankwell Credit Line is a $15.0 million revolving credit facility that we use to fund the loans we originate. Borrowings under the Bankwell Credit Line bear interest at a rate equal to the greater of (i) a variable rate equal to the sum of the prime rate of interest as in effect from time to time plus 3.0% or (ii) 6.25% per annum. As of March 16, 2017, the rate on the Bankwell Credit Line is 7.0% per annum. The Bankwell Credit Line expires and the outstanding indebtedness thereunder will become due and payable in full on March 18, 2018. Assuming we are not then in default under the terms of the Bankwell Credit Line, we have the option to repay the outstanding balance, together with all accrued interest thereon in 36 equal monthly installments beginning April 15, 2019. The Bankwell Credit Line is secured by assignment of mortgages and other collateral and is jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, CPA, our co-chief executive officers. The liability of each guarantor is capped at $1 million. As of March 31, 2017, we estimate that loans having an aggregate principal amount of approximately $35.2 million, representing approximately 89.5% of our mortgages receivable, satisfied all of the eligibility requirements set forth in the Bankwell Credit Line. As of March 31, 2017, the total amount outstanding under the Bankwell Credit Line was approximately $4.1 million.

Corporate Reorganization and REIT Qualification

We expect that our operating expenses will increase significantly as a result of the IPO due to various factors including our conversion from a limited liability company to a regular C corporation, operating as a REIT, our status as a publicly-held reporting company and growth in our operations. As a corporation, we will incur various costs and expenses that we did not have as a limited liability company, such as director fees, directors’ and officers’ insurance and state and local franchise taxes and we will incur significant compensation and other employee-related costs for services rendered by our senior executive officers. Moreover, because of various laws, rules and regulations that prohibit or severely limit our ability to enter into agreements with related parties, certain operating expenses, such as rent, will increase as well. Finally, we anticipate increases in professional fees, filing fees, printing and mailing costs, exchange listing fees, transfer agent fees and other miscellaneous costs related to our compliance with various laws, rules and regulations applicable to REITs and a publicly-held reporting company. For example, we will be required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Also, as a public reporting company, we must establish and maintain effective disclosure and financial controls. As a result, we may need to hire additional accounting and finance personnel with appropriate public company experience and technical accounting knowledge, which will also increase our operating expenses.

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

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO; (ii) the first fiscal year after our annual gross revenue are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common shares held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common shares less attractive, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

Results of operations

We were formed in January 2016 and, prior to the consummation of the Exchange, had not engaged in any business activity. The results of operations discussed below for the three months ended March 31, 2016 and for the three months ended March 31, 2017, until the consummation of the Exchange, are those of SCP.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Total revenue

Total revenue for the three months ended March 31, 2017 was approximately $1.3 million compared to approximately $878,000 for the three months ended March 31, 2016, an increase of $411,000, or 46.7%. The increase in revenue represents an increase in lending operations. For the 2017 period, interest income was approximately $1.04 million and net origination fees were approximately $97,500. In comparison, for the three months ended March 31, 2016, interest income was approximately $800,000 and net origination fees were approximately $29,000. Prior to the completion of the company’s IPO, 75% of gross origination fees were paid to JJV, LLC, SCP’s managing member. Accordingly, for the 2016 period and, roughly, the first half of the 2017 period, net origination fee income is net of the amounts payable to JJV and other adjustments. From and after February 9, 2017 JJV is no longer entitled to any payments from us (other than dividends paid to it in its capacity as a shareholder of Sachem Capital Corp.)

Operating costs and expenses

Total operating costs and expenses for three months ended March 31, 2017 were approximately $392,000 compared to approximately $195,000 for the three months ended March 31, 2016 period, an increase of approximately 100%. The increase in operating costs and expenses is primarily attributable to the following: (i) an increase in compensation and taxes of approximately $75,000; (ii) an increase in professional fees of approximately $59,000; (iii) an increase in general and administrative expenses of approximately $44,000; and (iv) an increase in interest expense and amortization of deferred financing costs of approximately $14,000. These increases are primarily due to the increase in our lending activity, our initial public offering and our conversion from a privately-held limited liability company to a publicly-held corporation, although year-to-year comparisons may not be material in light of the changes to our corporate structure, our IPO and our operation as a REIT.

Net Income

Net income for the three months ended March 31, 2017 was approximately $897,000 compared to $683,000 for the three months ended March 31, 2016. Net income per share for the period beginning February 9, 2017 (the effective date of the IPO) and ending March 31, 2017 was $0.06. Since we were operating as a limited liability company prior to the IPO, the net income per share data for the three months ended March 31, 2017 does not include the net income per share for the period prior to the IPO.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2017 was approximately $339,000 compared to approximately $695,000 for the three months ended March 31, 2016. The decrease in net cash provided by operating activities in the 2017 period is primarily attributable to increases of approximately $214,000, $315,000, $102,000 and $328,000, in net income, accrued expenses, deferred revenue and advances from borrowers, respectively, offset by an increase of approximately $596,000 in escrow deposit and a decrease of approximately $689,000 in the amount due to member.

Net cash used for investing activities for the three months ended March 31, 2017 was approximately$6.2 million compared to approximately $1.8 million for same 2016 period. Proceeds from sale of real estate owned in the 2017 period was approximately $90,000. There were no such proceeds in the same 2016 period. The 2017 period also included approximately $18,500 of cash used to acquire and improve properties that we acquired in connection with non-performing loans compared to approximately $85,700 in the same 2016 period. Finally, in the 2017 period, principal disbursements for mortgages receivable were approximately $10.1 million and principal collections were approximately $3.9 million. In the 2016 period, the corresponding amounts were approximately $5.1 million and approximately $3.4 million, respectively. We believe that the increase in the 2017 period of approximately $600,000 in principal collections on mortgages receivable, resulting from an increased rate of prepayments of outstanding loans, is primarily attributable to increasing lending activity by traditional lenders, such as banks, which could be an indicator of improving economic conditions in general. If this trend continues it may signal increased competition for our business.

Net cash provided by financing activities for the three months ended March 31, 2017 was approximately $5.7 million compared to approximately $488,000 for the three months ended March 31, 2016. Prior to the IPO, cash flows from financing activities basically reflects the difference between proceeds from borrowings under the Bankwell Credit Line and member contributions, on the one hand, and repayments of the amounts outstanding on the Bankwell Credit Line and distributions to members, on the other hand. From and after the IPO there will no longer be contributions from or distributions from members. On the other hand, we intend to pay quarterly dividends to maintain our status as a REIT and we may, from time to time raise capital by selling securities. For the 2017 period, the most significant element of cash flow from financing activities was the $13 million of gross proceeds from the IPO. Other factors included approximately $7.6 million of proceeds from the Bankwell Credit Line, approximately $11.6 million of payments to Bankwell, approximately $654,000 of member contributions and approximately $2.5 million of distributions to members. In addition, we incurred approximately $13,700 of financing costs and approximately$1.5 million of costs related to the IPO. For the same 2016 period, the principal elements were (i) $600,000 of proceeds from Bankwell, (ii) $1.6 million of payments to Bankwell, (iii) approximately $1.86 million of member contributions and (iv) approximately $236,000 in distributions to members.

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

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of new mortgage loans. Funding for long-term cash needs will come from our cash on hand, operating cash flows, and unused capacity of the Bankwell Credit Line or any replacement thereof. In addition, to maintain our status as a REIT, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

Subsequent Events

On May 9, 2017, we entered into a joint venture agreement with a borrower. We provided financing in exchange for the borrower’s ability to renovate and re-sell the property at a profit. The joint venture agreement calls for the profits to be split 70% to the borrower and 30% to us upon the sale of the property. We earned origination fees and closing fees at the consummation of the purchase and will earn interest at 12% during the term of the project. Profit allocations will be determined after we recover all interest earned on the project. Our investment in the project is $345,000.

Subsequent to March 31, 2017, we foreclosed on five properties. Four of the properties are owned by two borrowers with secured loans having an aggregate outstanding principal balance of $452,361. These four properties have a combined assessed value of approximately $686,000. The last property is held by a single borrower with a secured loan having an outstanding principal balance of $58,000. The property has an assessed value of approximately $206,000. Based on these values, we have not recorded an impairment loss for these properties.

On April 10, 2017, we declared a dividend of $.05 per share to be paid to shareholders of record on April 17, 2017. The total amount of the dividend payment was $555,162.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of March 31, 2017, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consist of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$16,711	$8,021	$8,690	$—	$—
Unfunded portions of outstanding construction loans	3,109,446	3,109,446	—	—	—
Unfunded loan commitments	—	—	—	—	—
Total contractual obligations	$3,126,157	$3,117,467	$8,690	$—	$—

As of the date of the Exchange, SCP owed $910,211 to JJV of which $64,794 represented borrower charges advanced by JJV and $845,417 represented primarily expenses paid by JJV for and on behalf of SCP for professional and other costs associated with the IPO, services rendered to SCP in connection with originating, underwriting, closing and servicing loans on our behalf and other miscellaneous items. The entire amount due to JJV was paid by SCP from its cash on hand on February 9, 2017. From and after the IPO, JJV was no longer entitled to any management or other fees for services rendered to SCP or to us unless specifically authorized by our board of directors, which majority must also include a majority of the “independent” directors.

Recent Accounting Pronouncements

See “Note 2 - Summary of Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On February 8, 2017, in the Exchange, we issued 6,283,237 common shares to SCP in exchange for all its assets and liabilities. SCP will distribute the common shares to its members, pro rata, in accordance with their capital account balances in liquidation of their ownership interest in SCP. The distribution by SCP is exempt from the Registration requirements of the Securities Act pursuant to Section 4(a) thereunder.

Use of Proceeds

On February 9, 2017, our registration statement on Form S-11 (File No. 333-214323) for our IPO was declared effective by the SEC. The managing underwriter for the IPO was Joseph Gunnar & Co., LLC.

On February 15, 2017, we consummated our IPO pursuant to which we sold 2.6 million common shares at a price $5.00 per share, and raised an estimated $11.1 million in net proceeds after deducting the underwriting fees and offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates.

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

Item 6. EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Form of Representative Warrants (1)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4.1	Amended and Restated Revolving Note, dated March 15, 2016, in the principal amount of $15,000,000.00 (1)
10.4.2	Form of Second Amended and Restated Commercial Revolving Loan and Security Agreement, February 8, 2017, among Bankwell Bank, as Lender, and Sachem Capital Partners, LLC, as Existing Borrower, and Sachem Capital Corp., as Borrower (1)
10.4.3	Guaranty Agreement, dated December 18, 2014 (1)
10.4.4	Form of Second Reaffirmation of Guaranty Agreement, dated February 8, 2017 (1)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.1NS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: May 22, 2017	By:	/s/ Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Office
(Principal Executive Officer)

Date: May 22, 2017	By:	/s/ John L. Villano
John L. Villano, CPA
Co-Chief Executive Office
(Principal Financial Officer)

