Form 10-Q
period 2017-06-30
Sachem Capital Corp.
filed 2017-08-15
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

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

As of August 14, 2017, the Issuer had a total of 11,103,237 shares of Common Stock, $0.001 par value, outstanding.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Assets
Assets:
Cash	$1,868,045	$1,561,863
Escrow deposits	311,950	-
Mortgages receivable	47,807,245	32,521,588
Mortgages receivable, affiliate	-	1,229,022
Interest and fees receivable	567,644	478,928
Other receivables	173,945	182,842
Due from borrowers	190,565	81,911
Prepaid expenses	72,432	-
Property and equipment, net	500,663	397,448
Real estate owned	1,287,126	1,222,454
Pre-offering costs	77,960	625,890
Deposits on property	5,000	-
Deferred financing costs	125,561	67,475
Total assets	$52,988,136	$38,369,421

Liabilities and Shareholders'/Members’ Equity
Liabilities:
Line of credit	$12,161,380	$8,113,943
Mortgage payable	305,970	310,000
Accrued expenses	227,324	196,086
Security deposit held	2,550	800
Advances from borrowers	541,333	291,875
Due to shareholders/member	14,928	656,296
Deferred revenue	692,102	290,456
Accrued interest	39,151	24,350
Total liabilities	13,984,738	9,883,806

Shareholders'/members’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock - $.001 par value; 50,000,000 authorized; 11,103,237 issued and outstanding	11,103	-
Additional paid-in capital	37,980,133	-
Members' equity	-	28,485,615
Retained earnings	1,012,162	-
Total shareholders'/members’ equity	39,003,398	28,485,615
Total liabilities and shareholders'/members’ equity	$52,988,136	$38,369,421

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017		2016

Revenue:
Interest income from loans	$1,223,919	$931,715	$2,260,759		$1,735,200
Origination fees, net	169,939	66,320	267,400		95,143
Late and other fees	35,472	68,051	65,454		101,306
Processing fees	29,450	14,250	54,375		26,985
Rental income, net	21,845	4,579	49,228		4,579
Other income	79,433	10,478	125,580		10,478
Gain on sale of real estate	-	-	-		-
Total revenue	1,560,058	1,095,393	2,822,796		1,973,691

Operating costs and expenses:
Interest and amortization of deferred financing costs	170,639	119,482	286,909		221,692
Compensation to manager	-	91,061	35,847		152,517
Professional fees	48,403	-	132,142		24,743
Compensation, fees and taxes	164,986	15,567	270,825		22,388
Exchange fees	37,665	-	37,665
Depreciation	7,734	-	12,890		-
General and administrative expenses	131,754	-	177,341		-
Loss on sale of real estate	42,231	-	15,753
Total operating costs and expenses	603,412	226,110	969,372		421,340
Net income	$956,646	$869,283	$1,853,424		$1,552,351

Basic and diluted net income per common share outstanding:
Basic	$0.09	$-	$0.14	*	$-
Diluted	$0.09	$-	$0.14	*	$-

Weighted average number of common shares outstanding:
Basic	11,103,237	-	11,103,237		-
Diluted	11,103,237	-	11,103,237		-

*Net income per share for the period beginning February 9, 2017 (i.e., the effective date of the company’s initial public offering) and ending June 30, 2017.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’/MEMBERS’ EQUITY

	Six Months Ended June 30, 2017 (unaudited)
	Common Shares	Amount	Additional Paid in Capital	Retained Earnings	Predecessor’s Members' Equity
Beginning balance, January 1, 2017	2,220,000	$2,220	$(2,220)		$28,485,615

Member contributions					653,646

Member distributions					(2,460,125)

Net income for the period January 1, 2017 - February 8, 2017					286,100

Conversion of members' equity into common stock	6,283,237	6,283	26,958,953		(26,965,236)

Initial public offering	2,600,000	2,600	11,023,400

Dividends paid				$(555,162)

Net income for the period February 9, 2017 – June 30, 2017				1,567,324

Balance, June 30, 2017	11,103,237	$11,103	$37,980,133	$1,012,162	$-

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Six Months
	Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,853,424	$1,552,351
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	29,117	24,556
Depreciation expense	12,890	-
Loss on sale of real estate	15,753	-
Adjustment to loss for sale of collateral	(42,231)
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposit		-
Interest and fees receivable	(88,716)	(105,543)
Other receivables	8,897	(34,759)
Due from borrowers	(108,654)
Prepaid expenses	(72,432)	-
Deposits on property	(5,000)
(Decrease) increase in:
Due to member	(656,296)	163,441
Due to shareholder	14,928
Accrued interest	14,800	(14,411)
Accrued expenses	31,236	-
Deferred revenue	401,646	(645)
Advances from borrowers	249,458	90,344
Due from borrowers		(49,607)
Total adjustments	(194,604)	73,376
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,658,820	1,625, 727

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	90,123	229,141
Acquisitions of and improvements to real estate owned	(62,055)	(560,861)
Escrow deposit	(311,950)	(259,000)
Purchase of furniture and equipment	(116,105)	-
Security deposit	1,750	-
Principal disbursements for mortgages receivable	(23,237,925)	(9,108,259)
Principal collections on mortgages receivable	9,181,290	6,353,148
NET CASH USED FOR INVESTING ACTIVITIES	(14,454,872)	(3,345,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	16,545,766	4,175,000
Repayment of line of credit	(12,498,329)	(2,900,000)
Principal payments on mortgage payable	(4,030)	-
Dividends Paid	(555,162)
Proceeds from IPO	13,000,000	-
Pre-offering costs incurred	(1,492,330)	(124,750)
Financing costs incurred	(87,202)	(65,050)
Member contributions	653,646	2,516,714
Member distributions	(2,460,125)	(2,243,290)
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,102,234	1,358,624

NET INCREASE (DECREASE) IN CASH	306,182	(361,480)

CASH - BEGINNING OF PERIOD	1,561,863	1,834,082

CASH - END OF PERIOD	$1,868,045	$1,472,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Interest paid	$242,991	$211,547

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

On February 8, 2017, Sachem Capital Partners, LLC transferred all its assets and liabilities to the Company in exchange for 6,283,237 shares of the Company's Common stock.

During the six months ended June 30, 2016, certain real estate held for sale in the amount of $107,498 was converted to mortgages receivable.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

1.	The Company

Sachem Capital Corp. (the “Company”) was formed under the name HML Capital Corp in January 2016 under the State of New York Business Corporation Law.  On February 8, 2017, the Company completed an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”), a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010, pursuant to which SCP transferred all its assets to the Company and, in exchange therefore, the Company issued 6,283,237 of its common shares to SCP and assumed all of SCP’s liabilities. Prior to the consummation of the Exchange, the Company was not engaged in any business or investment activities, and had only nominal assets and no liabilities.  On February 9, 2017, the Company’s registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission.  Pursuant to such registration statement, the Company issued and sold 2,600,000 common shares at a price of $5.00 per share, or $13 million of gross proceeds (the “IPO”).  The net proceeds, after payment of underwriting discounts and commissions and transaction fees, were approximately $11.1 million.  The IPO was consummated on February 15, 2017. Prior to the Exchange, SCP was managed by JJV, LLC (the “Manager”), a Connecticut limited liability company and related party.

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

The accompanying statements of operations, changes in shareholders’/members’ equity and cash flows for the three and six month periods ended June 30, 2016 and the six months ended June 30, 2017 until the consummation of the Exchange, are those of SCP.

2.	Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company, have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

JUNE 30, 2017

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

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”. The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of June 30, 2017.

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

Fair Value of Financial Instruments

For the line of credit, mortgage payable and interest-bearing mortgages receivable held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments.

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

Prior to the Exchange, the Company’s business was conducted by SCP, a limited liability company.  Accordingly, earnings per share for the six months ended June 30, 2017, does not include the net income per share for the period prior to the Exchange, and there are no earnings per share for the three- and six-month periods ended June 30, 2016.

Subsequent Events

Management has evaluated subsequent events through August 14, 2017 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force.” The ASU amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force.” The ASU requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

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

For the six months ended June 30, 2017 and 2016, the aggregate amounts of loans funded by the Company were $23,237,925 and $9,108,259 respectively, offset by principal repayments of $9,181,290 and $6,353,148 respectively.

For the quarter ended June 30, 2017, the Company closed loans ranging in size from $34,600 to $1,200,000 with stated interest rates ranging from 11% to 12% and a default interest rate for non-payment of 18%.

At June 30, 2017, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

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

Credit Risk

Credit risk profile based on loan activity as of June 30, 2017 and 2016:

Performing Loans	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
June 30, 2017	$33,321,877	$10,697,017	$3,527,587	$260,764	$47,807,245

The following is the maturities of mortgages receivable as of June 30, 2017:

2017	$10,264,013
2018	21,634,186
2019	7,389,127
2020	8,519,919
Total	$47,807,245

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of June 30, 2017, real estate owned totaled $1,287,126, with no valuation allowance, all of which is held for rental.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

5.	Escrow Deposits

As of June 30, 2017, escrow deposits consist of funds due to the Company from closed construction mortgages. Closing counsel returns these funds to the Company post-closing, then these funds are held by the Company and available to the borrower when specific progress goals during the construction process are met.

6.	Line of Credit and Mortgage Payable

Line of Credit

On December 18, 2014, SCP entered into a two-year revolving Line of Credit Agreement with Bankwell Bank (the “Bank”) pursuant to which the Bank agreed to advance up to $5 million (the “Bankwell Credit Line”) against assignments of mortgages and other collateral requiring monthly payments of interest only. On December 30, 2015, the Bankwell Credit Line was amended to increase available borrowings to $7,000,000. On March 15, 2016, the Credit Line was amended again to increase available borrowings to $15,000,000. In connection with the Exchange, the Company assumed all of SCP’s obligations to Bankwell and entered into a new agreement with Bankwell, the material terms of which are substantially identical to the terms of the agreement between the SCP and Bankwell On June 30, 2017, the Bankwell Credit Line was amended to increase available borrowings to $20,000,000. The interest rate on the Bankwell Credit Line is variable at 4.5% in excess of the London Interbank Offered Rate (LIBOR), but in no event less than 5.50%, per annum, on the money in use. As of June 30, 2017, the interest rate on the Bankwell Credit line was 5.8%. The Bankwell Credit Line expires on June 30, 2019, at which time the entire unpaid principal balance and any accrued and unpaid interest shall become due. The Company has the option to extend the term of the loan for the sole purpose of repaying the principal balance over a thirty-six month period in equal monthly installments. The Bankwell Credit Line is secured by substantially all Company assets and is subject to borrowing base limitations and financial covenants including, maintaining a minimum fixed charge coverage ratio and maintaining minimum tangible net worth. In addition, among other things, provisions of the agreement prohibit Company merger, consolidation or disposal of assets or declaring and paying dividends in certain circumstances. JJV and each of the Company’s co-chief Executive Officers have, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of $1,000,000 each. The co-chief Executive Officers are also required to maintain certain capital balances, and the Company is prohibited from ownership changes that would reduce their interests.

As of June 30, 2017, the outstanding amount under the Bankwell Credit Line was $12,161,380.

Mortgage Payable

The Company also has a mortgage payable to Bankwell Bank, collateralized by land and a building purchased by the Company to be used as its primary business location. The property is currently being renovated and the Company expects to move its operations to the new location in the fourth quarter of 2017. The original principal amount of the mortgage loan is $310,000 and bears interest at the rate of 4.52%. Interest and principal is payable in monthly installments of $1,975 commencing in February 2017. The entire outstanding principal balance of the mortgage loan and all accrued and unpaid interest thereon is due and payable in January 2022.

Principal payments on the mortgage payable are due as follows:

Year ending December 31,	2017	$8,933
	2018	10,176
	2019	10,645
	2020	11,136
	2021	11,650
	Thereafter	253,430
		$305,970

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

7.	Commitments and Contingencies

Loan Brokerage Commissions/Origination Fees Paid to JJV

Loan origination fees consist of points, generally 2%-5% of the original loan principal. Pursuant to the Company’s operating agreement and prior to the Exchange, JJV was entitled to 75% of loan origination fees. For the six months ended June 30, 2017 and 2016, loan origination fees paid to JJV were $52,902 and $244,152, respectively, and for the three months ended June 30, 2017 and 2016, origination fees paid to JJV were $-0- and $117,221. respectively. These payments are amortized over the life of the loan for financial statement purposes and recognized as a reduction of origination fee income. After the Exchange, JJV is no longer entitled to origination fee payments.

Original maturities of deferred revenue are as follows as of:

December 31,
2018	$471,492
2019	135,010
2020	85,600
Total	$692,102

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full.

Loan Servicing Fees

JJV administered the servicing of the Company’s loan portfolio. At JJV’s discretion, the loan servicing fee ranged from one-twelfth (1/12th) of one-half percent (0.5%) to one percent (1.0%) of the Company’s loan portfolio, payable monthly and calculated based on total loans as of the first of each month. The percentage charged by the Manager was 1.0% for the June 30, 2017 period up to the date of the Exchange and 1.0% for the June 30, 2016 period. After the Exchange, JJV is no longer entitled to loan servicing fees.

For the six months ended June 30, 2017 and 2016, loan servicing fees paid to JJV were $32,778 and $139,723 respectively.

Unfunded Commitments

At June 30, 2017, the Company is committed to an additional $3,307,371 in construction loans that can be drawn by the borrower when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and in all cases, there remains sufficient value in the subject property to assure that no loan impairment exists.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017

8.	Related Party Transactions

The Company currently uses facilities maintained by JJV, who is responsible for paying rent and related overhead expenses, in exchange for compensation. The related compensation expense for JJV for the three and six month periods ended June 30, 2017 and 2016 were $-0- and $91,061, and $35,847 and $152,517, respectively. The Company expects to move its operations to a new location, owned by the Company, in the fourth quarter of 2017. (See Note 6.)

Prior to the Exchange, from time to time, JJV acquired certain troubled assets from third parties who were not existing Company borrowers. JJV borrowed money from the Company to finance these arrangements. The real estate purchased is held by JJV in trust for the Company. The Company accounts for these arrangements as separate loans to JJV. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow JJV to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to the borrower. During the six months ended June 30, 2017, the Company did not enter into any new loan agreements with JJV. The principal balance of the loans to JJV at June 30, 2017 were $1,104,022.

During the six months ended June 30, 2017 and 2016, JJV was paid $52,902 and $244,152, respectively, related to origination fees. (See Note 7.)

During the three and six month periods ended June 30, 2017 and 2016, JJV paid $31,321 and $61,741, and $38,918 and $81,224, respectively, of interest on borrowings from the Company.

Prior to the date of the Exchange, JJV frequently paid for costs on behalf of the Company. These costs include insurance and real estate taxes where the Company has been notified that the borrower is in default, costs of any actions (i.e., foreclosures) commenced by the Company to enforce its rights or collect amounts due from borrowers who have defaulted on their obligations to the Company as well as other related costs that the Company deems appropriate to protects its interests. Salaries and payroll taxes paid for by JJV on behalf of the Company are included in other fees and taxes. For the six months ended June 30, 2017 and 2016, the Manager charged the Company $9,035 and -0-, respectively, for certain payroll and related costs. Unreimbursed costs advanced and unpaid by the Manager on behalf of the Company as of June 30, 2017 were $14,928 and are included in due to shareholders on the Company’s balance sheet.

On February 9, 2017, the Company purchased computer hardware, software and furniture and fixtures totaling $92,806 from JJV at cost.

9.	Subsequent Events

Subsequent to June 30, 2017, the Company is participating a joint venture agreement with a borrower. The Company provided financing in exchange for the borrower’s ability to renovate and re-sell the property at a profit. The joint venture agreement calls for the profits to be split 70% to the borrower and 30% to the Company upon the sale of the property. The Company earned origination fees and closing fees at the consummation of the purchase and will earn interest at 12% during the term of the project. Profit allocations will be determined after the Company recovers all interest earned on the project. The Company’s investment in the project is $345,000.

Subsequent to June 30, 2017, the Company is in the process of foreclosing on five properties and has retained counsel to protect the Company’s interests. Four properties are held by two borrowers with a total principal balance of $452,361. These properties are assessed at $686,480. The last property is held by a single borrower with a total principal balance of $58,000 and an assessed value of $205,700. The Company has obtained real property assessments and broker opinions of value for these properties. Based on these values, the Company has not recorded an impairment loss for these properties.

On July 7, 2017, the Company declared a dividend of $.105 per share to be paid on July 27, 2017 to shareholders of record on July 17, 2017. The total amount of the dividend payment was approximately $1,166,000.

On July 11, 2017, the Company received an offer to sell a property classified as real estate owned. The selling price is $470,000 and the Company is required to make certain repairs prior to sale. The carrying cost of the property is approximately $395,500, not including the costs of repairs to be made by the Company. The Company expects a small profit on the sale of the property.

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

We believe that upon the consummation of the IPO we met all the requirements to qualify as a REIT for federal income tax purposes and intend to elect to be taxed as a REIT beginning with our 2017 tax year or as soon as practicable thereafter. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% excise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.

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

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 9% to 12% per year and a default rate for non-payment of 18%. In addition, we usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Since we treat an extension or renewal of an existing loan as a new loan, we receive additional “points” and other loan-related fees in those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 65%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. Under the terms of the Bankwell Credit Line (described below), loans exceeding $325,000 require an independent appraisal of the collateral. Failure to obtain such an appraisal would render the loan ineligible for financing under the credit facility. In the case of smaller loans, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers to evaluate the strength of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio taking into account the loan under consideration.

Our revenue consists primarily of interest earned on our loan portfolio and our net income is basically the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 68.8% vs. 31.2% of our total capitalization at June 30, 2017) and the interest rate on the Bankwell Credit Line is currently 5.8% (as of June 30, 2017). As of June 30, 2017, the annual yield on our loan portfolio was 12.06% per annum. The yield has been increasing steadily over the past few years as older loans with lower interest rates come due and are either being repaid or refinanced at higher rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees and late payment fees. We expect our borrowing costs to increase in 2017 and 2018 as the Federal Reserve Bank continues to raise interest rates in accordance with its current monetary policy. To date, we have not raised rates on our loans to match the recent increases in our borrowing rate. After considering the pros and cons of increasing our rates and considering our relatively low level of debt following our IPO, we believe the better strategy for now is to focus on building market share rather than short-term profits and cash flow, although this strategy could adversely impact our profits and cash flow in the short-term. In addition, we cannot assure investors that we will be able to increase our rates at any time in the future. However, to mitigate some of the risks associated with rate increases, many of our new loans have a term of one year rather than three.

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

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since our inception in December 2010 (when SCP was commenced operations) through June 30, 2017, we foreclosed on one property and acquired eight other properties by “deed in lieu of foreclosure” — i.e., the borrower, in default of its obligations under the terms of the loan, transferred title to the mortgaged property to us. Two properties were each sold for a gain, three properties were each sold at a loss, two were sold for less than their respective carrying values but the borrowers’ obligations are guaranteed by a third party and we intend to assert our rights under the guaranty, one is currently held for investment and one is held for resale.

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

Operational and Financial Overview

Since December 2010, when SCP commended operations, we have made approximately 541 loans, including renewals and extensions of existing loans. At June 30, 2017, (i) our loan portfolio included 280 loans, with individual principal loan amounts ranging from $10,000 to $1.2 million and an aggregate loan amount of approximately $47.8 million, (ii) the average original principal amount of the loans in the portfolio was $170,740 and the median loan amount was $120,000 and (iii) approximately 82% of the loans had a principal amount of $250,000 or less. In comparison, at June 30, 2016, (i) our loan portfolio included 193 loans, with individual principal loan amounts ranging from $20,000 to $1.7 million and an aggregate loan amount of approximately $30.4 million, (ii) the average original principal amount of the loans in the portfolio was $162,124 and the median loan amount was $110,000 and (iii) approximately 85% of the loans had a principal amount of $250,000 or less. At June 30, 2017 and 2016, unfunded commitments for future advances under construction loans totaled $3.3 million and $951,000, respectively.

Similarly, our revenues and net income have been growing. For the second quarter of 2017, revenues and net income were approximately $1.6 million and $957,000, respectively. For the second quarter of 2016, revenues and net income were approximately $1.1 million and $869,000, respectively. We cannot assure our shareholders that we will be able to sustain these growth rates indefinitely.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Bankwell Credit Line, we may not incur any additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At June 30, 2017, debt proceeds represented approximately 31.2% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

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

The Bankwell Credit Line is a $20.0 million revolving credit facility that we use to fund the loans we originate. Borrowings under the Bankwell Credit Line bear interest at a rate equal to the greater of (i) a variable rate equal to the sum of LIBOR interest as in effect from time to time plus 4.50% or (ii) 5.5% per annum. As of June 30, 2017, the rate on the Bankwell Credit Line is 5.8% per annum. The Bankwell Credit Line expires and the outstanding indebtedness thereunder will become due and payable in full on June 30, 2019. Assuming we are not then in default under the terms of the Bankwell Credit Line, we have the option to repay the outstanding balance, together with all accrued interest thereon in 36 equal monthly installments beginning July 30, 2019. The Bankwell Credit Line is secured by assignment of mortgages and other collateral and is jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, CPA, our co-chief executive officers. The liability of each guarantor is capped at $1 million. As of June 30, 2017, we estimate that loans having an aggregate principal amount of approximately $39.1 million, representing approximately 81.7% of our mortgages receivable, satisfied all of the eligibility requirements set forth in the Bankwell Credit Line. As of June 30, 2017, the total amount outstanding under the Bankwell Credit Line was approximately $12.2 million.

Corporate Reorganization and REIT Qualification

Since the IPO, our operating expenses have increased significantly due to various factors including our conversion from a limited liability company to a regular C corporation, operating as a REIT, our status as a publicly-held reporting company and growth in our operations. As a corporation, we incur various costs and expenses that we did not have as a limited liability company, such as director fees, directors’ and officers’ insurance and state and local franchise taxes and we will incur significant compensation and other employee-related costs for services rendered by our senior executive officers. Moreover, because of various laws, rules and regulations that prohibit or severely limit our ability to enter into agreements with related parties, certain operating expenses, such as rent, will increase as well. Finally, we have experienced increases in professional fees, filing fees, printing and mailing costs, exchange listing fees, transfer agent fees and other miscellaneous costs related to our compliance with various laws, rules and regulations applicable to REITs and a publicly-held reporting company. Also, as a public reporting company, we must establish and maintain effective disclosure and financial controls. As a result, we may need to hire additional accounting and finance personnel with appropriate public company experience and technical accounting knowledge, which will also increase our operating expenses.

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

Results of operations

We were formed in January 2016 and, prior to the consummation of the Exchange, had not engaged in any business activity. The results of operations discussed below for the three and six month periods ended June 30, 2016 and for the portion of the six months ended June 30, 2017, until the consummation of the Exchange, are those of SCP.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Total revenue

Total revenue for the three months ended June 30, 2017 was approximately $1.6 million compared to approximately $1.1 million for the three months ended June 30, 2016, an increase of $500,000, or 42.4%. The increase in revenue represents an increase in lending operations. For the 2017 period, interest income was approximately $1.22 million and net origination fees were approximately $170,000. In comparison, for the three months ended June 30, 2016, interest income was approximately $932,000 and net origination fees were approximately $66,000. Prior to the completion of our IPO, 75% of gross origination fees were paid to JJV, LLC, SCP’s managing member. Accordingly, for the 2016 period, net origination fee income is net of the amounts payable to JJV and other adjustments. From and after February 9, 2017 JJV is no longer entitled to any payments from us (other than dividends paid to it in its capacity as a shareholder of Sachem Capital Corp.)

Operating costs and expenses

Total operating costs and expenses for three months ended June 30, 2017 were approximately $603,000 compared to approximately $226,000 for the three months ended June 30, 2016 period, an increase of approximately 167%. The increase in operating costs and expenses is primarily attributable to the following: (i) an increase in compensation and taxes of approximately $58,000; (ii) an increase in professional fees of approximately $48,000; (iii) an increase in general and administrative expenses of approximately $132,000; and (iv) an increase in interest expense and amortization of deferred financing costs of approximately $51,000. These increases are primarily due to the increase in our lending activity, and cost incurred as a result of our conversion from a privately-held limited liability company to a publicly-held corporation, although year-to-year comparisons may not be meaningful in light of the changes to our corporate structure and our operation as a REIT.

Net Income

Net income for the three months ended June 30, 2017 was approximately $957,000, or $0.09 per share (basic and diluted) compared to $869,000 for the three months ended June 30, 2016. Since we operated as a limited liability company prior to the IPO, we do not report net income per share data for 2016 periods.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Total revenue

Total revenue for the six months ended June 30, 2017 was approximately $2.8 million compared to approximately $1.97 million for the six months ended June 30, 2016, an increase of $849,000 or 43%. The increase in revenue represents an increase in lending operations. For the 2017 period, interest income was approximately $2.3 million and net origination fees were approximately $267,000. In comparison, for the six months ended June 30, 2016, interest income was approximately $1.7 million and net origination fees were approximately $95,000. Prior to the completion of the IPO, 75% of gross origination fees were paid to JJV, LLC, SCP’s managing member. Accordingly, for the 2016 period and, roughly, the first six weeks of the 2017 period, net origination fee income is net of the amounts payable to JJV and other adjustments. From and after February 9, 2017 JJV is no longer entitled to any payments from us (other than dividends paid to it in its capacity as a shareholder of Sachem Capital Corp.)

Operating costs and expenses

Total operating costs and expenses for six months ended June 30, 2017 were approximately $969,000 compared to approximately $421,000 for the six months ended June 30, 2016 period, an increase of approximately 130%. The increase in operating costs and expenses is primarily attributable to the following: (i) an increase in compensation and taxes of approximately $96,000; (ii) an increase in professional fees of approximately $107,000; (iii) an increase in general and administrative expenses of approximately $177,000; and (iv) an increase in interest expense and amortization of deferred financing costs of approximately $65,000. These increases are primarily due to the increase in our lending activity, our initial public offering, and our conversion from a privately-held limited liability company to a publicly-held corporation, although year-to-year comparisons may not be meaningful in light of the changes to our corporate structure, our IPO and our operation as a REIT.

Net Income

Net income for the six months ended June 30, 2017 was approximately $1.85 million compared to $1.55 million for the six months ended June 30, 2016. Net income per share for the period beginning February 9, 2017 (the effective date of the IPO) and ending June 30, 2017 was $0.14. Since we were operating as a limited liability company prior to the IPO, the net income per share data for the six months ended June 30, 2017 does not include the net income per share for the period prior to the IPO.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended June 30, 2017 was approximately $1.7 million compared to approximately $1.6 million for the six months ended June 30, 2016. Net cash provided by operating activities period is primarily attributable to approximately $1,853,000, $402,000, and $249,500, in net income, deferred revenue and advances from borrowers, respectively, offset by an increase of approximately $109,000 in amounts due from borrowers and a decrease of approximately $656,000 in the amount due to member.

Net cash used for investing activities for the six months ended June 30, 2017 was approximately $14.5 million compared to approximately $3.3 million for same 2016 period. Proceeds from sale of real estate owned in the 2017 period was approximately $90,000, compared to approximately $229,000 for the 2016 period. The 2017 period also included approximately $62,000 of cash used to acquire and improve properties that we acquired in connection with non-performing loans compared to approximately $561,000 in the same 2016 period. Finally, in the 2017 period, principal disbursements for mortgages receivable were approximately $23.2 million and principal collections were approximately $9.1 million. In the 2016 period, the corresponding amounts were approximately $9.1 million and approximately $6.4 million, respectively. We believe that the increase in the 2017 period of approximately $2.8 million in principal collections on mortgages receivable, resulting from an increased rate of prepayments of outstanding loans, is primarily attributable to increasing lending activity by traditional lenders, such as banks, which could be an indicator of improving economic conditions in general. If this trend continues it may signal increased competition for our business.

Net cash provided by financing activities for the six months ended June 30, 2017 was approximately $13.1 million compared to approximately $1.4 million for the six months ended June 30, 2016. Prior to the IPO, cash flows from financing activities basically reflects the difference between proceeds from borrowings under the Bankwell Credit Line and member contributions, on the one hand, and repayments of the amounts outstanding on the Bankwell Credit Line and distributions to members, on the other hand. From and after the IPO there will no longer be contributions from or distributions from members. On the other hand, we intend to pay quarterly dividends to maintain our status as a REIT and we may, from time to time raise capital by selling securities. For the 2017 period, the most significant element of cash flow from financing activities was the $13 million of gross proceeds from the IPO. Other factors included approximately $16.5 million of proceeds from the Bankwell Credit Line, approximately $12.5 million of payments to Bankwell, approximately $654,000 of member contributions and approximately $2.5 million of distributions to members. In addition, we incurred approximately $87,000 of financing costs and approximately$1.4 million of costs related to the IPO. For the same 2016 period, the principal elements were (i) approximately $4.2 million of proceeds from Bankwell, (ii) $2.9 million of payments to Bankwell, (iii) approximately $2.52 million of member contributions and (iv) approximately $2.2 million in distributions to members.

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

Subsequent Events

Subsequent to June 30, 2017, we are participating in a joint venture agreement with a borrower. We provided financing in exchange for the borrower’s ability to renovate and re-sell the property at a profit. The joint venture agreement calls for the profits to be split 70% to the borrower and 30% to us upon the sale of the property. We earned origination fees and closing fees at the consummation of the purchase and will earn interest at 12% during the term of the project. Profit allocations will be determined after we recover all interest earned on the project. Our investment in the project is $345,000.

Subsequent to June 30, 2017, we are in the process of foreclosing on five properties. Four of the properties are owned by two borrowers with secured loans having an aggregate outstanding principal balance of $452,361. These four properties have a combined assessed value of approximately $686,000. The last property is held by a single borrower with a secured loan having an outstanding principal balance of $58,000. The property has an assessed value of approximately $206,000. Based on these values, we have not recorded an impairment loss for these properties.

On July 7, 2017, we declared a dividend of $.105 per share to be paid to shareholders of record on July 17, 2017. The dividend was paid on July 27, 2017 and the total amount of the dividend payment was approximately $1,166,000.

On July 11, 2017, we received an offer to sell a property classified as real estate owned. The selling price is $470,000 and we are required to make certain repairs prior to sale. The carrying cost of the property is approximately $395,500, not including the costs of repairs to be made by us. We expect a small profit on the sale of the property.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of June 30, 2017, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consist of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$14,706	$8,021	$6,685	$—	$—
Unfunded portions of outstanding construction loans	3,307,371	3,307,371	—	—	—
Unfunded loan commitments	—	—	—	—	—
Total contractual obligations	$3,322,077	$3,315,392	$6,685	$—	$—

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Form of Representative Warrants (1)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4.1	Amended and Restated Revolving Note, dated March 15, 2016, in the principal amount of $15,000,000.00 (1)
10.4.2	Form of Second Amended and Restated Commercial Revolving Loan and Security Agreement, February 8, 2017, among Bankwell Bank, as Lender, and Sachem Capital Partners, LLC, as Existing Borrower, and Sachem Capital Corp., as Borrower (1)
10.4.3	Guaranty Agreement, dated December 18, 2014 (1)
10.4.4	Form of Second Reaffirmation of Guaranty Agreement, dated February 8, 2017 (1)
10.4.5	Amended and Restated Revolving Note, dated June 30, 2017, in the principal amount of $20,000,000.00 (3)
10.4.6	Modification of Second Amended and Restated Commercial Revolving Loan and Security Agreement, dated as of June 30, 2017, among Bankwell Bank (as lender), Sachem Capital Corp. (as borrower), and John L. Villano, Jeffrey C. Villano and JJV, LLC, (as guarantors) (3)
10.4.7	Third Reaffirmation of Guaranty Agreement, dated June 30, 2017 (3)

Exhibit No.	Description

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on July 6, 2017 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: August 14, 2017	By:	/s/ Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Office
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ John L. Villano
John L. Villano, CPA
Co-Chief Executive Office and Chief Financial Officer
(Principal Financial Officer)