Form 10-Q
period 2017-09-30
Sachem Capital Corp.
filed 2017-11-13
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes     ☒ No

As of November 13, 2017, the Issuer had a total of 15,415,737 shares of Common Stock, $0.001 par value, outstanding.

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

i

PART I.           FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016 (audited)
Assets
Assets:
Cash	$1,016,588	$1,561,863
Escrow deposits	46,440	-
Mortgages receivable	52,693,657	32,521,588
Mortgages receivable, affiliate	-	1,229,022
Interest and fees receivable	633,806	478,928
Other receivables	168,615	182,842
Due from borrowers	360,605	81,911
Prepaid expenses	38,342	-
Property and equipment, net	508,553	397,448
Real estate owned	1,224,969	1,222,454
Pre-offering costs	72,427	625,890
Deposits on property	-	-
Deferred financing costs	111,003	67,475
Total assets	$56,875,005	$38,369,421

Liabilities and Shareholders'/Members’ Equity
Liabilities:
Line of credit	$15,921,186	$8,113,943
Mortgage payable	303,568	310,000
Accrued expenses	77,908	196,086
Security deposit held	2,550	800
Advances from borrowers	446,763	291,875
Due to shareholders/member	16,958	656,296
Deferred revenue	871,197	290,456
Accrued interest	79,421	24,350
Total liabilities	17,719,551	9,883,806

Shareholders'/members’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock - $.001 par value; 50,000,000 authorized; 11,103,237 issued and outstanding	11,103	-
Additional paid-in capital	37,980,133	-
Members' equity	-	28,485,615
Retained earnings	1,164,218	-
Total shareholders'/members’ equity	39,155,454	28,485,615
Total liabilities and shareholders'/members’ equity	$56,875,005	$38,369,421

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Revenue:
Interest income from loans	$1,570,877	$952,511	$3,831,636		$2,687,711
Origination fees, net	196,811	43,477	464,211		138,620
Late and other fees	34,998	-	100,453		99,309
Processing fees	30,480	17,100	84,855		44,085
Rental income, net	9,637	2,954	58,865		20,008
Other income	80,196	-	205,775		-
Gain on sale of real estate	15,931	-	178		-
Total revenue	1,938,930	1,016,042	4,745,973		2,989,733
Operating costs and expenses:
Interest and amortization of deferred financing costs	302,548	138,992	589,457		360,684
Compensation to manager	-	79,441	35,847		231,958
Professional fees	47,202	20,000	179,344		44,743
Compensation, fees and taxes	195,673	6,215	466,497		28,603
Exchange fees	31,548	-	69,213		-
Depreciation	8,734	-	21,624		-
General and administrative expenses	35,338	-	212,676		-
Impairment loss	-	96,697	-		96,697
Total operating costs and expenses	621,043	341,345	1,574,658		762,685
Net income	$1,317,887	$674,697	$3,171,315		$2,227,048

Basic and diluted net income per common share outstanding:
Basic	$0.12		$0.26	*
Diluted	$0.12		$0.26	*

Weighted average number of common shares outstanding:
Basic	11,103,237		11,103,237
Diluted	11,103,237		11,103,237

*Net income per share for the period beginning February 9, 2017 (i.e., the effective date of the company’s initial public offering) and ending September 30, 2017.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’/MEMBERS’ EQUITY

	Nine Months Ended September 30, 2017 (unaudited)
	Common Shares	Amount	Additional Paid in Capital	Retained Earnings	Predecessor’s Members' Equity

Beginning balance, January 1, 2017	2,220,000	$2,220	$(2,220)		$28,485,615

Member contributions					653,646

Member distributions					(2,460,125)

Net income for the period January 1, 2017 - February 8, 2017					286,100

Conversion of members' equity into common stock	6,283,237	6,283	26,958,953		(26,965,236)

Initial public offering	2,600,000	2,600	11,023,400

Dividends paid				$(1,720,997)

Net income for the period February 9, 2017 – September 30, 2017				2,885,215
Balance, September 30, 2017	11,103,237	$11,103	$37,980,133	$1,164,218

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months
	Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,171,315	$2,227,048
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	43,677	36,116
Depreciation expense	21,624	-
Gain on sale of real estate	(179)	-
Impairment loss	-	96,697
Adjustment to loss for sale of collateral	(42,231)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(154,877)	(199,277)
Other receivables	14,227	(81,551)
Due from borrowers	(278,694)	-
Prepaid expenses	(38,342)	-
(Decrease) increase in:
Due to member	(656,296)	276,743
Due to shareholder	16,957	-
Accrued interest	55,071	(14,741)
Accrued expenses	(118,183)	-
Deferred revenue	580,741	(1,162)
Advances from borrowers	154,888	76,226
Total adjustments	(401,617)	189,051
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,769,698	2,416,099

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	530,181	545,970
Acquisitions of and improvements to real estate owned	(424,023)	(562,950)
Escrow deposit	(46,440)	(57,000)
Purchase of furniture and equipment	(132,729)	-
Security deposit	1,750	-
Principal disbursements for mortgages receivable	(33,792,878)	(14,335,922)
Principal collections on mortgages receivable	14,849,831	10,921,370
NET CASH USED FOR INVESTING ACTIVITIES	(19,014,308)	(3,488,532)

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	25,341,633	5,425,000
Repayment of line of credit	(17,534,390)	(2,900,000)

Principal payments on mortgage payable	(6,432)	-
Dividends paid	(1,720,997)	-
Proceeds from IPO	13,000,000	-
Pre-offering costs incurred	(1,486,798)	(197,999)
Financing costs incurred	(87,202)	(65,050)
Member contributions	653,646	3,754,069
Member distributions	(2,460,125)	(3,500,892)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,699,335	2,515,128

NET INCREASE (DECREASE) IN CASH	(545,275)	1,442,695

CASH - BEGINNING OF PERIOD	1,561,863	1,834,082

CASH - END OF PERIOD	$1,016,588	$3,276,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Interest paid	$545,782	$339,309

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

On February 8, 2017, Sachem Capital Partners, LLC transferred all its assets and liabilities to the Company in exchange for 6,283,237 of the Company's common shares.

As of September 30, 2016, the Company is obligated for the repayment of certain expenses paid by the managing member on behalf of the Company for certain borrowers in the amount of $85,972.

During the nine months ended September 30, 2016, $496,950 of mortgages receivable and $35,510 of accrued interest receivable and late fees receivable were converted to real estate owned

During the nine months ended September 30, 2016, certain real estate held for sale in the amount of $107,498 was converted to mortgages receivable.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

1.	The Company

Sachem Capital Corp. (the “Company”) was formed under the name HML Capital Corp in January 2016 under the New York Business Corporation Law.  On February 8, 2017, the Company completed an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”), a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010, pursuant to which SCP transferred all its assets to the Company and, in exchange therefor, the Company issued 6,283,237 of its common shares to SCP and assumed all of SCP’s liabilities. Prior to the consummation of the Exchange, the Company was not engaged in any business or investment activities, and had only nominal assets and no liabilities.  On February 9, 2017, the Company’s registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission.  Pursuant to such registration statement, the Company issued and sold 2,600,000 common shares at a price of $5.00 per share, or $13 million of gross proceeds (the “IPO”).  The net proceeds, after payment of underwriting discounts and commissions and transaction fees, were approximately $11.1 million.  The IPO was consummated on February 15, 2017. Prior to the Exchange, SCP was managed by JJV, LLC (“JJV”), a Connecticut limited liability company and related party.

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

The accompanying statements of operations, changes in shareholders’/members’ equity and cash flows for the three and nine-month periods ended September 30, 2016 and September 30, 2017 until the consummation of the Exchange, are those of SCP.

2.	Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company, have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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
SEPTEMBER 30, 2017

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

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”. The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of September 30, 2017.

Land and Building

Land and building acquired in December 2016 to house the Company’s office facilities is stated at cost. The building will be depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred.

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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

Prior to the Exchange, the Company’s business was conducted by SCP, a limited liability company.  Accordingly, earnings per share for the nine months ended September 30, 2017, does not include the net income per share for the period prior to the Exchange, and there are no earnings per share for the three- and nine-month periods ended September 30. 2016.

Recent Accounting Pronouncements

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

For the nine months ended September 30, 2017 and 2016, the aggregate amounts of loans funded by the Company were $33,792,878 and $14,849,831, respectively, offset by principal repayments of $14,637,831 and $10,921,370, respectively.

For the quarter ended September 30, 2017, the Company closed loans ranging in size from $10,000 to $1,200,000 with stated interest rates ranging from 11% to 12% and a default interest rate for non-payment of 18%.

At September 30, 2017, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

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

Credit Risk

Credit risk profile based on loan activity as of September 30, 2017:

Performing Loans	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
September 30, 2017	$35,512,825	$12,375,768	$4,545,931	$259,133	$52,693,657

The following is the maturities of mortgages receivable as of September 30, 2017:

2017	$8,005,973
2018	27,495,413
2019	7,147,929
2020	10,044,342
Total	$52,693,657

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of September 30, 2017, real estate owned totaled $1,224,969 with no valuation allowance, all of which is held for rental.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

5.	Escrow Deposits

As of September 30, 2017, escrow deposits consist of funds due to the Company from closed construction mortgages. Closing counsel returns these funds to the Company post-closing, then these funds are held by the Company and available to the borrower when specific progress goals during the construction process are met.

6.	Line of Credit and Mortgage Payable

Line of Credit

On December 18, 2014, SCP entered into a two-year revolving Line of Credit Agreement with Bankwell Bank (the “Bank”) pursuant to which the Bank agreed to advance up to $5 million (the “Bankwell Credit Line”) against assignments of mortgages and other collateral requiring monthly payments of interest only. On December 30, 2015, the Bankwell Credit Line was amended to increase available borrowings to $7,000,000. On March 15, 2016, the Credit Line was amended again to increase available borrowings to $15,000,000. In connection with the Exchange, the Company assumed all of SCP’s obligations to Bankwell and entered into a new agreement with Bankwell, the material terms of which are substantially identical to the terms of the agreement between the SCP and Bankwell. On June 30, 2017, the Bankwell Credit Line was amended to increase available borrowings to $20,000,000. The interest rate on the Bankwell Credit Line is variable at 4.5% in excess of the London Interbank Offered Rate (LIBOR), but in no event less than 5.50%, per annum, on the money in use. As of September 30, 2017, the interest rate on the Bankwell Credit line was 5.83%. The Bankwell Credit Line expires on June 30, 2019, at which time the entire unpaid principal balance and any accrued and unpaid interest shall become due. The Company has the option to extend the term of the loan for the sole purpose of repaying the principal balance over a thirty-six month period in equal monthly installments. The Bankwell Credit Line is secured by substantially all Company assets and is subject to borrowing base limitations and financial covenants including, maintaining a minimum fixed charge coverage ratio and maintaining minimum tangible net worth. In addition, among other things, provisions of the agreement prohibit Company merger, consolidation or disposal of assets or declaring and paying dividends in certain circumstances. JJV and each of the Company’s co-chief Executive Officers have, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of $1,000,000 each. The co-chief Executive Officers are also required to maintain certain capital balances, and the Company is prohibited from ownership changes that would reduce their interests.

As of September 30, 2017, the outstanding amount under the Bankwell Credit Line was $15,921,186.

Mortgage Payable

The Company also has a mortgage payable to Bankwell Bank, collateralized by land and a building purchased by the Company to be used as its primary business location. The property is currently being renovated and the Company expects to move its operations to the new location in the second quarter of 2018. The original principal amount of the mortgage loan is $310,000 and bears interest at the rate of 4.52%. Interest and principal are payable in monthly installments of $1,975 commencing in February 2017. The entire outstanding principal balance of the mortgage loan and all accrued and unpaid interest thereon is due and payable in January 2022.

Principal payments on the mortgage payable are due as follows:

Year ending December 31,	2017	$8,933
	2018	10,176
	2019	10,645
	2020	11,136
	2021	11,650
	Thereafter	251,028
		$303,568

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

7.	Commitments and Contingencies

Loan Brokerage Commissions/Origination Fees Paid to JJV

Loan origination fees consist of points, generally 2%-5% of the original loan principal. Pursuant to the Company’s operating agreement and prior to the Exchange, JJV was entitled to 75% of loan origination fees. For the nine months ended September 30, 2017 and 2016, loan origination fees paid to JJV were $52,902 and $384,258, respectively, and for the three months ended September 30, 2017 and 2016, origination fees paid to JJV were $-0- and $140,106, respectively. These payments are amortized over the life of the loan for financial statement purposes and recognized as a reduction of origination fee income. After the Exchange, JJV is no longer entitled to origination fee payments.

Original maturities of deferred revenue are as follows as of:

December 31,
2018	$608,697
2019	172,559
2020	89,941
Total	$871,197

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full.

Loan Servicing Fees

JJV administered the servicing of the Company’s loan portfolio. At JJV’s discretion, the loan servicing fee ranged from one-twelfth (1/12th) of one-half percent (0.5%) to one percent (1.0%) of the Company’s loan portfolio, payable monthly and calculated based on total loans as of the first of each month. The percentage charged by JJV was 1.0% for the September 30, 2017 period up to the date of the Exchange and 1.0% for the September 30, 2016 period. After the Exchange, JJV is no longer entitled to loan servicing fees.

For the nine months ended September 30, 2017 and 2016, loan servicing fees paid to JJV were $32,778 and $218,790 respectively.

Unfunded Commitments

At September 30, 2017, the Company is committed to an additional $3,095,917 in construction loans that can be drawn by the borrower when certain conditions are met.

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

The Company currently leases office space in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey Villano, the Company’s co-CEO. Rent and other facility related charges paid by the Company to Union News for the three months ended September 30, 2017 and the period beginning February 8, 2017 and ending September 30, 2017 were $3,000 and $10,500, respectively. Prior to the Exchange and the IPO, SCP reimbursed JJV, the Managing Member of SCP, for amounts paid by JJV to Union News. For the three and nine-month periods ended September 30, 2016, these amounts were $900 and $3,700, respectively. The Company expects to move its operations to a new location, owned by the Company, in the second quarter of 2018. (See Note 6.)

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

Prior to the Exchange, from time to time, JJV acquired certain troubled assets from third parties who were not existing Company borrowers. JJV borrowed money from the Company to finance these arrangements. The real estate purchased is held by JJV in trust for the Company. The Company accounts for these arrangements as separate loans to JJV. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow JJV to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to the borrower. During the nine months ended September 30, 2017, the Company did not enter into any new loan agreements with JJV. The principal balance of the loans to JJV at September 30, 2017 were $1,104,022.

During the nine months ended September 30, 2017 and 2016, JJV was paid $52,902 and $384,258, respectively, related to origination fees. (See Note 7.)

During the three and nine-month periods ended September 30, 2017 and 2016, JJV paid $31,320 and $41,145, and $103,223 and $127,158, respectively, of interest on borrowings from the Company.

Prior to the date of the Exchange, JJV frequently paid for costs on behalf of the Company. These costs include insurance and real estate taxes where the Company has been notified that the borrower is in default, costs of any actions (i.e., foreclosures) commenced by the Company to enforce its rights or collect amounts due from borrowers who have defaulted on their obligations to the Company as well as other related costs that the Company deems appropriate to protects its interests. Salaries and payroll taxes paid for by JJV on behalf of the Company are included in other fees and taxes. For the nine months ended September 30, 2017 and 2016, JJV charged the Company $9,035 and -0-, respectively, for certain payroll and related costs. Unreimbursed costs advanced and unpaid by JJV on behalf of the Company as of September 30, 2017 were $16,958 and are included in due to shareholders on the Company’s balance sheet.

On February 9, 2017, the Company purchased computer hardware, software and furniture and fixtures totaling $92,806 from JJV at cost.

9.	Subsequent Events

Subsequent to September 30, 2017, the Company commenced foreclosure proceeding with respect to two loans made to two separate borrowers, having an aggregate unpaid principal balance of $238,000 and accrued but unpaid interest of $4,440. The loans are secured by first mortgage liens on properties owned by the borrowers. The Company halted an ongoing foreclosure proceeding when the borrower entered into a settlement agreement with the Company. This agreement provided additional collateral to the Company in exchange for time to repay the obligations. The Company has obtained real property assessments and broker opinions of value for these properties. Based on these values, the Company has not recorded an impairment loss for these properties.

On October 19, 2017, the Company declared a dividend of $.105 per share to be paid on November 17, 2017 to shareholders of record on November 7, 2017. The total amount of the dividend payment is estimated to be approximately $1,560,000.

From October 27 through November 3, 3017, the Company sold an aggregate of 4,312,500 of its common shares (including 562,500 covered by an over-allotment option) in a follow-on underwritten public offering at a public offering price of $4.00 per share, or $17,250,000 in the aggregate. The net proceeds from the offering, after deducting underwriting discounts and after reimbursing the underwriters for their expenses related to the offering, were approximately $15.8 million. The net proceeds will be used primarily to increase the Company’s loan portfolio and for working capital and general corporate purposes.

Management has evaluated subsequent events through November 9, 2017 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

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

Introduction

Sachem Capital Corp. was formed as HML Capital Corp. in January 2016 under the New York Business Corporation Law. On February 8, 2017, we consummated an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”) pursuant to which SCP transferred all of its assets to us in exchange for 6,283,237 of our common shares and our assumption of all of SCP’s liabilities, including SCP’s obligations to Bankwell Bank (“Bankwell”). On February 9, 2017, we issued and sold 2,600,000 common shares pursuant to an effective S-11 registration statement (the “IPO”). Prior to the consummation of the Exchange, we were not engaged in any business or investment activities, and had only nominal assets and no liabilities.

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

Our revenue consists primarily of interest earned on our loan portfolio and our net income is basically the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (71.1% vs. 28.9% of our total capitalization at September 30, 2017) and the interest rate on the Bankwell Credit Line is currently 5.83% (as of September 30, 2017). As of September 30, 2017, the annual yield on our loan portfolio was 12.13% per annum. The yield has been increasing steadily over the past few years as older loans with lower interest rates come due and are either being repaid or refinanced at higher rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees and late payment fees. We expect our borrowing costs to increase in 2017 and 2018 as the Federal Reserve Bank continues to raise interest rates in accordance with its current monetary policy. To date, we have not raised rates on our loans to match the recent increases in our borrowing rate. After considering the pros and cons of increasing our rates and considering our relatively low level of debt following our IPO, we believe the better strategy for now is to focus on building market share rather than short-term profits and cash flow, although this strategy could adversely impact our profits and cash flow in the short-term. In addition, we cannot assure investors that we will be able to increase our rates at any time in the future. However, to mitigate some of the risks associated with rate increases, many of our new loans have a term of one year rather than three.

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

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since our inception in December 2010 (when SCP commenced operations) through September 30, 2017, we foreclosed on two properties and acquired nine other properties by “deed in lieu of foreclosure” — i.e., the borrower, in default of its obligations under the terms of the loan, transferred title to the mortgaged property to us. Three properties were each sold for a gain, five properties were each sold at a loss, two were sold for less than their respective carrying values but the borrowers’ obligations are guaranteed by a third party and we intend to assert our rights under the guaranty, one is currently held for investment and one is held for rental.

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

Operational and Financial Overview

Since December 2010, when SCP commenced operations, we have made approximately 592 loans, including renewals and extensions of existing loans. At September 30, 2017, (i) our loan portfolio included 311 loans, with individual principal loan amounts ranging from $10,000 to $1.2 million and an aggregate loan amount of approximately $52.7 million, (ii) the average original principal amount of the loans in the portfolio was $169,000 and the median loan amount was $116,500 and (iii) approximately 81% of the loans had a principal amount of $250,000 or less. In comparison, at September 30, 2016, (i) our loan portfolio included 202 loans, with individual principal loan amounts ranging from $25,000 to $1.1 million and an aggregate loan amount of approximately $30.6 million, (ii) the average original principal amount of the loans in the portfolio was $151,277, the median loan amount was $113,700 and (iii) approximately 86% of the loans had a principal amount of $250,000 or less. At September 30, 2017 and 2016, unfunded commitments for future advances under construction loans totaled $3.1 million and $1.07 million, respectively.

From our inception in December 2010 through September 30, 2017, we had eight loans, having an aggregate original principal amount of approximately $1.5 million, that we characterized as “non-performing”. In each of those cases, we acquired the property securing the loan, either through foreclosure or by deed-in-lieu of foreclosure. The eight properties have been sold and, in connection with those sales, we recognized aggregate net losses of approximately $93,000.

For the third quarter of 2017, revenues and net income were approximately $1.9 million and $1.3 million, respectively. In comparison, for the third quarter of 2016, revenues and net income were approximately $1.0 million and $675,000, respectively. For the nine months ended September 30, 2017, revenues and net income were approximately $4.7 million and $3.2 million, respectively. In comparison, for the nine months ended September 30, 2016, revenues and net income were approximately $3.0 million and $2.2 million, respectively.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Bankwell Credit Line, we may not incur any additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At September 30, 2017, debt proceeds represented approximately 29% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

We raised $13 million of equity capital in our IPO, which was consummated in February 2017, in which we sold 2,600,000 common shares at a price of $5.00 per share. The net proceeds, after payment of underwriting discounts and commissions and transaction fees were approximately $11.1 million. We used a portion of the net proceeds immediately to pay down the entire balance on the Bankwell Credit Line then outstanding.

From October 27 through November 3, 3017, we raised an additional $17.25 million (gross) of equity capital from the sale of an additional 4,312,500 common shares (including 562,500 covered by an over-allotment option) in a follow-on underwritten public offering at a public offering price of $4.00 per share. After deducting underwriting discounts and after reimbursing the underwriters for their expenses related to the offering, the net proceeds from the follow-on public offering were approximately $15.8 million. The net proceeds from our IPO were used, and the net proceeds from our follow-on public offering will be used, primarily to increase our loan portfolio and for working capital and general corporate purposes.

The Bankwell Credit Line is a $20.0 million revolving credit facility that we use to fund the loans we originate. Borrowings under the Bankwell Credit Line bear interest at a rate equal to the greater of (i) a variable rate equal to the sum the LIBOR as in effect from time to time plus 4.50% or (ii) 5.5% per annum. As of September 30, 2017, the rate on the Bankwell Credit Line is 5.83% per annum. The Bankwell Credit Line expires and the outstanding indebtedness thereunder will become due and payable in full on June 30, 2019. Assuming we are not then in default under the terms of the Bankwell Credit Line, we have the option to repay the outstanding balance, together with all accrued interest thereon in 36 equal monthly installments beginning July 30, 2019. The Bankwell Credit Line is secured by assignment of mortgages and other collateral and is jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, CPA, our co-chief executive officers. The liability of each guarantor is capped at $1 million. As of September 30, 2017, we estimate that loans having an aggregate principal amount of approximately $38.8 million, representing approximately 73.6% of our mortgages receivable, satisfied all of the eligibility requirements set forth in the Bankwell Credit Line. As of September 30, 2017, the total amount outstanding under the Bankwell Credit Line was approximately $15.9 million

Dividend Policy

To maintain our qualification as a REIT, we are required to distribute at least 90% of our taxable income each year to our shareholders. On October 19, 2017, our board of directors declared a quarterly dividend of $0.105 per common share for the third quarter of 2017. This dividend will be payable on November 17, 2017 to common shareholders of record at the close of business on November 7, 2017. Taking into account this most recent dividend, since our IPO, we have distributed $0.26 per share to our shareholder, representing 100% of our Net Income through September 30, 2017

Corporate Reorganization and REIT Qualification

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

Results of operations

We were formed in January 2016 and, prior to the consummation of the Exchange, had not engaged in any business activity. The results of operations discussed below for the three and nine-month periods ended September 30, 2016 and for the portion of the nine months ended September 30, 2017, until the consummation of the Exchange, are those of SCP.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Total revenue

Total revenue for the three months ended September 30, 2017 was approximately $1.9 million compared to approximately $1.0 million for the three months ended September 30, 2016, an increase of $900,000, or 90.8%. The increase in revenue represents an increase in lending operations. For the 2017 period, interest income was approximately $1.57 million and net origination fees were approximately $197,000. In comparison, for the three months ended September 30, 2016, interest income was approximately $952,000 and net origination fees were approximately $43,000. Prior to the completion of our IPO, 75% of gross origination fees were paid to JJV, LLC, SCP’s managing member. Accordingly, for the 2016 period, net origination fee income is net of the amounts payable to JJV and other adjustments. From and after February 9, 2017 JJV is no longer entitled to any payments from us (other than dividends paid to it in its capacity as a shareholder of Sachem Capital Corp.)

Operating costs and expenses

Total operating costs and expenses for three months ended September 30, 2017 were approximately $621,000 compared to approximately $341,000 for the three months ended September 30, 2016 period, an increase of approximately 82%. The increase in operating costs and expenses is primarily attributable to the following: (i) an increase in compensation and taxes of approximately $189,000; (ii) an increase in professional fees of approximately $27,000; (iii) an increase in general and administrative expenses of approximately $35,000; and (iv) an increase in interest expense and amortization of deferred financing costs of approximately $164,000. These increases are primarily due to the increase in our lending activity, and the costs incurred as a result of our conversion from a privately-held limited liability company to a publicly-held corporation, although year-to-year comparisons may not be meaningful in light of the changes to our corporate structure and our operation as a REIT.

Net Income

Net income for the three months ended September 30, 2017 was approximately $1.32 million, or $0.12 per share (basic and diluted) compared to $675,000 for the three months ended September 30, 2016. Since we operated as a limited liability company prior to the IPO, we do not report net income per share data for 2016 periods.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Total revenue

Total revenue for the nine months ended September 30, 2017 was approximately $4.75 million compared to approximately $2.99 million for the nine months ended September 30, 2016, an increase of $1.76 million or 59%. The increase in revenue represents an increase in lending operations. For the 2017 period, interest income was approximately $3.8 million and net origination fees were approximately $464,000. In comparison, for the nine months ended September 30, 2016, interest income was approximately $2.7 million and net origination fees were approximately $139,000. Prior to the completion of the IPO, 75% of gross origination fees were paid to JJV, LLC, SCP’s managing member. Accordingly, for the 2016 period and, roughly, the first six weeks of the 2017 period, net origination fee income is net of the amounts payable to JJV and other adjustments. From and after February 9, 2017, JJV is no longer entitled to any payments from us (other than dividends paid to it in its capacity as a shareholder of Sachem Capital Corp.)

Operating costs and expenses

Total operating costs and expenses for nine months ended September 30, 2017 were approximately $1.57 million compared to approximately $763,000 for the nine months ended September 30, 2016 period, an increase of approximately 106%. The increase in operating costs and expenses is primarily attributable to the following: (i) an increase in compensation and taxes of approximately $438,000; (ii) an increase in professional fees of approximately $135,000; (iii) an increase in general and administrative expenses of approximately $213,000; and (iv) an increase in interest expense and amortization of deferred financing costs of approximately $229,000. These increases are primarily due to the increase in our lending activity, our initial public offering, and our conversion from a privately-held limited liability company to a publicly-held corporation, although year-to-year comparisons may not be meaningful in light of the changes to our corporate structure, our IPO and our operation as a REIT.

Net Income

Net income for the nine months ended September 30, 2017 was approximately $3.17 million compared to $2.23 million for the nine months ended September 30, 2016. Net income per share for the period beginning February 9, 2017 (the effective date of the IPO) and ending September 30, 2017 was $0.26. Since we were operating as a limited liability company prior to the IPO, the net income per share data for the nine months ended September 30, 2017 does not include the net income per share for the period prior to the IPO.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2017 was approximately $2.8 million compared to approximately $2.42 million for the nine months ended September 30, 2016. Net cash provided by operating activities in the 2017 period is primarily attributable to approximately $3,170,000, $581,000, and $155,000, in net income, deferred revenue and advances from borrowers, respectively, offset by an increase of approximately $279,000 in amounts due from borrowers and a decrease of approximately $656,000 in the amount due to member.

Net cash used for investing activities for the nine months ended September 30, 2017 was approximately $19.0 million compared to approximately $3.49 million for same 2016 period. Proceeds from sale of real estate owned in the 2017 period was approximately $530,000, compared to approximately $546,000 for the 2016 period. The 2017 period also included approximately $424,000 of cash used to acquire and improve properties that we acquired compared to approximately $563,000 in the same 2016 period. Finally, in the 2017 period, principal disbursements for mortgages receivable were approximately $33.8 million and principal collections were approximately $14.8 million. In the 2016 period, the corresponding amounts were approximately $14.3 million and approximately $10.9 million, respectively. We believe that the increase in the 2017 period of approximately $3.9 million in principal collections on mortgages receivable, resulting from an increased rate of prepayments of outstanding loans, is primarily attributable to increasing lending activity by traditional lenders, such as banks, which could be an indicator of improving economic conditions in general. If this trend continues it may signal increased competition for our business.

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $15.7 million compared to approximately $2.5 million for the nine months ended September 30, 2016. Prior to the IPO, cash flows from financing activities basically reflects the difference between proceeds from borrowings under the Bankwell Credit Line and member contributions, on the one hand, and repayments of the amounts outstanding on the Bankwell Credit Line and distributions to members, on the other hand. From and after the IPO there will no longer be contributions from or distributions from members. On the other hand, we intend to pay quarterly dividends to maintain our status as a REIT and we may, from time to time raise capital by selling securities. For the 2017 period, the most significant element of cash flow from financing activities was the $13 million of gross proceeds from the IPO. Other factors included approximately $25.3 million of proceeds from the Bankwell Credit Line, approximately $17.5 million of payments to Bankwell, approximately $654,000 of member contributions and approximately $2.5 million of distributions to members. In addition, we incurred approximately $87,000 of financing costs and approximately$1.5 million of costs related to the IPO. For the same 2016 period, the principal elements were (i) approximately $5.4 million of proceeds from Bankwell, (ii) $2.9 million of payments to Bankwell, (iii) approximately $3.75 million of member contributions and (iv) approximately $3.5 million in distributions to members.

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

Subsequent Events

Subsequent to September 30, 2017, we commenced foreclosure proceeding with respect to two loans made to two separate borrowers, having an aggregate unpaid principal balance of $238,000 and accrued but unpaid interest of $4,440. The loans are secured by first mortgage liens on properties owned by the borrowers. We halted an ongoing foreclosure proceeding when the borrower entered into a settlement agreement with us, which provided us with additional collateral in exchange for us extending the borrower additional time to repay the obligations. We have obtained real property assessments and broker opinions of value for these properties. Based on these values, we have not recorded an impairment loss for these properties.

On October 19, 2017, we declared a dividend of $.105 per share to be paid on November 17, 2017 to shareholders of record on November 7, 2017. The total amount of the dividend payment is estimated to be approximately $1,560,000.

As described above and in Note 9 to the financial statements included in this Report, from October 27 through November 3, 3017, we raised an additional $17.25 million (gross) of equity capital from the sale of an additional 4,312,500 common shares (including 562,500 covered by an over-allotment option) in a follow-on underwritten public offering at a public offering price of $4.00 per share.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of September 30, 2017, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consist of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$12,700	$8,021	$4,679	$—	$—
Unfunded portions of outstanding construction loans	3,095,917	3,095,917	—	—	—
Unfunded loan commitments	—	—	—	—	—
Total contractual obligations	$3,108,617	$3,103,938	$4,679	$—	$—

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

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 6.   EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)

Exhibit No.	Description
3.2	Bylaws, as amended (2)
4.1	Form of Representative’s Warrants (1)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4.1	Amended and Restated Revolving Note, dated March 15, 2016, in the principal amount of $15,000,000.00 (1)
10.4.2	Form of Second Amended and Restated Commercial Revolving Loan and Security Agreement, February 8, 2017, among Bankwell Bank, as Lender, and Sachem Capital Partners, LLC, as Existing Borrower, and Sachem Capital Corp., as Borrower (1)
10.4.3	Guaranty Agreement, dated December 18, 2014 (1)
10.4.4	Form of Second Reaffirmation of Guaranty Agreement, dated February 8, 2017 (1)
10.4.5	Amended and Restated Revolving Note, dated June 30, 2017, in the principal amount of $20,000,000.00 (3)
10.4.6	Modification of Second Amended and Restated Commercial Revolving Loan and Security Agreement, dated as of June 30, 2017, among Bankwell Bank (as lender), Sachem Capital Corp. (as borrower), and John L. Villano, Jeffrey C. Villano and JJV, LLC, (as guarantors) (3)
10.4.7	Third Reaffirmation of Guaranty Agreement, dated June 30, 2017 (3)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on July 6, 2017 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: November 13, 2017	By:	/s/ Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Office
(Principal Executive Officer)

Date: November 13, 2017	By:	/s/ John L. Villano
John L. Villano, CPA
Co-Chief Executive Office and Chief Executive Officer
(Principal Financial Officer)

