Form 10-K
period 2017-12-31
Sachem Capital Corp.
filed 2018-04-02
CIK 1682220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission file number 001-37997

SACHEM CAPITAL CORP.
(Exact name of registrant as specified in its charter)

New York	81-3467779
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)
23 Laurel Street, Branford, CT 06405
(Address of principal executive offices)
Registrant’s telephone number, including area code: 203-433-4736

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, par value $.001 per share	NYSE American LLC
Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of  “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2017, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates, computed by reference to the closing price for a common share on the NYSE American LLC on such date, was approximately $35,987,000.
As of March 29, 2018 the registrant had a total of 15,417,737 common shares, $0.001 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

SACHEM CAPITAL CORP.
Form 10-K Annual Report
i

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
ii

PART I
Item 1.   Business
Background
We were organized as a New York corporation in January 2016 under the name HML Capital Corp. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 8, 2017, in anticipation of our initial public offering (the “IPO”), SCP transferred all its assets to us in exchange for (i) the assumption by us of all of SCP’s liabilities and (ii) 6,283,237 of our common shares (the “Exchange”). On February 9, 2017, we completed the IPO in which we issued and sold 2.6 million of our common shares. As a result of these transactions, we believe we qualify as a REIT for federal income tax purposes and intend to make the election to be taxed as a REIT when we file our 2017 federal income tax return. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders each year. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our REIT status but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we are also subject to federal excise taxes and minimum state taxes. Finally, we intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.
Company Overview
We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e. three years or less) loans secured by first mortgage liens on real property located primarily in Connecticut. Each loan is also personally guaranteed by the principal(s) of the borrower, which guaranty is typically collaterally secured by a pledge of the guarantor’s interest in the borrower. Our typical borrower is a real estate investor who will use the proceeds to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties located primarily in Connecticut held for investment or sale. The property may or may not be income producing. We do not lend to owner-occupants. Our loans are referred to in the real estate finance industry as “hard money loans” primarily because they are secured by “hard” (i.e. real estate) assets.
Our loans typically have a maximum initial term of three years and bear interest at a fixed rate of 9.5% to 12% per year and a default rate for non-payment of 18% per year. In addition, we usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. When we renew or extend a loan we generally receive additional “points” and other fees. Interest on our loans is payable monthly in arrears and the entire principal amount is due at maturity. As a matter of policy, we do not make any loans if the loan-to-value ratio exceeds 65%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. Generally, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers, to evaluate the strength of the collateral. In the case of loans having a principal amount exceeding $325,000, we may require a formal appraisal by a licensed appraiser. However, under the terms of our credit facility with Bankwell Bank, loans exceeding $325,000 require an independent appraisal of the collateral. Failure to obtain such an appraisal could render the loan ineligible for financing under the credit facility. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio including the loan under consideration.
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
Our Business and Growth Strategies
Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by continuing to focus exclusively on selectively originating, servicing and managing a portfolio of short-term (i.e., three years or less) loans secured by first mortgages on real estate located primarily in Connecticut that are designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the real estate markets that we serve, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve this objective. Nevertheless, we will remain flexible to take advantage of other real estate related opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.
Our strategy to achieve our objective includes the following:
•
capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the real estate market;

•
take advantage of the prevailing economic environment as well as economic, political and social trends that may impact real estate lending currently, and in the future, as well as the outlook for real estate in general and specific asset classes;

•
remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle; and

•
operate to qualify as a REIT and for an exemption from registration under the Investment Company Act.

Our Competitive Strengths
We believe our competitive strengths include:
•
Experienced management team.   Our management team, John and Jeffrey Villano, are experienced real estate lenders. They have successfully originated and serviced a portfolio of real estate mortgage loans generating attractive annual returns under varying economic and real estate market conditions. We believe their experience provides us with the ability to effectively deploy our capital in a manner that will provide for attractive risk-adjusted returns while focusing on capital preservation and protection.

•
Long-standing relationships.   At December 31, 2017, 21 loans, having an aggregate principal balance of approximately $4.7 million, were made to borrowers with whom we have long-standing relationships, including three loans with an aggregate principal balance of approximately $1.1 million to JJV, LLC (“JJV”) the former managing member of SCP, which is owned by our co-chief executive officers. In addition, our loan portfolio includes 30 loans having an aggregate principal balance of approximately $4.4 million, that were extensions of prior loans. Customers are also a referral source for new borrowers. So long as these borrowers remain active real estate investors they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

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

•
Vertically-integrated loan origination platform.   We manage and control the loan process from origination through closing with our own personnel or independent legal counsel and, in the case of larger loans, independent appraisers, with whom we have long-standing relationships. Together, these individuals constitute a team highly experienced in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to quickly and efficiently execute opportunities we deem desirable.

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

•
History of successful operations.   SCP commenced operations as a limited liability company in December 2010 with three investors and limited equity capital. Immediately prior to the Exchange, SCP had approximately 155 investors and $28.5 million of members’ equity, including capital invested by our founders, Jeffrey Villano and John Villano and their respective affiliates. SCP’s loan portfolio at the time the Exchange was consummated was $33.8 million. Since inception our revenues, net income, cash flows and distributions to investors have steadily increased. In 2017, we funded an aggregate of approximately $53.5 million of loans, raised a total of  $30.25 million of equity capital (in addition to the $28.5 million of members’ equity at the time of the Exchange) and obtained a $20.0 million revolving credit facility to support our lending operations.

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
At December 31, 2017, our mortgage loan portfolio included loans ranging in size from $16,900 to $1.67 million. Approximately 81% of the mortgage loans have an original principal amount of  $250,000 or less, with an average mortgage loan size of approximately $188,000 and a median mortgage loan size of approximately $122,000. The table below gives a breakdown of our mortgage loan portfolio by loan size as of December 31, 2017:
Amount	Number of Loans	Aggregate Principal Amount
$100,000 or less	137	$9,083,857
$100,001 to $250,000	135	20,779,964
$250,001 to $500,000	48	17,135,590
$500,001 to $1,000,000	9	6,621,618
Over $1,000,000	8	9,649,930
Total	337	$63,270,959

Most of our loans are funded in full at closing. However, in the case of a construction loan, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2017, our loan portfolio included 50 construction loans having an aggregate principal amount of approximately $14.3 million, of which approximately $3.4 million was unfunded. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction.
In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have sold loans to meet our need for additional lending capital. Approximately 89% of the aggregate outstanding principal balance of our loan portfolio was secured by properties located in Connecticut at December 31, 2017. The remaining principal balance of our loan portfolio is secured by properties located in Massachusetts, Florida, New York, Vermont and Rhode Island. We are slowly expanding our geographic footprint to include all of New England. Most of the properties we finance are residential investment, or commercial. However, in all instances the properties are held only for investment by the borrowers and may or may not generate cash flow.

The typical terms of our loans are as follows:
Principal amount.   We have a policy that will limit the amount of any loan to 10% of our total loan portfolio after taking into account the loan in question. At December 31, 2017, our loan portfolio included loans ranging in size from $16,900 to $1.67 million. Approximately 81% of the loans had an original principal amount of  $250,000 or less. Approximately 95% had an original principal amount of  $500,000 or less. The average loan size was approximately $188,000 and median loan size was approximately $122,000.
Loan-to-Value Ratio.   Up to 65%. Under the terms of our revolving credit facility with Bankwell, the portion of an Eligible Note Receivable (as defined) that can be financed depends on the loan-to-value ratio. The higher the loan-to-value ratio, the lower the financing percentage. If the loan-to-value ratio is 65%, the maximum amount of the loan that can be financed is 60% (subject to the overall cap of  $250,000). If the loan-to-value ratio is less than 50%, up to 75% of the loan amount is financeable.
Interest rate.   Currently, a fixed rate between 9.5% to 12% per annum with a default rate of 18% per annum.
Origination fees.   Ranges from 2% for loans of one year or less to 5% for three-year loans. In the case of three-year loans, a portion of the origination is credited back to the borrower in the event the loan balance is paid off early. In addition, if the term of the loan is extended, additional points are payable upon the extension.
Term.   Generally, one to three years with early termination in the event of a sale of the property. Recently, in order to mitigate the risks associated with rising interest rates, whenever possible, we seek to limit the term on new loans to one year. We may agree to extend the maturity date so long as the borrower complies with all loan covenants, financial and non-financial, and the loan otherwise satisfies our then existing underwriting criteria. As a matter of policy, we will only extend the maturity for one year at a time, although there is no limit on the number of times the same loan can be extended. However, under the terms of our revolving credit facility with Bankwell, a loan whose maturity date has been extended for more than three years from the original maturity date loses its status as an “Eligible Note Receivable.” We treat a renewal or extension of an existing loan as a new loan.
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
Security.   Each loan is evidenced by a promissory note, which is secured by a first mortgage lien on real property owned by the borrower and is guaranteed by the principals of the borrower, which guaranty may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate owned by the guarantor.
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
Operating Data
Our lending activities increased each year since we commenced operations. We believe this trend will continue for the foreseeable future given the stability of the real estate market in Connecticut and other states in most of the northeast and our reputation among real estate investors as a reliable and reasonable financing source.

Our Loan Portfolio
The following table highlights certain information regarding our real estate lending activities for the periods indicated.
	Year Ended December 31,
	2017	2016
Loans originated	$53,468,949	$21,580,103
Loans repaid	$23,948,601	$14,861,360
Mortgage lending revenues	$6,908,334	$4,065,078
Mortgage lending expenses	$1,775,651	$907,408
Number of loans outstanding	337	217
Principal amount of loans earning interest	$63,270,959	$33,750,610
Average outstanding loan balance	$187,748	$155,533
Weighted average contractual interest rate(1)	12.08%	12.23
Weighted average term to maturity (in months)(2)	12	18

(1)
Does not include origination fees.

(2)
Without giving effect to extensions.

The following table details our mortgage loan portfolio as of December 31, 2017 by year of origination:
Year of Origination	Number of Loans	Aggregate Principal Amount
2017	202	$41,221,245
2016	72	$11,375,101
2015	40	$6,644,396
2014 and prior	23	$4,030,217
	337	$63,270,959
Historically, most of our loans are paid prior to their maturity dates. For example, of the loans that were repaid in full during 2017, approximately 82.26% were repaid prior to maturity. Similarly, for 2016, approximately 75.5% of the loans repaid during that year were paid prior to maturity. Our loan portfolio at December 31, 2017 included 337 mortgage loans of which 24 (i.e., 8% of the loans in our portfolio) had matured in 2017 but have not been repaid in full or extended. These loans are in the process of modification and will be extended if there are no existing defaults and the borrowers can satisfy our other underwriting criteria, including the proper loan-to-value ratio. We treat renewals and extensions of existing loans as new loans.
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

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. From SCP’s inception in December 2010 through December 31, 2017, we have made an aggregate of 659 mortgage loans having an aggregate original principal amount of approximately $118.5 million. Until 2015, we never had a situation where a borrower was unable to service a loan during its term or unable to repay the entire outstanding balance, interest and principal, in full at maturity.
At December 31, 2017, of the 337 mortgage loans in our portfolio, 12 were treated by us as “non-performing”, typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2017 was approximately $2.2 million. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, we believe the value of the collateral exceeds the outstanding balance on the loan.
At December 31, 2016, of the 217 mortgage loans in our portfolio, five were treated by us as non-performing. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2016 was approximately $532,000. By the end of 2017, we settled all five loans by accepting deeds in lieu of foreclosure. Three of the properties were sold in 2016 and one was sold in 2017. We had a net aggregate loss on the sale of the four properties of approximately $88,000. The fifth property is held for rental.
Until mid-2015, we did not take an aggressive stance regarding delinquent payments. However, as our business and portfolio grew, we realized late payments were adversely impacting our performance. In addition, late payments were adversely impacting our ability to comply with the covenants under our credit facility. Therefore, we decided to be more aggressive in asserting our right to collect late payment fees. As a consequence of our new policy, our revenue from late payment fees increased initially but the number of loans technically in arrears has decreased. Notwithstanding our aggressive stance, we realized that certain borrowers may have difficulty staying current on their obligations. Thus, if a borrower can demonstrate true “hardship”, we will not enforce our rights immediately and give the borrower an opportunity to cure its default. We do not have any specific definitive criteria as to what constitutes hardship or the period we will forbear. Some of the factors we will consider include the nature of the default (i.e., whether nonpayment of amounts due or breach of a covenant or agreement), the reason or reasons for the default, our cash flow requirements, the nature and length of our relationship with the borrower, whether or not the borrower has a history of non-payment and the loan-to-value ratio at the time of the default.
At December 31, 2017, four affiliated borrowers accounted for 5.91% of our loan portfolio. At December 31, 2016, no single borrower or group of affiliated borrowers accounted for 5% or more of our loan portfolio.
The following tables set forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2017 and 2016 and the interest earned in each category:
	At December 31,
	2017	2016
Developer – Residential Mortgages	$43,855,827	$21,343,927
Developer – Commercial Mortgages	12,480,612	9,049,942
Land Mortgages	6,676,060	3,149,602
Mixed Use	258,460	207,139
Total Mortgages Receivable	$63,270,959	$33,750,610

	For the Years Ended December 31,
	2017*			2016*
	# of Loans	Interest earned	%	# of Loans	Interest earned	%
Residential	272	$3,766,887	69.3	169	$2,307,270	63.2
Commercial	45	1,071,991	19.7	34	978,295	26.8
Land Mortgages	17	573,424	10.6	11	340,470	9.3
Mixed Use	3	22,200	0.4	3	22,392	0.7
Total	337	$5,434,502	100.0	217	$3,648,427	100.0

*
The 2017 and 2016 data in the table above and the information in the paragraph below includes income from two loans classified as “Other receivables” on our December 31, 2017 and 2016 balance sheets, with an amount due of  $182,466 and $182,842, respectively.

At December 31, 2017: 299 loans, which accounted for approximately 89.5% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 20 loans, which accounted for approximately 5.0% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; five loans, which accounted for approximately 1.5% of the aggregate outstanding principal balance of our loan portfolio, was secured by a property located in New York; two loans, which accounted for approximately 0.6% of the aggregate outstanding balance of our loan portfolio, were secured by properties in Florida; 10 loans, which accounted for approximately 3.0% of our loan portfolio, was secured by properties located in Rhode Island; and one loan, which accounted for approximately 0.4% of our loan portfolio, was secured by a property in Vermont.
At December 31, 2016: 202 loans, which accounted for approximately 92% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; eight loans, which accounted for approximately 4% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; two loans, which accounted for approximately 1% of the aggregate outstanding principal balance of our loan portfolio, were secured by a property in New York; two loans, which accounted for approximately 1% of the aggregate outstanding balance of our loan portfolio, were secured by properties in Florida; two loans, which accounted for approximately 1% of our loan portfolio, was secured by properties located in Rhode Island; and one loan, which accounted for approximately 1% of our loan portfolio, was secured by a property in Vermont.
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
When underwriting a loan, the primary focus of our analysis is the value of a property. Prior to making a final decision on a loan application we conduct extensive due diligence of the property as well as the borrower and its principals. Generally, we rely on readily available market data such as tax assessments and recent sales. In the case of loans having a principal amount exceeding $325,000, we may require a formal appraisal by a licensed appraiser. However, under the terms of our credit facility with Bankwell, any loan exceeding $325,000 requires an independent appraisal of the property securing the loan. Failure to obtain such an appraisal could render the loan ineligible for financing under the Bankwell credit facility. We also order title, lien and judgment searches. In most cases, we will also make an on-site visit to evaluate not only the property but the neighborhood in which it is located. Finally, we analyze and assess selected financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we usually obtain third party credit reports from one of the major credit reporting services as well as selected personal financial information provided by the borrower and its principals. We analyze all this information carefully prior to making a final determination. Ultimately, our decision is based primarily on our conclusions regarding the value of the property, which takes into account factors such as the neighborhood in which the property is located, the current use and potential alternative use of the property, current and potential net income from the property, the local market, sales information of comparable properties, existing zoning regulations, the creditworthiness of the borrower and its principals and their experience in real estate ownership, construction, development and management. In conducting due diligence, we rely, in part, on third party professionals and experts including appraisers, engineers, title insurers and attorneys.
Before a loan commitment is issued, the loan must be reviewed and approved by our co-chief executive officers. Our loan commitments are generally issued subject to receipt by us of title documentation and title report, in a form satisfactory to us, for the underlying property. We also require a personal guarantee from the principal or principals of the borrower.
Our Current Financing Strategies
We use a combination of equity capital and the proceeds of debt financing to fund our operations. We do not have any policy limiting the amount of debt we may incur. However, under the terms of the Bankwell credit facility, we may not incur any additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Depending on various factors we may, in the future, decide to incur additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion of the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2017, debt proceeds represented approximately 15.0% of our total capital. However, to grow our business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of capital. We intend to use leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.
At December 31, 2016, SCP’s members’ equity was $28.5 million, of which approximately $3.6 million was attributable to JJV and the Villanos, directly and indirectly through their respective affiliates. In 2017, we raised an additional $30.25 million of equity capital (gross) in two separate public offerings of our common shares.
Another source of capital for us is the Bankwell credit facility that we can draw upon, from time to time, to fund loans. On June 30, 2017, we entered into a modification agreement with Bankwell, which, among other things, made the following changes to the Bankwell credit facility:
•
the maximum amount available to us was increased from $15 million to $20 million;

•
interest on the outstanding balance accrues at a rate equal to the greater of  (i) the 3-month LIBOR rate plus 4.5% and (ii) 5.5% per annum; and

•
the term was extended to June 30, 2019.

As a result of the second modification listed above, the interest rate on the Bankwell credit facility immediately decreased from 7.25% to 5.8% per annum. At December 31, 2017 it was 6.19%.
Assuming we are not then in default under the terms of the Bankwell credit facility, upon its expiration, we have the option to repay the outstanding balance, together with all accrued interest thereon in 36 equal monthly installments beginning July 30, 2019. If Bankwell does not agree to extend the expiration date of the credit facility or we cannot get Bankwell or another lender to refinance the credit facility before it expires, we may be forced to sell assets to pay the amount due, which could have a negative impact on our business, operations and financial condition. The Bankwell credit facility is secured by assignment of mortgages and other collateral and is jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, our co-chief executive officers. Each of their respective liability under the guaranty is capped at $1 million. We may prepay the balance due on the Bankwell credit facility at any time, provided, however, if the credit facility is refinanced with another lender, there is an “exit fee” of  $200,000.

The Bankwell credit facility contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. Under the terms of the Bankwell credit facility, the amount outstanding at any one time may not exceed the lesser of  (i) $20 million and (ii) our Eligible Note Receivables (as defined under the terms of our agreement with Bankwell). In addition, each “Advance” is further limited to the lesser of  (i) 50% – 75%, depending on the loan-to-value ratio, of the principal amount of the Eligible Note Receivable being funded and (ii) $250,000. In addition, to qualify as an “Eligible Note Receivable,” any loan with an original principal amount exceeding $325,000 requires an independent appraisal of the property securing such loan. As of December 31, 2017, loans having an aggregate principal amount of  $26.3 million, representing approximately 42% of our mortgage loans receivable, satisfied all the eligibility requirements set forth in the Bankwell credit facility. Thus, based on the profile of our loan portfolio at December 31, 2017, we have sufficient borrowing capacity to make full use of the Bankwell credit facility. However, given the nature of our business, we cannot assure you that we will always be able to borrow the maximum allowed under the terms of the Bankwell credit facility.
Advances under the Bankwell credit facility are required to be used exclusively to fund Eligible Notes Receivable. The basic eligibility requirements for an advance are as follows:
•
the initial term of the note may not exceed 36 months and the original maturity date may not be extended for more than 36 months;

•
the collateral securing the mortgage may not be the borrower’s primary residence;

•
mortgage loans to any single borrower or to multiple borrowers that have the same guarantor cannot exceed $650,000 in the aggregate;

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

In addition, the Bankwell credit facility includes the following restrictions, limitations and prohibitions:
•
prohibiting any liens on any of the collateral securing the Bankwell credit facility, which is essentially all our assets;

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

We are in compliance with all of the foregoing covenants. At December 31, 2017:
•
our fixed charge ratio was 9.20:1;

•
our tangible net worth was approximately $54.5 million, which exceeds both (i) $15 million and (ii) approximately $38.0 million (i.e., 75% of shareholders’ equity immediately after the IPO, which was approximately $38 million) plus sixty percent (60%) percent of net cash proceeds from the sale of any of our equity securities following the consummation of the IPO.

•
John Villano directly owned 1,240,569 common shares and Jeffrey Villano directly owned 1,172,221 shares (not including shares owned by his minor children and shares owned indirectly through Ultimate Brands, Inc. and Union News of New Haven Inc., companies that he controls).

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2017:
Sources of Capital
Debt:
Line of credit	$9,841,613
Mortgage payable	301,101
Total debt	$10,142,714
Other liabilities	2,785,542
Total liabilities	$12,928,256
Capital (equity)	54,566,281
Total sources of capital	$67,494,537
Assets:
Mortgages receivable	$63,270,959
Other assets	4,223,578
Total assets	$67,494,537

Management
Prior to the Exchange, our operations were managed by JJV for which it received management fees. During that period, we had no employees and no offices. All our documents and records were maintained by JJV in its offices. All JJV’s activities were conducted by Jeffrey Villano and John Villano in their capacity as the managers of JJV. Simultaneously, they also engaged in other business activities. John Villano had his own private accounting practice and Jeffrey Villano owned and managed other properties that had no relationship to us.
The management fees payable to JJV in its capacity as the manager of SCP were set forth in the SCP operating agreement and include the following:
(a)
75% of all origination fees and 100% of wire and credit fees paid by a borrower in connection with originating and funding a loan;

(b)
if we purchased an existing loan from a third party, a fee comparable to the origination fee that we would have charged if it had originated such loan;

(c)
a listing fee in connection with the sale of any property that we acquired pursuant to a foreclosure action;

(d)
a monthly servicing fee equal to the sum of  (i) one-twelfth of 1% of the total assets of SCP and (ii) one-twelfth of 0.5% to one percent of the total amount of our loan portfolio; and

(e)
reimbursement of any fees paid in connection with the preparation of all tax returns and audit reports on our behalf.

In addition, JJV had the right to sell any mortgages it held to us at 10% over the principal amount thereof. JJV has never exercised this right.
Upon consummation of the Exchange, John Villano and Jeffrey Villano became our full-time employees and senior executive officers. Pursuant to their employment agreements, each of the Villanos is required to devote 100% of his time and efforts to our business and have discontinued all other business activities in which he might be engaged even if it does not conflict with our business.
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
Notwithstanding the intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small real estate developers, owners and contractors throughout Connecticut and the rest of New England as well as in parts of New York State because we are relatively well-capitalized, our ability to structure each loan to suit the needs of each individual borrower and our ability to act quickly. In addition, we believe we have developed a reputation among these borrowers for offering reasonable terms and providing outstanding customer service. We believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.
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
Employees
As of December 31, 2017, we had seven employees, including our two executive officers, of which six were full-time.
Regulation
Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, we may rely on exemptions from various requirements of the Securities Act of 1933, as amended, referred to herein as the Securities Act, the Exchange Act, the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third-parties who we do not control.
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

We rely on the exception set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “[a]ny person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses . . . (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe we qualify for the exemption under this section and our current intention is to continue to focus on originating short term loans secured by first mortgages on real property. However, if, in the future, we do acquire non-real estate assets without the acquisition of substantial real estate assets, we may qualify as an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.
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
Properties
Our business is currently located at 23 Laurel Street, Branford, Connecticut, a building that is owned by an affiliate of Jeff Villano. On December 9, 2016, we acquired the property located at 698 Main Street, Branford, Connecticut. The property includes two buildings, one of which will become our new principal office. The building has one-story and measures 2,600 square feet. We recently began renovations of the property and expect that it will be ready for occupancy in the fourth quarter of 2018. The other, smaller, building on the property is subject to a month-to-month lease. The current rent is $800 per month.

Item 1A.   Risk Factors.
The following factors may affect our growth and profitability of and should be considered by any prospective purchaser or current holder of our securities:
Risks Related to Our Business
Our loan origination activities, revenues and profits are limited by available funds. If we do not increase our working capital, we will not be able to grow our business.
As a real estate finance company, our revenue and net income is limited to interest received or accrued on our loan portfolio. Our ability to originate real estate loans is limited by the funds at our disposal. At December 31, 2017 we had cash of approximately $1.0 million and $10.2 million of additional borrowing available under the Bankwell credit facility. As of December 31, 2017, the outstanding balance on the Bankwell credit facility was approximately $9.8 million. In addition, at December 31, 2017 we also had $3.4 million unfunded commitments under construction loans. We cannot assure you that these funds, as well as the proceeds from the repayment of existing loans, will be sufficient to enable us to fully capitalize on the increasing demand for our real estate loans.
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
Our future success depends to a significant extent on the continued efforts of our co-chief executive officers, Jeffrey Villano and John Villano. They review all our loan applications, supervise all aspects of the underwriting and due diligence process in connection with each loan, structure each loan and have absolute authority (subject only to the maximum amount of the loan) as to whether or not to approve the loan. We do not maintain key person life insurance for either of the Villanos. If either one of them is unable or unwilling to continue to serve as an executive officer on a full-time basis, our business and operations may be adversely affected.
As our business continues to grow, we will also need to recruit, train and retain additional managerial and administrative personnel as we begin to deploy the net proceeds and grow our business. This includes experienced real estate finance professionals, sales and marketing people, finance and accounting personnel, information technology professionals as well as administrative and clerical staff to support them. In addition, to manage our anticipated development and expansion, we must implement and upgrade our managerial, operational and financial systems and expand our facilities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The loss of any of our key executives, or the failure to attract, integrate, motivate, and retain additional key personnel could have a material adverse effect on our business. We compete for such personnel against numerous companies, including larger, more established companies with significantly greater financial resources than we possess. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. In addition, our expanded operations could lead to significant incremental operating costs and may divert financial resources from other projects. We cannot assure you that we will be successful in attracting, training, managing or retaining the personnel we need to manage our growth, and the failure to do so could have a material adverse effect on our business, prospects, financial condition, and results of operations. If we cannot effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to increase our revenue and profits could be jeopardized and we may not be able to implement our overall business strategy.

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
Loan decisions are typically made based on the value of the collateral securing the loan rather than the credit of the borrower or the cash flow from the property. We cannot assure you that our assessments will always be accurate or the circumstances relating to the collateral or, for that matter, the borrower, will not change during the loan term, which could lead to losses and write-offs. Losses and write-offs could materially and adversely affect our business, operations and financial condition and the market price of our common shares. As a real estate finance company, we deal with a variety of default situations on a regular basis. As such, we are unable to quantify the number of loans that may, at one time or another, have been in default. Since inception in December 2010 through December 31, 2017, we foreclosed on one property and acquired eight other properties from borrowers who were in default of their obligations. In 2017 we acquired one property by deed-in-lieu of foreclosure and sold one property we had previously acquired by deed-in-lieu of foreclosure. At December 31, 2017 our real estate portfolio included 8 properties with a carried value of  $1.2 million. We cannot assure you that we will be able to avoid foreclosures in the future and that such foreclosures will not have a significant adverse impact on our financial performance and cash flows.

Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets that we intend to originate.
Our results of operations will be materially affected by conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets and the economy generally. In recent years, significant adverse changes in financial market conditions have resulted in a decline in real estate values, jeopardizing the performance and viability of many real estate loans. As a result, many traditional mortgage lenders suffered severe losses, and several have even failed. This situation has negatively affected both the terms and availability of financing for small non-bank real estate finance companies. This could have an adverse impact on our financial condition, business operations and the price of our common shares.
Short-term loans may involve a greater risk of loss than traditional mortgage loans.
Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. In a period of rising interest rates, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the interim loan. To the extent we suffer such losses with respect to our interim loans, our enterprise value and the price of our common shares may be adversely affected.
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
If the loans that we originate or acquire do not comply with applicable laws, we may be subject to material penalties.
Loans that we originate or acquire may be subject to U.S. federal, state or local laws. Real estate lenders and borrowers may be responsible for compliance with a wide range of laws intended to protect the public interest, including, without limitation, truth-in-lending and consumer lending laws, and local zoning laws. If we fail to comply with such laws in relation to a loan that we have originated or acquired, legal penalties may be imposed, which could materially and adversely affect us. In addition, certain jurisdictions may have laws, regulations or rules that would limit our ability to foreclose on a collateral property or to realize on obligations secured by a collateral property. In the future, new laws may be enacted or imposed by U.S. federal, state or local governmental entities, and such laws could have a material adverse effect on us and our operations.
An increase in the rate of prepayment of outstanding loans may have an adverse impact on the value of our portfolio as well as our revenue and income.
The value of our loan portfolio may be affected by prepayment rates and a significant increase in the rate of prepayments could have an adverse impact on our operating results. Recently, we have experienced an increase in the rate of prepayments, an indication that banks may be more willing to lend as general economic conditions seem to be improving. Prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. We do not charge a penalty or premium if a loan is paid off before its maturity date. Repayment proceeds are either invested in new loans or used to pay down bank debt. If we cannot reinvest the proceeds of repayments quickly in new loans with interest rates comparable to the rates on the loans being repaid, our revenue and profits will decline. Although, we also receive origination fees for new loans, we cannot assure that these fees will offset any reduction in the interest rate on the new loan.
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
Under our current business model, we have one asset class — mortgage loans that we originate, underwrite, fund, service and manage — and we have no current plans to diversify. Moreover, most of our loans — approximately 89.5% of the aggregate outstanding principal balance at December 31, 2017 —  were secured by properties located in Connecticut. The lack of asset and geographical diversification makes our mortgage portfolio more sensitive to local and regional economic conditions. A significant decline in the local or regional economy where the properties are located could result in a greater risk of default compared with the default rate for loans secured by properties in other geographic locations. This could result in a reduction of our revenues and provision for loan loss allowances, which might not be as acute if our asset base was less concerntrated and/or our loan portfolio were more geographically diverse. To the extent that our portfolio is concentrated in one region and/or one type of asset, downturns relating generally to such region or type of asset may result in several defaults within a relatively short time period, which may reduce our net income and the market price of our common shares.
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
We make loans to corporations, partnerships, limited liability companies and individuals to fund their acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial real estate held for resale or investment. In many instances, the property is under-utilized, poorly managed, or located in a recovering neighborhood. Thus, these loans may have greater risk than loans to individual property owners with respect to their primary residence or to owners of commercial operating properties. For instance, our borrowers usually do not have the need to occupy the property, or an emotional attachment to the property as borrowers of owner-occupied residential properties may have, and therefore they do not always have the same incentive to avoid foreclosure. Similarly, the properties we loan against may have little or no cash flow. If the neighborhood in which the asset is located fails to recover as the borrower anticipated, or if the borrower fails to improve the quality of the property’s performance and/or the value of the property, the borrower may not receive a sufficient return on the property to satisfy the loan, and we bear the risk that we may not recover some or all of our principal. Finally, there are difficulties associated with collecting debts from entities that may be judgment proof. While we try to mitigate these risks in various ways, including by getting personal guarantees from the principals of the borrower, we cannot assure you that these lending and credit enhancement strategies will be successful.
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
Our primary interest rate exposure relates to the yield on our loan portfolio and the financing cost of our debt. Our operating results depend, in part, on differences between the interest income generated by our loan portfolio net of credit losses and our financing costs. This exposure is exacerbated by the fact that the interest rates on our loans are fixed throughout the term of the loan, i.e., one to three years, while the interest rate on our debt is variable and changes every time there is a change in the prime rate. Changes in interest rates will affect our revenue and net income in one or more of the following ways:
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

Interest rates have been gradually increasing over the last two years and are expected to continue to increase in 2018 and 2019. Our cost of funds increases as interest rates rise. Interest on amounts outstanding under the Bankwell credit facility is adjusted every three months and is calculated at the greater of  (i) the 3-month LIBOR rate plus 4.5% and (ii) 5.5% per annum. At December 31, 2017, the rate was 6.19%. Further increases in interest rates will increase our borrowing costs. On the other hand, all our loans are fixed rate obligations and we cannot unilaterally increase the interest rates on our outstanding loans. Therefore, the “spread” between the interest we receive and the cost of funds to finance these loans, is shrinking. After considering the pros and cons of increasing our rates and considering our relatively low level of debt following the IPO, we believe the better strategy is to focus on building market share rather than short-term profits and cash flow. We have been able to reduce the potential adverse impact of the rate increases by reducing our borrowing costs by using the proceeds of the IPO to temporarily reduce the balance of the Bankwell credit facility and by limiting the term of new loans to one year whenever possible. However, as of December 31, 2017 the outstanding balance on the Bankwell credit facility was approximately $9.8 million. If interest rates continue to increase, we may have to abandon this strategy and try to increase the rates on our mortgage loans as well. If we are successful, this may undermine our strategy to increase market share. If we are not successful, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure that we will be able to increase our rates on our loans at any time in the future and we cannot assure you that we can continue to increase our market share.
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

As a result, we will have less cash available for paying our other operating expenses and for making distributions to our shareholders. This would have a material adverse effect on the market price of our common shares. Based on experience and periodic evaluation of our loan portfolio, we have never established a loan loss reserve. However, we cannot assure you that we will not be required to establish a loan loss reserve in the future. A loan loss reserve will have an immediate and adverse impact on our net income. The valuation process of our loan portfolio requires us to make certain estimates and judgments, which are particularly difficult to determine during a period in which the availability of real estate credit is limited and real estate transactions have decreased. These estimates and judgments are based on several factors, including projected cash flows from the collateral securing our mortgage loans, if any, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, the relative strength or weakness of the refinancing market and expected market discount rates for varying property types. If our estimates and judgments are incorrect our results of operations and financial condition could be severely impacted.
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
At December 31, 2017, a group of four affiliated borrowers accounted for approximately 5.9% of our loan portfolio and at December 31, 2016, no single borrower or group of affiliated borrowers accounted for more than 5% of our loan portfolio. Concentration of loans to a limited number of borrowers or a group of affiliated borrowers poses a significant risk, as a default by a borrower on one loan or by one borrower in a group of affiliates is likely to result in a default by the borrower on other loans or by other borrowers in the group. To mitigate this risk, we have adopted a policy that the total amount of loans outstanding to any single borrower or group of affiliated borrowers may not exceed more than 10% of our loan portfolio after taking into account the loan under consideration. In addition, we have also adopted a policy precluding loans to related parties unless such loans are on terms no less favorable to us than similar loans to unrelated third parties taking into account all of our underwriting criteria and that such loan has been approved by a majority of our independent directors.

Risks Related to Financing Transactions
The Bankwell credit facility has numerous covenants. If we are unable to comply with these covenants, the outstanding amount of the loan could become due and payable and we may have to sell off a portion of our loan portfolio to pay off the debt.
The Bankwell credit facility contains various covenants and restrictions that are typical for these kinds of credit facilities, including limiting the amount that we can borrow relative to the value of the underlying collateral, maintaining various financial ratios and limitations on the terms of loans we make to our customers. Under the revised terms of the Bankwell credit facility, the amount outstanding at any one time may not exceed the lesser of (i) $20 million and (ii) our Eligible Note Receivables (as defined in the Second Amended and Restated Commercial Revolving Loan and Security Agreement). In addition, each “Advance” is further limited to the lesser of (i) 50% – 75%, depending on the loan-to-value ratio, of the principal amount of the particular Eligible Note Receivable being funded and (ii) $250,000. In addition, to qualify as an “Eligible Note Receivable,” any loan with an original principal amount exceeding $325,000 requires an independent appraisal of the property securing such loan. As of December 31, 2017, we estimate that loans having an aggregate principal amount of approximately $26.3 million, representing approximately 42% of our mortgage receivables as of that date, satisfied all of the eligibility criteria under the Bankwell credit facility. The total amount outstanding under the Bankwell credit facility at December 31, 2017 was approximately $9.8 million. Given the nature of our business, we cannot assure you that we will always be able to borrow the maximum allowed under the terms of the Bankwell credit facility.
These limitations include the following:
•
prohibiting any liens on any of the collateral securing the Bankwell credit facility, which is essentially all of our assets;

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
If we default and Bankwell accelerates the loan we would have to repay the debt immediately from our working capital (i.e., proceeds from loan repayments), proceeds from the sale of all or a portion of our loan portfolio or debt or equity securities, or refinance with another lender. We cannot assure you that we would be able to replace the Bankwell credit facility on similar terms or on any terms. If we are required to sell a portion of our loan portfolio, the amount we realize may be less than the face amount of the loans sold, resulting in a loss. If we sell a portion of our portfolio or use proceeds from loan repayments to pay the Bankwell debt, our opportunities to grow our business will be negatively impacted.
Our access to financing may be limited and, thus, our ability to maximize our returns may be adversely affected.
Our ability to grow and compete may also depend on our ability to borrow money to leverage our loan portfolio and to build and manage the cost of expanding our infrastructure to manage and service a larger loan portfolio. The Bankwell credit facility prohibits us from incurring additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Even if Bankwell does consent, we cannot assure you that a subsequent financing source would agree to any conditions that Bankwell may impose and insist upon.
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
Our access to financing will depend upon various factors over which we have little or no control, including:
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
Although our agreement with Bankwell restricts our ability to incur additional indebtedness exceeding $100,000 in the aggregate, we do not have a formal corporate policy limiting the amount of debt we may incur and none of our governing documents contain any limitation on the amount of leverage we may use. Thus, we may significantly increase the amount of our indebtedness and the leverage we utilize at any time without approval of our shareholders. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•
our cash flow from operations may be insufficient to make required payments of principal and interest on our outstanding indebtedness or we may fail to comply with all of the other covenants contained in the debt, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision) that we may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow unused amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements and/or (iii) the loss of some or all of our assets pledged or leined to secure our indebtedness to foreclosure or sale;

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
We have no experience operating as a REIT and none of our executive officers have any experience managing a loan portfolio under a set of complex laws, rules and regulations or operating a business in compliance with a set of technical limitations and restrictions as those applicable to REITs. Similarly, we have no experience operating under or avoiding being subject to the Investment Company Act. In addition, we are subject to all of the customary business risks and uncertainties associated with any new business, including the risk that we will not achieve our objectives and, as a result, the value of our common shares could decline substantially. The rules and regulations applicable to REITs under the Internal Revenue Code are highly technical and complex and the failure to comply with these rules and regulations in a timely manner could prevent us from qualifying as a REIT or could force us to pay unexpected taxes and penalties. We must also develop and implement or invest in substantial control systems and procedures to maintain our qualification as a public REIT. As a result, we cannot assure you that we will be able to successfully operate as a REIT or comply with rules and regulations applicable to REITs, which would substantially reduce our earnings and may reduce the market value of our common shares. In addition, to maintain our exemption from registration under the Investment Company Act, the assets in our portfolio will be subject to certain restrictions, which will limit our operations meaningfully.
Complying with REIT requirements may hinder our ability to maximize profits, which would reduce the amount of cash available to be distributed to our shareholders. This could have an adverse impact on the price of our shares.
To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning among other things, the composition of our assets, our sources of income, the amounts we distribute to our shareholders and the ownership of our capital shares. Specifically, we must ensure that at the end of each calendar quarter at least 75% of the total value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of such issuer. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer, other than a qualified REIT security. If we fail to comply with these requirements, as well as additional asset diversification requirements, we must dispose of the portion of our assets exceeding such amounts within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In such event, we may be forced to sell non-qualifying assets at less than their fair market value. As a result of these requirements, our operating costs may increase to ensure compliance. For example, as a REIT, we may depend to a much greater extent than we currently do on communications and information systems. We may have to upgrade our existing systems to monitor a larger portfolio of loans, to track our revenue to make sure we do not inadvertently fail the revenue requirements for a REIT and to make sure that we distribute the requisite amount of our income to shareholders. In addition, we expect our operating expenses to increase as a result of our conversion to a REIT, becoming a publicly-held reporting company and anticipated growth and we cannot assure you that we will be able to sustain our profitability at our historical levels. In addition, we may also be required to make distributions to shareholders at times when we do not have funds readily available for distribution or are otherwise not optional for us. Accordingly, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our failure to qualify or to remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our shareholders.
We have operated and intend to continue to operate in a manner that has enabled, and will continue to enable, us to qualify as a REIT for U.S. federal income tax purposes commencing with our 2017 tax year. While we believe that we have qualified as a REIT since the consummation of the IPO, we have not requested and do not intend to request a ruling from the Internal Revenue Service, that we do or will qualify as a REIT. The U.S. federal income tax laws and the Treasury Regulations promulgated thereunder governing REITs are complex. In addition, judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Thus, while we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire in the future.
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

Our taxable income may substantially exceed our net income as determined by generally accepted accounting principles in the United States, known as U.S. GAAP, and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on mortgage loans before we receive any payments of interest or principal on such assets. We may be required under the terms of the indebtedness that we incur, to use cash received from interest payments to make principal payments on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our shareholders.
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
To qualify as a REIT, not more than 50% in value of our outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year, and at least 100 persons must beneficially own shares of our capital stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. To help insure that we meet the tests, our certificate of incorporation, as amended, restricts the acquisition and ownership of our capital shares. The ownership limitation is fixed at 4.99% of our outstanding capital shares, by value or number of shares, whichever is more restrictive. Our co-chief executive officers, Jeffrey Villano and John Villano, are exempt from this restriction. As of December 31, 2017, Jeffrey Villano and John Villano beneficially owned approximately 11.4% and 8.1%, respectively, of our outstanding common shares. In addition, our board of directors may grant such an exemption to such limitations in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.
Our board of directors has granted two exemptions to the ownership limitation. One exemption was granted to an investment fund allowing it to purchase up to 9.9% of our common shares. However, under the constructive ownership rules applicable to REITs, for tax purposes, these shares are deemed to be owned by the investors in the fund rather than a single shareholder. The second waiver was given to Brian Prinz, one of our independent directors. Under the constructive ownership rules applicable to REITs, for tax purposes, Mr. Prinz was deemed to beneficially own approximately 5.85% of our total number of common shares outstanding prior to the offering we completed in November 2017. Following that offering, his beneficial ownership was reduced to approximately 2.8%. We are not aware of any other shareholder owning more than 5% of our outstanding common shares for tax purposes. Accordingly, we do not believe that there are five or fewer shareholders who currently own more than 50% of our outstanding shares and we have no intention of granting any further waivers to the ownership limitation. However, if one or more shareholders were to acquire a significant number of our shares without our knowledge, we may fail the diversified ownership requirement and, as a result, fail to qualify as a REIT. The ownership limitation provided for by our charter provides a mechanism by which we may be able to force a shareholder to reduce his, her or its interest if we know about it but it may not prevent them from acquiring shares in excess of the limit in the first place.

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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation including comprehensive tax reform currently being discussed in the United States Congress.
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
We intend to conduct our business in a manner that will qualify for the exception from the Investment Company Act set forth in Section 3(c)(5)(C) of the Investment Company Act. The SEC generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). Any significant acquisition by us of non-real estate assets without the acquisition of substantial real estate assets could cause us to meet the definitions of an “investment company.” If we are deemed to be an investment company, we could be required to dispose of non-real estate assets or a portion thereof, potentially at a loss, to qualify for the Section 3(c)(5)(C) exception. We may also be required to register as an investment company if we are unable to dispose of the disqualifying assets, which could have a material adverse effect on us.
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
As of December 31, 2017, John L. Villano and Jeffrey C. Villano, our co-chief executive officers, beneficially owned approximately 8.1% and 11.4%, respectively, of our common shares. Thus, they have and will continue to have significant influence over all corporate actions, including the election of directors and all other matters requiring shareholder approval, whether pursuant to the New York Business Corporation Law (the “BCL”) or our certificate of incorporation, as amended. This concentration of ownership, particularly in light of the ownership limitations imposed on other shareholders, could have an adverse impact on the market price of our common shares.
Our financial statements may be materially affected if our estimates are inaccurate.
Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, assessing the adequacy of the allowance for loan losses. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. For example, currently, we do not carry any loan loss reserves. However, a decline in economic condition could negatively impact the credit quality of our loan portfolio and require us to establish loan loss reserves, which could have an adverse impact on our net income. In addition, because we have limited operating history as a REIT and limited experience in making these estimates, judgments and assumptions, the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities.
There is limited trading in our common shares.
Our common shares first began to trade on the NYSE American on February 10, 2017. Through March 21, 2018, average daily trading volume was approximately 27,000 shares. Accordingly, we cannot assure you that an active trading market for our common shares will be sustained. As a result, investors in our common shares must be able to bear the economic risk of holding those shares for an indefinite period. In addition, we cannot assure that we will, in the future, continue to meet the listing standards of the NYSE American or those of any other national securities exchange, in which case our common shares may be “delisted.” In that event, our common shares will be quoted on an-over-the-counter quotation system. In those venues, you may find it difficult to obtain accurate quotations as to the market value of your common shares and it may be difficult to find buyers to purchase your common shares and relatively few market makers to support its price. These and other factors may make it difficult, if not impossible, for holders of our common shares to sell their shares at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using our common shares as consideration.
The price for our common shares may be influenced by numerous factors, many of which are beyond our control, resulting in extreme volatility.
The trading price of our common shares is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere herein, these factors include:
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
Our certificate of incorporation, as amended, authorizes the issuance of up to 50,000,000 common shares and up to 5,000,000 preferred shares with the rights, preferences and privileges that our board of directors may determine from time to time. At December 31, 2017, we had no preferred shares outstanding and 15,415,737 common shares outstanding, representing approximately 30.8% of our total authorized common shares. In addition to capital raising activities, which we expect to continue to pursue in order to raise the funding we will need in order to continue our operations, other possible business and financial uses for our authorized capital stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of our capital stock, issuing shares of our capital stock to partners or other collaborators in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plans, or other transactions and corporate purposes that our board of directors deems are in our best interests. Additionally, shares of our capital stock could be used for anti-takeover purposes or to delay or prevent changes in control to our management. Any future issuances of shares of our capital stock may not be made on favorable terms or at all, they may not enhance shareholder value, they may have rights, preferences and privileges that are superior to those of our common shares, and they may have an adverse effect on our business or the trading price of our common shares. The issuance of any additional common shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding common shares. Additionally, any such issuance will reduce the proportionate ownership and voting power of all our current shareholders.
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

We have taken advantage of reduced reporting burdens herein. For example, we have not included all the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common shares less attractive if we rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our stock price may be more volatile.
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

As a publicly-held, reporting company, we incur significant costs and that management must devote substantial time to reporting and other compliance matters. We expect these costs and expenses to further increase after we are no longer an “emerging growth company.”
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are furnishing a report by our management on our internal control over financial reporting with this annual report. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Our certificate of incorporation, as amended, authorizes us to issue additional authorized but unissued common or preferred shares. We have 34,584,263 authorized but unissued common shares and 5,000,000 authorized but unissued preferred shares, all of which are available for issuance at the discretion of our board of directors. As a result, our board of directors may establish a series of common or preferred shares that could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of our shareholders.
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
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
Our business is currently located at 23 Laurel Street, Branford, Connecticut in a building owned by an affiliate of Jeffrey Villano, one of our co-chief executive officers and a member of our board of directors. The rent payable is $1,500 per month. On December 9, 2016, SCP acquired the property located at 698 Main Street, Branford, Connecticut, which we then acquired in the Exchange. The property includes two buildings, one of which will become our new principal offices. The building has one-story and measures 2,600 square feet. We have obtained the required permits to renovate the building. We have obtained bids from contractors for the renovation but none of them are satisfactory. The other, smaller, building on the property is subject to a month-to-month lease. The current rent is $800 per month.
Item 3.   Legal Proceedings
We are not currently a party to any material legal proceedings not in the ordinary course of business.
Item 4.   Mine Safety Disclosure
Not applicable.

PART II
Item 5.
Market for Common Equity, and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information
On February 10, 2017, our common shares listed on the NYSE American (f/k/a NYSE MKT) and began trading under the symbol “SACH”. Prior to its listing on the NYSE American, our common shares were not publicly traded. The table below sets forth the high and low sales prices of a common share as reported by NYSE American:
2017	High	Low
Fourth Quarter	$5.00	$3.83
Third Quarter	$5.02	$3.72
Second Quarter	$5.33	$4.54
First Quarter (from February 10)	$5.27	$4.70
On March 29, 2018, the last reported sale price of our common shares on the NYSE American was $3.47 per share.
Holders
As of March 29, 2018, we had 140 shareholders of record of our common shares. Computershare Trust Company, N.A. serves as transfer agent for our common shares.
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
From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains). U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code. In 2017 we made three dividend payments: $0.05 per share on April 27, 2017; $0.105 per share on July 27, 2017 and $0.105 per share on November 17, 2017. In addition, we made a dividend payment of  $0.105 per share on February 27, 2018 of which a portion is attributable to 2017 income.
Our ability to pay dividends, the amount of the dividend and the frequency at which we will pay dividends is subject to numerous factors, many of which are discussed elsewhere herein including under the caption “Risk Factors”. The payment of dividends (including the amount and frequency) will depend on numerous factors, including the following:
•
how quickly we can deploy available funds to make new loans;

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
Item 6.   Selected Financial Data
We are a “smaller reporting company” as defined by Regulations S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
Item 7.   Management’s Discussion and Analysis of Financial condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this annual report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.
In February 2017, we completed our IPO in which we sold 2.6 million common shares at $5.00 per share, or $13 million of gross proceeds. The net proceeds from the IPO were approximately $11.1 million. The primary purpose of the IPO was to raise additional equity capital to fund mortgage loans and expand our mortgage loan portfolio. The IPO was also intended to diversify our ownership so that we could qualify, for federal income tax purposes, as a real estate investment trust, or REIT. Initially, we used the net proceeds from the IPO to reduce to zero the outstanding balance on the Bankwell credit facility, which, at the time, was $10.8 million. Since the IPO, our business has grown substantially. By the end of the first quarter of 2017, we had used the balance of the net proceeds from the IPO to fund new loans and the outstanding balance on the Bankwell credit facility was approximately $4.15 million. In order to address our need for additional capital, we entered into a modification agreement with Bankwell, which, among other things, increased the size of the Bankwell credit facility to $20 million, effectively reduced the interest rate on the outstanding balance and extended the term of the facility to June 30, 2019. In addition, in November 2017 we completed another public offering of our common shares in which we sold 4,312,500 shares at a public offering price of  $4.00 per share. The net proceeds from this offering, approximately $15.3 million, were used immediately to reduce the outstanding balance of the Bankwell credit facility. At December 31, 2017, the outstanding balance on the Bankwell credit facility was approximately $9.8 million and we also had $3.4 million of unfunded commitments under construction loans.
Company Overview
Sachem Capital Corp. was formed as HML Capital Corp. in January 2016 under the New York Business Corporation Law. On February 8, 2017, we acquired all the assets of Sachem Capital Partners, LLC, a Connecticut limited liability company, through which our business was conducted prior to the IPO, in exchange for 6,283,237 of our common shares and our assumption of all of SCP’s liabilities, including its obligations to Bankwell (the “Exchange”). Immediately thereafter, on February 9, 2017, we completed the IPO. Prior to the consummation of the Exchange, we were not engaged in any business or investment activities and had only nominal assets and no liabilities.

We believe that since the consummation of the IPO we have met all the requirements to qualify as a REIT for federal income tax purposes and intend to elect to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% exercise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.
Operational and Financial Overview
Since commencing operations in 2010 through December 31, 2017, we have made an aggregate of 659 loans, which includes renewals and extensions of existing loans. At December 31, 2017, (i) our loan portfolio included 337 mortgage loans, with individual principal loan amounts ranging from $16,900 to $1.67 million and an aggregate loan amount of approximately $63.3 million, (ii) the average original principal amount of the mortgage loans in the portfolio was $188,000 and the median mortgage loan amount was $122,000 and (iii) approximately 81% of the mortgage loans had a principal amount of $250,000 or less. In comparison, at December 31, 2016, (i) our loan portfolio included 217 loans, with individual principal mortgage loan amounts ranging from $35,000 to $1.1 million and an aggregate loan amount of approximately $33.75 million, (ii) the average original principal amount of the mortgage loans in the portfolio was $155,000 and the median mortgage loan amount was $105,000 and (iii) approximately 81% of the mortgage loans had a principal amount of  $250,000 or less. At December 31, 2017 and 2016, unfunded commitments for future advances under construction loans totaled approximately $3.4 million and $1.6, respectively.
Similarly, our revenues and net income have been growing. For 2017, revenues and net income were approximately $7.0 million and $4.9 million, respectively. For 2016, revenues and net income were approximately $4.1 million and $3.0, respectively. We cannot assure you that we will be able to sustain these growth rates indefinitely.
Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 9.5% to 12% per year and a default rate for non-payment of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 65%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. Under the terms of the Bankwell credit facility (described below), loans exceeding $325,000 require an independent appraisal of the collateral. Failure to obtain such an appraisal would render the loan ineligible for financing under the credit facility. In the case of smaller loans, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers to evaluate the strength of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after taking into account the loan under consideration.
Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 80.1% vs. 19.9% of our total capitalization at December 31, 2017) and the interest rate on the Bankwell credit facility was 6.19% per annum. As of December 31, 2017, the annual yield on our loan portfolio was 12.08% per annum. The yield has remained steady over the past few years as older loans come due and are either being repaid or refinanced at similar rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees and late payment fees prior to the Exchange. We expect our borrowing costs to continue to increase in 2017 as interest rates continue to increase. To date, we have not raised rates on our loans to match the recent increases in our borrowing rate. After considering the pros and cons of increasing our rates, considering our relatively low level of debt and the recent reduction in the interest rate on the Bankwell credit facility, we believe the better strategy is to focus on building market share rather than short-term profits and cash flow, although this strategy could adversely impact our profits and cash flow in the short-term. In addition, we seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year, whenever possible. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. However, if interest rates continue to increase, we may find it necessary to change our strategy and try to increase the rates on our mortgage loans as well. If we are successful, this may undermine our strategy to increase market share. If we are not successful, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure investors that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.
As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. From our inception in December 2010 through December 31, 2017, we made an aggregate of 659 mortgage loans having an aggregate original principal amount of  $118.5 million. Until 2015, we never had a situation where a borrower was unable to service a loan during its term or unable to repay the entire outstanding balance, interest and principal, in full at maturity.
At December 31, 2017, of the 337 mortgage loans in our portfolio, 12 are treated by us as “non-performing”, typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2017 was approximately $2.2 million. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, we believe the value of the collateral exceeds the outstanding balance on the loan.
At December 31, 2016, of the 217 mortgage loans in our portfolio, five are treated by us as non-performing. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2016 was approximately $532,000. By the end of 2017, we settled all five loans by accepting deeds-in-lieu of foreclosure. Three of the properties were sold in 2016 and one was sold in 2017. We had a net aggregate loss on the sale of the four properties of approximately $88,000. The fifth property is held for rental.
Financing Strategy Overview
To continue to grow our business, we must increase the size of our loan portfolio, which requires that we raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. We do not have a policy limiting the amount of indebtedness that we may incur. Thus, our operating income in the future will depend on how much debt we incur and the spread between our cost of funds and the yield on our loan portfolio. Rising interest rates could have an adverse impact on our business if we cannot increase the rates on our loans to offset the increase in our cost of funds and to satisfy investor demand for yield. In addition, rapidly rising interest rates could have an unsettling effect on real estate values, which could compromise some of our collateral.
We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Bankwell credit facility, we may not incur any additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2017, debt proceeds represented approximately 19.9%

of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.
We consummated the IPO in February 2017 and sold 2,600,000 common shares at a price of $5.00 per share. The net proceeds, after payment of underwriting discounts and commissions and transaction fees were approximately $11.1 million. We used a portion of the net proceeds immediately to pay down the entire outstanding balance on the Bankwell credit facility. In November 2017 we completed a second public offering in which we sold an aggregate of 4,312,500 common shares at a public offering price of  $4.00 per share. The gross proceeds from the November offering were $17.25 million and the net proceeds were approximately $16.0 million, which were also used to reduce the outstanding balance on the Bankwell credit facility.
The Bankwell credit facility is a $20 million revolving credit facility that we use to fund the loans we originate. Assuming we are not then in default under the terms of the Bankwell credit facility, upon its expiration, we have the option to repay the outstanding balance, together with all accrued interest thereon in 36 equal monthly installments beginning July 30, 2019.
The Bankwell credit facility is secured by assignment of notes and mortgages and other collateral and is jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, CPA, our co-chief executive officers. The liability of each guarantor is capped at $1 million. As of December 31, 2017, we estimate that loans having an aggregate principal amount of approximately $26.3 million, representing approximately 42% of our mortgages receivable, satisfied all of the eligibility requirements set forth in the Bankwell credit facility. As of December 31, 2017, the total amount outstanding under the Bankwell credit facility was approximately $9.8 million.
Corporate Reorganization and REIT Qualification
Our operating expenses have begun to increase significantly as a result of the IPO due to various factors including our conversion from a limited liability company to a regular C corporation, operating as a REIT, our status as a publicly-held reporting company and growth in our operations. As a corporation, we incur various costs and expenses that we did not have as a limited liability company, such as director fees, directors’ and officers’ insurance and state and local franchise taxes and we incur significant compensation and other employee-related costs for services rendered by our senior executive officers. Moreover, because of various laws, rules and regulations that prohibit or severely limit our ability to enter into agreements with related parties, certain operating expenses, such as rent, have increased as well. Finally, we anticipate increases in professional fees, filing fees, printing and mailing costs, exchange listing fees, transfer agent fees and other miscellaneous costs related to our compliance with various laws, rules and regulations applicable to REITs and a publicly-held reporting company. For example, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Also, as a public reporting company, we must establish and maintain effective disclosure and financial controls. As a result, we may need to hire additional accounting and finance personnel with appropriate public company experience and technical accounting knowledge, which will also increase our operating expenses.
Emerging Growth Company Status
We are an “emerging growth company”, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we can also delay adopting new or revised accounting standards until those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

We will cease to be an emerging growth company upon the earliest of: (i) the end of the 2022 fiscal year; (ii) the first fiscal year after our annual gross revenue are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common shares held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common shares less attractive, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections and (c) general financial market conditions. Actual amounts could differ from those estimates.
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
As an “emerging growth company,” we intend to avail ourselves of the reduced disclosure requirements and extended transition periods for adopting new or revised accounting standards that would otherwise apply to us as a public reporting company. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company. As a result, our financial statements may not be comparable to those of other public reporting companies that either are not emerging growth companies or that are emerging growth companies but have opted not to avail themselves of these provisions of the JOBS Act and investors may deem our securities a less attractive investment relative to those other companies, which could adversely affect our stock price.
Results of operations
We were formed in January 2016 and, prior to the consummation of the Exchange, had not engaged in any business activity. Except as otherwise stated, the results of operations discussed below for the year ended December 31, 2017, include those of SCP for the portion of the period prior to the consummation of the Exchange on February 8, 2017. The results of operations for the year ended December 31, 2016 discussed below are entirely those of SCP. Given the significant changes to our operations in the first quarter of 2017, comparisons of operating results in 2017 and 2016 may not be appropriate.
Years ended December 31, 2017 and 2016
Total Revenue
Total revenue for 2017 was approximately $7.0 million compared to approximately $4.1 million for 2016, an increase of approximately $2.9 million, or 69.3%. The increase in revenue represents an increase in lending operations. For 2017, interest income from mortgage loans was approximately $5.4 million compared to approximately $3.6 million for 2016, an increase of approximately $1.8 million, or approximately 50.0%. Origination fees quadrupled to approximately $800,000 in 2017 from approximately $200,000 in 2016. Other income also increased significantly from approximately $47,000 in 2016 to approximately $410,000 in 2017. Components of other income include earnings from advances to borrowers, approximately $136,000, lender fees from closings other than origination fees, approximately $154,000, and legal fees from closing performed in-house, approximately $61,000.
Total Operating Costs and Expenses
Total operating costs and expenses for 2017 were approximately $2.1 million compared to approximately $1.1 million in 2016, an increase of approximately $1.0 million, or 97.3%. The increase in operating costs and expenses is due to the increase in our lending operations as well as a change in our status from a limited liability company to a publicly-held real estate investment trust (REIT) subject to the reporting requirements of the Securities and Exchange Act of 1934. Interest expense and amortization of deferred financing costs in 2017 were approximately $664,000 compared to approximately $505,000 in 2016, an increase of approximately 31.5%, reflecting the increase in the amount outstanding under the Bankwell credit line. Similarly, as a result of our various financing activities in 2017 and our status as a public company, we experienced significant increases in professional fees (approximately $300,000 in 2017 compared to approximately $87,000 in 2016), listing fees ($32,000 in 2017 compared to none in 2016), other expenses and taxes (approximately $155,000 in 2017 compared to none in 2016) and general and administrative expenses (approximately $222,000 in 2017 compared to approximately $17,000 in 2016). In addition, compensation and related costs in 2017 was approximately $700,000 compared to approximately $35,000 in 2016. However, this was offset, in part, by a decrease in compensation to manager to approximately $36,000 in 2017 compared to approximately $350,000 in 2016. Other expenses and taxes includes excise taxes of  $32,500 imposed because we failed to distribute 85% of our 2017 taxable income in 2017.
Net Income
Net income for 2017 was approximately $4.9 million compared to approximately $3.1 million for 2016, an increase of approximately $1.8 million, or 59.3%. Basic and diluted net income per weighted average common shares outstanding for 2017 was $0.38. There is no comparable figure for 2016. Net income per weighted average number of shares is calculated based on net income and shares outstanding for the period beginning on February 9, 2017 (the effective date of our IPO) through December 31, 2017. Net income for that period was approximately $4.6 million. We returned approximately 100% of our net income to shareholders in the form of dividends paid in 2017 and the first quarter of 2018.
Liquidity and Capital Resources
Net cash provided by operating activities for 2017 was approximately $4.8 million compared to approximately $3.7 million for 2016. This increase, approximately $1.1 million, is due almost entirely to the increase in our net income of approximately $1.8 million and deferred revenue of approximately $792,000, offset by increases in the amounts due to member of approximately $1.1 million and a net increase in advances from borrowers of approximately $309,000.
Net cash used in investing activities for 2017 was approximately $28.9 million compared to approximately $6.9 million for 2016. The principal driver for this increase was the increase in our lending activity. For 2017, mortgage originations were approximately $53.5 million and mortgage principal repayments were approximately $24.0 million, reflecting an $29.5 million increase in our loan portfolio. For 2016, the comparable figures were approximately $21.6 million and $14.9 million, respectively, reflecting a $6.7 million increase in our loan portfolio. Other contributing factors including: proceeds from the sale of mortgage notes in the amount of approximately $2.7 million offset by the repurchase of such notes for $2.0 million; proceeds from the sale of real estate, which declined to approximately $530,000 in 2017 from approximately $1.1 million in 2016; acquisitions of and improvements to real estate, which declined to approximately $532,000 in 2017 from approximately $886,000 in 2016; and purchases of property and equipment of approximately $133,000 in 2017 compared to approximately $397,000 in 2016.
Cash flows from financing activities for 2017 were approximately $23.5 million compared to approximately $3.0 million in 2016. The primary contributor to this increase was $30.25 million of gross proceeds from our two public equity offerings in 2017, offset, in part, by approximately $3.35 million of offering and financing costs (including underwriting commissions and discounts, legal fees, accounting fees and listing fees) and approximately $3.3 million of dividends paid in 2017. In addition, in 2017, prior to our IPO, net member distributions were approximately $1.8 million.
We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and payments for usual and customary operating and administrative expenses, such as employee compensation, rent, sales, marketing expenses and dividends. Based on this analysis, we believe that our current cash balances, the amount available to us under the Bankwell credit facility and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.
Our long-term cash needs will include principal payments on outstanding indebtedness and funding of new mortgage loans. Funding for long-term cash needs will come from our cash on hand, operating cash flows, and unused capacity of the Bankwell credit facility or any replacement thereof.
From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.
Contractual Obligations
As of December 31, 2017, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$10,695	$8,021	$2,674	$—	$—
Unfunded portions of outstanding construction loans	3,356,143	3,356,143	—	—	—
Unfunded loan commitments
Total contractual obligations	$3,366,838	$3,364,164	$2,674	$—	$—

As of the date of the Exchange, SCP owed $910,211 to JJV of which $64,794 represented borrower charges advanced by JJV and $845,417 represented expenses paid by JJV for and on behalf of SCP for professional and other costs associated with the IPO, services rendered to SCP in connection with originating, underwriting, closing and servicing loans on our behalf and other miscellaneous items. The entire amount due to JJV was paid by SCP from its cash on hand on February 9, 2017. Since the IPO, JJV is no longer entitled to any management or other fees for services rendered to SCP or to us unless specifically authorized by our board of directors, which majority must also include a majority of the “independent” directors.
Recent Accounting Pronouncements
See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us.
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
Item 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the co-chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our co-chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our internal control system was designed to provide reasonable assurances to our management and the Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in 2013 (the “2013 Framework”). The 2013 Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.   Other Information
None.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance.
Our directors are elected annually by our shareholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation or removal. The executive officers and key personnel are appointed by and serve at the pleasure of our board of directors.
Our executive officers and directors, and their respective ages as of March 29, 2018, are as follows:
Name	Age	Position
John L. Villano	57	Chairman of the Board, Co-Chief Executive Officer, Chief Financial Officer and Secretary
Jeffrey C. Villano	52	President, Co-Chief Executive Officer, Treasurer and Director
Leslie Bernhard(1),(2)	74	Director
Arthur Goldberg(1),(3)	79	Director
Brian Prinz(1),(4)	65	Director

(1)
Member of the Audit, Compensation and Nominating and Corporate Governance Committees.

(2)
Chair of the Compensation Committee.

(3)
Chair of the Audit Committee.

(4)
Chair of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors:
John L. Villano, is our Chairman, Co-Chief Executive Officer, Chief Financial Officer and Secretary. He is also a founder of SCP and a founder, member and manager of JJV, the manager of SCP since their inception in December 2010. Mr. Villano is a certified public accountant and has also been engaged in the private practice of accounting and auditing for almost 30 years. He became a full-time employee and a director as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. He is also responsible for all our accounting and financial matters. Mr. Villano is the brother of our other co-chief executive officer, Jeffrey C. Villano. Mr. Villano holds a bachelor’s degree in Accounting from the University of Rhode Island in 1982. We believe that Mr. Villano’s experience in managing our business for the last six years and his professional background as a certified public accountant make him an important part of our management team and make him a worthy candidate to serve on our board of directors.
Jeffrey C. Villano, is our Co-Chief Executive Officer, President and Treasurer. He is also a founder of SCP and a founder, member and manager of JJV, the manager of SCP since their inception in December 2010. He became a full-time employee and director as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. Mr. Villano is the brother of our other co-chief executive officer, John L. Villano. Mr. Villano received an associate degree from Eastern Connecticut State University in 1985. We believe that Mr. Villano’s knowledge of the Connecticut real estate market and his experience in underwriting, structuring and managing real estate loans in general and his experience managing our business over the last six years make him well-qualified to serve as a member of our board of directors.
Leslie Bernhard became a member of our board of directors as of February 9, 2017. She has served as the non-executive chairman of the board of Milestone Scientific Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices, since October 2009, and an independent director of Milestone since May 2003. She was appointed as Interim Chief Executive Officer of Milestone on October 5, 2017. Ms. Bernhard has also served as an independent director of Universal Power Group, Inc. (OTC Markets: UPGI), a global supplier of power solutions, since 2007. In 1986 she co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry, and served as its president, chief executive officer and executive director until 2012. Ms. Bernhard holds a BS Degree in Education from St. John’s University. We believe that Ms. Bernhard’s experience as an entrepreneur and her service as a director of other public corporations will enable her to make an important contribution to our board of directors.
Arthur Goldberg became a member of our board of directors as of February 9, 2017. He has been a private accounting and business consultant since April 2012. From March 2011 through June 2015 he served as a director of Sport Haley Holdings, Inc., a manufacturer and distributor of sportswear and furniture. From January 2008 through March 2013, he served as a member of the board of directors of SED International Holdings, Inc. (OTC: SEDN), a distributor of consumer electronics. From January 2008 through March 2012, he served as the chief financial officer of Clear Skies Solar, Inc., an installer of solar panels. Mr. Goldberg has held senior executive positions, including chief financial officer and chief operating officer, and served as a director of several public companies. From January 2008 through June 2008, he served as the chief financial officer of Milestone Scientific, Inc. (NYSE American: MLSS), a medical device company. From June 1999 through April 2005, Mr. Goldberg was a partner with Tatum CFO Partners, LLP which provided interim CFO staffing services for public and private companies. Mr. Goldberg is an attorney and a certified public accountant and holds a B.B.A. degree from the City College of New York, an M.B.A. from the University of Chicago and J.D. and LL.M. degrees from the New York University School of Law. Mr. Goldberg was selected as a director because of his experience as the senior executive, operations and financial officer of several public companies and because of his background in law and accounting. We believe that his background and experience will provide our board or directors with a perspective on corporate finance matters. Given his financial experience, the board of directors has also determined that Mr. Goldberg qualifies as the Audit Committee financial expert, pursuant to Item 407(d)(5) of Regulation S-K promulgated by the SEC.
Brian Prinz became a member of our board of directors as of February 9, 2017. Since 1976, Mr. Prinz has been employed by Current, Inc., a leading manufacturer of laminated products including sheeting, tubes, rods, spacers and standoffs, as well as electrical grade laminates, a variety of carbon fiber products and other industrial products, which are used in various industries including construction, recreation, energy exploration and defense. He began his career at Current initially as a foreman, then as a production manager, then as vice president of sales and, since 2011, as President and Chief Financial Officer. Mr. Prinz graduated from Bryant College with a B.A. in 1976. We believe that his background and experience make him well qualified to serve as a member of our board of directors.
Director Independence and Committees of the Board
The members of our board of directors are John L. Villano, Jeffrey C. Villano, Leslie Bernhard, Arthur Goldberg and Brian Prinz. The board of directors has determined, in accordance with the NYSE American LLC Company Guide, that: (i) Ms. Bernhard and Messrs. Goldberg and Prinz are independent and represent a majority of its members; (ii) Ms. Bernhard and Messrs. Goldberg and Prinz, as the members of the Audit Committee, the Nominating and Corporate Governance and Compensation Committee, are independent for such purposes. In determining director independence, our board of directors applies the independence standards set by NYSE American. In applying these standards, our board of directors considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on our board of directors.
We have three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee is made up entirely of independent directors as defined under the NYSE American LLC Company Guide. Mr. Goldberg is the chairman of the Audit Committee and qualifies as the “audit committee financial expert”; Ms. Bernhard is the chairman of the Compensation Committee; and Mr. Prinz is the chairman of the Nominating and Corporate Governance Committee.

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

Compensation Committee.   The Compensation Committee assists the board of directors in determining the compensation of our officers and directors. The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members established under 162(m) of the Internal Revenue Code and Section 16(b) of the Exchange Act. Specific responsibilities include the following:
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with during the year ended December 31, 2017, except that Brian Prinz untimely filed his Form 5 for the year ended December 31, 2017.

Code of Ethics
We have adopted a code of ethics that applies to its directors, principal executive officer, principal financial officer and other persons performing similar functions. The Code of Ethics is posted on our web site at www.sachemcapitalcorp.com. We will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to John L. Villano, CPA at our principal executive office, located at 23 Laurel Street, Branford, CT 06405.
Item 11.   Executive Compensation.
The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2017 and 2016 to our Co-Chief Executive Officers (the “Named Executives”):
Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
John L. Villano, CPA Chairman of the Board, Co-Chief Executive Officer, Chief Financial Officer and Secretary	2017	$230,000	—	$230,000
	2016	NA	NA	NA
Jeffrey C. Villano President, Co-Chief Executive Officer, Treasurer and Director	2017	$230,000	—	$230,000
	2016	NA	NA	NA
Prior to the Exchange on February 8, 2017, we had no employees. Rather, JJV, in its capacity as the manager of SCP, provided management and administrative services to SCP for which it received management fees. In addition, JJV also paid certain expenses on behalf of SCP for which it was entitled to reimbursement. For the year ended December 31, 2016, the amount paid or accrued to JJV in its capacity as the manager of SCP totaled $350,229. On February 9, 2017, SCP paid $910,211 to JJV in full satisfaction of all amount due and owing to JJV through the date of the Exchange. These amounts do not include loan origination fees that SCP paid to JJV. Origination fees paid to JJV for the period beginning January 1, 2017 and ending February 8, 2017 were $52,902. Origination fees paid to JJV for the year ended December 31, 2016 were $636,260. Since consummation of the Exchange, JJV has no longer been entitled to any management fees or any origination fees.
The management fees payable to JJV in its capacity as the manager of SCP are set forth in the SCP operating agreement and include the following:
(a)
75% of loan origination fees and 100% of credit and wire fees paid by a borrower in connection with originating and funding a loan;

(b)
if SCP purchased an existing loan from a third party, a fee comparable to the origination fee that SCP would have charged if it had originated such loan;

(c)
a listing fee in connection with the sale of any property that SCP acquired pursuant to a foreclosure action;

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

Employment Agreements
We have entered into employment agreements with each of John Villano and Jeffrey Villano which were effective as of February 9, 2017. The material terms of the employment agreements are as follows:
•
John Villano will serve as our co-chief executive officer, chief financial officer and secretary and Jeffrey Villano will serve as our co-chief executive officer, president and treasurer.

•
The term of employment is five years, which commenced on February 9, 2017, unless terminated earlier pursuant to the terms of the agreement. The termination date will be extended one year on each anniversary date of the agreement unless either party to the agreement provides written notice at least 180 days before the next anniversary date that it is electing not to renew the agreement, in which case the agreement will terminate at the end of the fourth year from the next anniversary date.

•
Base compensation of  $260,000 per annum, which amount may be increased in the discretion of the compensation committee of the board of directors in its sole and absolute discretion.

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

•
In the event any payment to the employee is subject to an excise tax under the Internal Revenue Code, we will pay the employee an additional amount equal to the amount of the excise tax and any other taxes (whether in the nature of excise taxes or income taxes) due with respect to such payment.

Termination and Change of Control Arrangement
Each employment agreement provides that we may terminate the executive’s employment at any time with or without cause. It also provides that employment will terminate upon the death or disability of the executive. If we terminate the executive’s employment for cause, we will only be liable for his base salary and benefits through the date of termination. In addition, the executive will not forfeit any rights to payments, options or benefits that have vested or have been earned or to which he is entitled as of the date of termination. If we terminate the executive’s employment without cause or the agreement terminates because of the death or disability of the executive or the executive terminates for Good Reason (as defined in the employment agreement), the executive is also entitled to receive (i) a lump sum payment equal to 48 times his monthly salary on the date of termination; (ii) any deferred compensation or accrued vacation pay; (iii) continuation for a 12-month period after termination of health and welfare and long-term disability benefits; and (iv) a pro rata share of any incentive compensation and any other compensation or benefits to which he would have been entitled had he not been wrongfully terminated.

Good Reason includes a “change in control” with respect to us. A “change in control” means (1) if we merge into another corporation and, as a result of such merger, our shareholders immediately prior to such merger own less than 50% of the surviving corporation; (2) we sell, lease or otherwise dispose of all or substantially all of our assets; (3) the acquisition of beneficial ownership, directly or indirectly, of our common shares or any other securities having voting rights that we may issue in the future, rights to acquire our voting securities (including, without limitation, securities that are convertible into voting securities and rights, options warrants and other agreements or arrangements to acquire such voting securities) by any person, corporation or other entity or group thereof acting jointly, in such amount or amounts as would permit such person, corporation or other entity or group thereof acting jointly to elect a majority of the members of our board of directors, as then constituted; or (4) the acquisition of beneficial ownership, directly or indirectly, of voting securities and rights to acquire voting securities having voting power equal to 40% percent or more of the combined voting power of our then outstanding voting securities by any person, corporation or other entity or group thereof acting jointly unless such acquisition is expressly approved by resolution of our board of directors passed upon affirmative vote of not less than a majority of the board of directors and adopted at a meeting of the board of directors held not later than the date of the next regularly scheduled or special meeting held following the date we obtain actual knowledge of such acquisition (which approval may be limited in purpose and effect solely to affecting the rights of the executive under his employment agreement). Notwithstanding the preceding sentence, any transaction that involves a mere change in identity form or place of organization within the meaning of Section 368(a)(1)(F) of the Internal Revenue Code, or a transaction of similar effect, will not constitute a “change in control.”
Outstanding Equity Awards at December 31, 2017
None.
Compensation of Directors
We have adopted a compensation plan for our independent directors (the “Director Plan”) that contemplates the following:
•
each non-employee director shall receive cash compensation at a rate of  $12,500 per year, which amount shall be paid in equal quarterly installments of  $3,125 no later than the third (3rd) business day of each calendar quarter, provided, however, that the first quarterly installment was prorated amount for the period beginning February 9, 2017 and ending March 31, 2017 and was paid together with the installment for the second quarter of 2017;

•
the chairman of the Audit Committee will receive additional cash compensation of  $5,000 per year, payable in equal quarterly installments of  $1,250 no later than the third (3rd) business day of each calendar quarter, provided, however, that the first quarterly installment was prorated amount for the period beginning February 9, 2017 and ending March 31, 2017 and was paid together with the installment for the second quarter of 2017; and

•
the chairman of the Compensation Committee will receive additional cash compensation of   $2,500 per year, payable in equal quarterly installments of  $625 no later than the third (3rd) business day of each calendar quarter, provided, however, that the first quarterly installment was prorated amount for the period beginning February 9, 2017 and ending March 31, 2017 and was paid together with the installment for the second quarter of 2017.

John L. Villano and Jeffrey C. Villano, who are executive officers as well as directors, do not receive compensation in connection with their positions as members of our board of directors.

The following table provides compensation information for the year ended December 31, 2017 for each of the Independent Directors.
Name	Fees Earned or Paid in Cash ($)(1)	Total ($)
Leslie Bernhard	$13,375	$13,375
Arthur Goldberg	$15,604	$15,604
Brian Prinz	$11,145	$11,145

(1)
For the period beginning February 9, 2017 through December 31, 2017.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 29, 2018, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding common shares, Named Executives, all directors, and all directors and officers of Sachem Capital as a group:
Name of Beneficial Owner(1)	Number of Common Shares Beneficially Owned(2)	Percentage of Class(3)
Executive Officers and Directors
John L. Villano(4)	1,247,396	8.09%
Jeffrey C. Villano(5)	1,753,722	11.38%
Leslie Bernhard	—	—
Arthur Goldberg	5,000	*
Brian Prinz	324,102	2.10%
All officers and directors as a group (5 persons)	3,330,220	21.60%
Greater Than 5% Shareholders
Resource Real Estate Diversified Income Fund(6)	850,000	5.51%

*
Less than 1%.

(1)
Unless otherwise provided, the address of each of the individuals above is c/o Sachem Capital Corp., 23 Laurel Road, Branford, CT 06405.

(2)
A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

(3)
All percentages are determined based on 15,415,737 common shares outstanding as of the March 29, 2018.

(4)
Includes 6,827 common shares owned by Mr. Villano’s wife. Mr. Villano disclaims beneficial ownership of the 6,827 Common Shares owned by his wife for the purposes of section 13(d) or 13(g) of the Exchange Act.

(5)
Includes 394,718 and 183,532 common shares owned by Ultimate Brands Inc. and Union News of New Haven, Inc., respectively, each a corporation of which he is the founder and chief executive officer and over which he has full voting and dispositive control, and 3,251 common shares owned by his daughter. Mr. Villano disclaims beneficial ownership of the 3,251 Common Shares owned by his daughter for the purposes of section 13(d) or 13(g) of the Exchange Act.
(6)
Based on the Schedule 13G filed on February 27, 2017, Resource Real Estate, Inc., a Delaware corporation, the Advisor, is the investment advisor of Resource Real Estate Diversified Income Fund, a Delaware statutory Trust, the Fund. Pursuant to Rule 13d-3 of the Exchange Act, the Advisor may be deemed to beneficially own the shares owned by the Fund. Darshan Patel, is the chief compliance officer of both the Advisor and the Fund. The principal address of both the Advisor and the Fund is One Crescent Drive, Suite 203, Philadelphia, PA 19112.

Equity Compensation Plan Information
On October 27, 2016, we adopted the 2016 Equity Compensation Plan, the Plan, the purpose of which is to align the interests of our officers, other employees, advisors and consultants or any subsidiary, if any, with those of our shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on our behalf and to promote the success of our business. The basis of participation in the Plan is upon discretionary grants of awards by the board of directors. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. Approximately seven individuals are eligible to participate in the Plan including, our two executive officers, two other employees and three independent directors.
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
The Compensation Committee is subject to the following specific restrictions regarding the types and terms of awards:
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
Amendment and Termination of the Plan
The Plan expires on the tenth anniversary of the date of its adoption by the board of directors. Prior to the expiration date, the board of directors may at any time, and from time to time, suspend or terminate the Plan in whole or in part or amend it from time to time; provided, however, that unless otherwise determined by the board of directors, an amendment that requires shareholder approval in order for the Plan to continue to comply with Section 162(m) or any other law, regulation or stock exchange requirement shall not be effective unless approved by the requisite vote of shareholders. Notwithstanding the foregoing, no amendment to or termination of the Plan shall affect adversely any of the rights of any grantee under any outstanding award granted under the Plan without such grantee’s consent.
Exercise Price of an Option Granted Under the Plan
The exercise price of an option granted under the Plan may be no less than the fair market value of a common share on the date of grant, unless, with respect to nonqualified stock options that are not intended as incentive stock options within the meaning of Section 422 of the Internal Revenue Code from time to time, otherwise determined by the Compensation Committee. However, incentive stock options granted to a ten percent shareholder must be priced at no less than 110% of the fair market value of our common shares on the date of grant and their term may not exceed five years. All options granted under the Plan are for a term of no longer than ten years unless otherwise determined by the Compensation Committee. The Compensation Committee also determines the exercise schedule of each option grant.
Federal Income Tax Consequences
The following is a summary of the effect of federal income taxation upon the recipients and us with respect to the shares under the Plan and does not purport to be complete.
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
Restricted Shares.   Generally, unless the participant elects, pursuant to Section 83(b) of the Internal Revenue Code to recognize income in the taxable year in which restricted shares have been awarded, the participant is required to recognize income for federal income tax purposes in the first taxable year during which the participant’s rights over the restricted shares are transferable or are not subject to a substantial risk of forfeiture, whichever occurs earlier. At such time, we will be entitled (provided applicable withholding requirements are met) to a deduction for Federal income tax purposes except to the extent that such participant’s total compensation for the taxable year exceeds $1.0 million, in which case such deduction may be limited by Section 162(m) of the Internal Revenue Code unless any such grant of restricted shares is made pursuant to a performance-based benchmark established by the Compensation Committee.
As of December 31, 2017, there were no options or shares granted under the Plan.
We have agreed to limit the maximum number of common shares that can be issued under the Plan and any individual awards to new employees to 100,000 common shares per annum, in the aggregate, for each of 2017 and 2018.
Item 13.   Certain Relationships and Related Transactions and Director Independence.
Prior to February 8, 2017, our business was conducted by Sachem Capital Partners, LLC (“SCP”). JJV was the managing member of SCP and John Villano and Jeffrey Villano were the managing members of JJV. Thus, in effect, they were the managers of SCP. They have also been our senior executive officers and directors since our formation in January 2016. Following consummation of the Exchange on February 8, 2017, JJV was no longer entitled to receive any management fees from SCP and John Villano and Jeffrey Villano became our full-time employees. In addition, following the consummation of the IPO, each continued to own more than 10% of our issued and outstanding common shares.
Prior to the Exchange, SCP had no employees. Rather, JJV, in its capacity as the manager of SCP, provided management and administrative services to SCP for which it received management fees. In addition, JJV also paid certain expenses on behalf of SCP for which it was entitled to reimbursement. For the years ended December 31, 2017 and 2016, the amounts paid or accrued to JJV in its capacity as the manager of SCP were approximately $36,000 and $350,000, respectively. On February 9, 2017, SCP paid approximately $900,000 to JJV in full satisfaction of all amounts due and owing to JJV through the date of the Exchange. These amounts do not include loan origination fees that SCP paid to JJV. Origination fees paid to JJV for the years ended December 31, 2017 and 2016 were approximately $53,000 (which was paid prior to the IPO) and $636,000, respectively. Following consummation of the Exchange, JJV was no longer entitled to any management fees or any origination fees.
All our records are kept at and all our operations are conducted from our offices, which are located in a building owned by Union News of New Haven, Inc. Jeffrey Villano is the chief executive officer of Union News and owns 20% of its outstanding stock. The other 80% is owned by his and John Villano’s mother, Shirley Villano. On December 9, 2016, we acquired the property located at 698 Main Street, Branford, Connecticut. The property includes two buildings, one of which will become our new principal office. We expect to relocate to Main Street in the fourth quarter of 2018.
Our loan portfolio includes three loans made to JJV. The principal balance of the loans to JJV at December 31, 2017 and December 31, 2016 were approximately $1.1 million and $1.2 million, respectively. Interest paid to us by JJV for the years ended December 31, 2017 and 2016 was approximately $134,000 and $166,000, respectively. These loans were made in connection with JJV’s purchase of real property from third parties who, for various reasons, did not meet our loan criteria. We believe that the terms of these loans are no less beneficial to us than they would have been if we made the loans to unrelated third parties and are all properly documented.
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
Item 14.   Principal Accounting Fees and Services
The aggregate fees billed by Hoberman & Lesser, LLP, our principal accounting firm, for the fiscal years ended December 31, 2017 and 2016, are set forth below.
	2017	2016
Audit fees*	$230,700	$128,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$230,700	$128,000

*
Includes fees for professional services rendered (i) for the audit of SCP’s 2016 quarterly and annual financial statements, (ii) for the review of Sachem Capital Corp.’s 2017 quarterly and annual financial statements, (iii) in connection with our IPO in February 2017 and our second public offering in November 2017, and (iv) for other services that are normally provided in connection with statutory and regulatory filings.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by the independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management. The Audit Committee may delegate its authority to preapprove services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by the independent accountants must be pre-approved by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)
1.   Financial Statements — See Index to Financial Statements on page F-1.

2.   Financial Statement Schedules — See (c) below.
3.   Exhibits — See (b) below.
(b)
Certain of the following exhibits were filed as Exhibits to the registration statement on Form S-11, Registration No. 333-214323 and amendments thereto (the “Registration Statement”) filed by us under the Securities Act and are hereby incorporated by reference.

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement(1)
3.1	Certificate of Incorporation(1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation(1)
3.2	Bylaws, as amended(2)
4.1	Form of Representative’s Warrants(1)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering(4)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp.(1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp.(1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan(1)
10.4.1	Amended and Restated Revolving Note, dated March 15, 2016, in the principal amount of $15,000,000.00(1)
10.4.2	Form of Second Amended and Restated Commercial Revolving Loan and Security Agreement, February 8, 2017, among Bankwell Bank, as Lender, and Sachem Capital Partners, LLC, as Existing Borrower, and Sachem Capital Corp., as Borrower(1)
10.4.3	Guaranty Agreement, dated December 18, 2014(1)
10.4.4	Form of Second Reaffirmation of Guaranty Agreement, dated February 8, 2017(1)
10.4.5	Amended and Restated Revolving Note, dated June 30, 2017, in the principal amount of $20,000,000.00(3)
10.4.6	Modification of Second Amended and Restated Commercial Revolving Loan and Security Agreement, dated as of June 30, 2017, among Bankwell Bank (as lender), Sachem Capital Corp. (as borrower), and John L. Villano, Jeffrey C. Villano and JJV, LLC, (as guarantors)(3)
10.4.7	Third Reaffirmation of Guaranty Agreement, dated June 30, 2017(3)
14.1	Code of Ethics(2)
21.1	List of Subsidiaries(5)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act*
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act***
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

(5)
None.

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
SACHEM CAPITAL CORP.
By:	/s/ Jeffrey C. Villano Jeffrey C. Villano Co-Chief Executive Officer (Principal Executive Officer)
Date: April 2, 2018
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2018:
Signature	Title
/s/ John L. Villano John L. Villano, CPA	Chairman, Co-Chief Executive Officer, Chief Financial Officer and Director (Principal Financial Officer)
/s/ Jeffrey C. Villano Jeffrey C. Villano	Co-Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Leslie Bernhard Leslie Bernhard	Director
/s/ Arthur Goldberg Arthur Goldberg	Director
/s/ Brian Prinz Brian Prinz	Director

INDEX TO FINANCIAL STATEMENTS

For the Years ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Sachem Capital Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sachem Capital Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in shareholders’/members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis of Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditors since 2015.
/s/ Hoberman & Lesser, LLP

Hoberman & Lesser, CPA’s, LLP
New York, New York
April 2, 2018

SACHEM CAPITAL CORP.

BALANCE SHEETS
	December 31,
	2017	2016
Assets
Assets:
Cash	$954,223	$1,561,863
Escrow deposits	111,189	—
Mortgages receivable	62,166,937	32,521,588
Mortgages receivable affiliate	1,104,022	1,229,022
Interest and fees receivable	645,493	478,928
Other receivables	234,570	182,842
Due from borrowers	451,795	81,911
Prepaid expenses	4,520	—
Property and equipment, net	501,819	397,448
Real estate owned	1,224,409	1,222,454
Pre-offering costs	—	625,890
Deferred financing costs	95,560	67,475
Total assets	$67,494,537	$38,369,421
Liabilities and Shareholders’/Members’ Equity
Liabilities:
Line of credit	$9,841,613	$8,113,943
Mortgage payable	301,101	310,000
Accounts payable and accrued expenses	390,758	196,086
Security deposit held	2,550	800
Advances from borrowers	519,764	291,875
Due to member	—	656,296
Due to note purchaser	723,478	—
Deferred revenue	1,108,400	290,456
Accrued interest	40,592	24,350
Total liabilities	12,928,256	9,883,806
Shareholders’/members’ equity:
Preferred shares – $.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common shares – $.001 par value; 50,000,000 shares authorized; 15,415,737 issued and outstanding	15,416	—
Paid-in capital	53,315,772	—
Members’ equity	—	28,485,615
Retained earnings	1,235,093
Total shareholders’/members’ equity	54,566,281	28,485,615
Total liabilities and shareholders’/members’ equity	$67,494,537	$38,369,421

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.
STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2017	2016
Revenue:
Interest income from loans	$5,434,502	$3,648,427
Origination fees, net	802,264	197,378
Late and other fees	136,834	105,911
Processing fees	124,240	65,935
Rental income, net	88,364	68,417
Other income	410,494	47,427
Net gain on sale of real estate	179	—
Total revenue	6,996,877	4,133,495
Operating costs and expenses:
Interest and amortization of deferred financing costs	664,134	505,135
Compensation to manager	35,847	350,229
Professional fees	299,935	87,493
Compensation and related costs	698,227	34,662
Other expenses and taxes	155,343	—
Depreciation	28,358	—
General and administrative expenses	254,185	17,382
Loss on sale of real estate	—	87,967
Total operating costs and expenses	2,136,029	1,082,868
Net income	$4,860,848	$3,050,627
Basic and diluted net income per common share outstanding*:
Basic	$0.38	$—
Diluted	$0.38	$—
Weighted average number of common shares outstanding*:
Basic	11,956,246	—
Diluted	11,956,246	—

*
Basic and diluted net income per common share outstanding and weighted average number of shares outstanding are calculated for the period beginning February 9, 2017 (the effective date of the Company’s initial public offering) through December 31, 2017.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’/MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
	SACHEM CAPITAL CORP. (F/K/A HML CAPITAL CORP.)				SACHEM CAPITAL PARTNERS, LLC
	Common Shares	Amount	Additional Paid in Capital	Retained Earnings	Predecessor’s Members’ Equity
Beginning balance, January 1, 2016					$24,229,517
Issuance of common shares	2,220,000	$2,220	$(2,220)
Member contributions					5,084,730
Member distributions					(3,879,259)
Net income					3,050,627
Balance December 31, 2016	2,220,000	2,220	(2,220)	—	28,485,615
Member contributions					653,646
Member distributions					(2,460,125)
Net income for the period January 1, 2017 – February 8, 2017					286,100
Conversion of members' equity into common stock	6,283,237	6,283	26,958,953		(26,965,236)
Initial public offering	2,600,000	2,600	11,023,400
Public offering	4,312,500	4,313	15,335,639
Dividends paid				(3,339,655)
Net income for the period February 9, 2017 – December 31, 2017				4,574,748
Balance December 31, 2017	15,415,737	$15,416	$53,315,772	$1,235,093	$—

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,860,848	$3,050,627
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	59,118	47,676
Depreciation expense	28,358	—
(Gain) loss on sale of real estate	(179)	87,967
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	(111,189)	—
Interest and fees receivable	(166,565)	(213,438)
Other receivables	(51,728)	(72,374)
Prepaid Insurance	(4,520)	—
(Decrease) increase in:
Due to member	(656,296)	421,592
Accrued interest	16,242	(13,479)
Accrued expenses	194,674	196,086
Deferred revenue	817,944	25,484
Advances from borrowers	(141,995)	167,044
Total adjustments	(16,136)	646,558
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,844,712	3,697,185
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	530,181	1,059,629
Acquisitions of and improvements to real estate owned	(531,961)	(886,009)
Purchase of land and building	(39,923)	(397,448)
Purchase of property and equipment	(92,806)	—
Security deposit	1,750	800
Principal disbursements for mortgages receivable	(53,468,949)	(21,580,103)
Principal collections on mortgages receivable	23,948,601	14,861,360
Repurchase of notes sold	(2,000,000)	—
Proceeds from notes sold	2,723,478	—
NET CASH USED FOR INVESTING ACTIVITIES	(28,929,629)	(6,941,771)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	44,177,225	7,475,000
Repayment of line of credit	(42,449,555)	(5,361,057)
(Principal payments on) proceeds from mortgage payable	(8,899)	310,000
Dividends	(3,339,655)	—
Proceeds from public offerings	30,250,000	—
Offering costs incurred	(3,258,158)	—
Pre-offering costs incurred	—	(580,890)
Financing costs incurred	(87,202)	(76,159)
Members contributions	653,646	5,084,732
Members distributions	(2,460,125)	(3,879,259)
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,477,277	2,972,367
NET DECREASE IN CASH	(607,640)	(272,219)
CASH – BEGINNING OF YEAR	1,561,863	1,834,082
CASH – END OF YEAR	$954,223	$1,561,863
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$587,442	$470,821

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
On February 8, 2017, Sachem Capital Partners, LLC transferred all its assets and liabilities to the Company in exchange for 6,283,237 of the Company’s common shares.
Prior year’s pre-offering costs in the amount of  $625,890 were charged to paid-in-capital during the year ended December 31, 2017.
During the year ended December 31, 2016, $644,450 of mortgages receivable and $39,000 of accrued interest receivable and late fees receivable were converted to real estate owned.
As of December 31, 2016, the Company is obligated for the repayment of certain expenses paid by the managing member on behalf of the Company for certain borrowers in the amounts of  $64,794.
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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
1. The Company
Sachem Capital Corp. (the “Company”) was formed under the name HML Capital Corp in January 2016 under the State of New York Business Corporation Law. On February 8, 2017, the Company completed an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”), a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010, pursuant to which SCP transferred all its assets to the Company and, in exchange therefor, the Company issued 6,283,237 of its common shares to SCP and assumed all of SCP’s liabilities. Prior to the consummation of the Exchange, the Company was not engaged in any business or investment activities and had only nominal assets and no liabilities. Prior to the Exchange, SCP was managed by JJV, LLC (the “Manager”), a Connecticut limited liability company and related party.
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
Following the consummation of the IPO, the Company believes it meets all of the qualifications to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. Since then, the Company has been conducting its operations as if it is a REIT and plans to make the election to be taxed as a REIT when it files its federal corporate income tax return for its 2017 tax year, which ended December 31, 2017. See note 2 — “Significant Accounting Policies — Income Taxes” below.
In addition on October 27, 2017, the Company issued and sold 3,750,000 of its common shares in an underwritten follow-on public offering at an offering price per share of  $4.00. The gross proceeds from the offering were $15 million and the net proceeds, after deducting underwriting discounts and commissions and other offering expenses, from the sale of the common shares were approximately $13.2 million. On November 3, 2017, the Company issued and sold 562,500 of its common shares as an over-allotment pursuant to the underwritten secondary offering at an offering price per share of  $4.00. The gross proceeds from the offering were $2.25 million and the net proceeds, after deducting underwriting discounts and commissions and other offering expenses, from the sale of the common shares were approximately $2.1 million.
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
The accompanying balance sheet, statements of operations, changes in shareholders’/members’ equity and cash flows as at and for the year ended December 31, 2016, are those of SCP. The accompanying statement of operations for the year ended December 31, 2017 includes the operations of SCP from January 1 through February 8, 2017.
2. Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

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
Property and Equipment
Property and equipment principally consists of land and building acquired in December 2016, to house the Company’s office facilities is stated at cost. The building will be depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and mortgage loans. The Company maintains its cash with one financial institution. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.
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
The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”. The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of December 31, 2017 and 2016.
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
Deferred Financing Costs
Costs incurred in connection with the Company’s line of credit, as discussed in Note 7, are amortized over the term of the line of credit, using the straight-line method.
Fair Value of Financial Instruments
For the line of credit, mortgage payable and interest-bearing mortgages receivable held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments.
Subsequent Events
Management has evaluated subsequent events through April 2, 2018, the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.
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
Prior to the Exchange, the Company’s business was conducted by SCP, a limited liability company. Accordingly, earnings per share for the year ended December 31, 2017, does not include the net income per share for the period prior to the Exchange, and there are no earnings per share for the year ended December 31, 2016.
Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, “Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting.” The ASU

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. For public companies that file with the Securities Exchange Commission (“SEC”), the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
In November 2017, the FASB issued ASU 2017-14, “Income Statement — Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).” The ASU adds, amends, and supersedes certain paragraphs of the ASC pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403, which amends the ASC to align SEC guidance with the new guidance in ASC Topic 606. Adoption of ASU 2017-14 should be concurrent with an entity’s adoption of the guidance contained in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The adoption of this guidance did not have a material impact on the Company’s financial statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU amends ASC 220, “Income Statement — Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. For all entities, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.
3. Mortgages Receivable
Mortgages Receivable
The Company offers secured non-banking loans to real estate investors (also known as “hard money” loans) to fund their acquisition and construction of properties located mainly in Connecticut. The loans are principally secured by first mortgages on one or more properties owned by the borrower or related parties. In addition, each loan is personally guaranteed by the borrower or its principals, which guarantees may be collaterally secured as well. The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.
For the years ended December 31, 2017 and 2016, the aggregate amounts of loans funded by the Company were $53,468,949 and $21,580,103 respectively, offset by principal repayments of  $23,948,661 and $14,861,360 respectively.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2017, the Company’s portfolio included closed loans ranging in size from $16,900 to $1,662,000 with stated interest rates ranging from 9.5% to 12% and a default interest rate for non-payment of 18%.
At December 31, 2017 and 2016, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.
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
Credit Risk
Credit risk profile based on loan activity as of December 31, 2017 and 2016:
Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
December 31, 2017	$43,855,827	$12,480,612	$6,676,060	$258,460	$63,270,959
December 31, 2016	$21,343,927	$9,049,942	$3,149,602	$207,139	$33,750,610
As of December 31, 2017, the following is the maturities of mortgages receivable for the years ending December 31:
2018	$36,334,463
2019	12,555,659
2020	11,985,837
2021	2,395,000
Total	$63,270,959

At December 31, 2017, of the 337 mortgage loans in the Company’s portfolio, 12 were treated by the Company as “non-performing”, typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2017 was approximately $2.2 million. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, the Company believes the value of the collateral exceeds the outstanding balance on the loan.
At December 31, 2016, of the 217 mortgage loans in the Company’s portfolio, five were treated by the Company as non-performing. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2016 was approximately $532,000. By the end of 2017, the Company had settled all five loans by accepting deeds-in-lieu of foreclosure. Three of the properties were sold in 2016 and one was sold in 2017. The Company had a net aggregate loss on the sale of the four properties of approximately $88,000. The fifth property is held for rental.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

4. Real Estate Owned
Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.
As of December 31, 2017, and 2016, real estate owned totaled $1,224,409 and $1,222,454, respectively, with no valuation allowance. As of December 31, 2017, real estate owned included $1,224,409 of real estate held for rental and $-0- of real estate held for sale. As of December 31, 2016, real estate owned included $789,126 of real estate held for rental and $433,328 of real estate held for sale.
Properties Held for Sale
As of December 31, 2017, no properties were held for sale.
On March 17, 2017, property held for sale was sold for a gain of approximately $26,000, not including a release fee paid to the prior owner of  $17,000.
On June 14, 2017, property held for sale was sold at a loss of approximately $25,000.
On August 21, 2017, property held for rental was sold for a gain of approximately $16,000.
Properties Held for Rental
As of December 31, 2017, eight properties were held for rental. Six of the properties are single family residences and the other two are multi-family dwellings. Two of the properties are leased on a month-month basis and the other six are subject to term leases that expire at various time from June 1, 2018 through September 2020. Five of the properties are subject to an option to purchase in favor of the current lessee.
Rental payments due from real estate held for rental are as follows:
Year ending December 31, 2018	$166,516
2019	135,956
2020	89,039
Total	$391,511

5. Other Receivables
In June and July 2016, the Company sold two properties that it acquired through foreclosure. Both original mortgages were from the same borrower and were collateralized by property owned by a relative of the borrower. The proceeds from the sale of both properties in the aggregate were less than the carrying value of the properties, previously reflected in real estate owned. As of December 31, 2017 and 2016, the amount due from the borrower was $182,466 and $182,842, respectively. Since the value of the collateral was in excess of the amount due from the borrower, the Company reflected these amounts as “other receivable” in the accompanying balance sheets as of December 31, 2017 and 2016. The outstanding balance on the notes continued to accrue interest at the rate of 12% per annum and on March 9, 2018, the borrower paid this loan in full resulting in additional interest income of  $14,877.
6. Escrow Deposits
In the case of constructions loans, prior to closing, the Company will deposit the full amount of the loan with the closing attorney. Following the closing, the closing attorney will return the undisbursed funds to the Company.
7. Line of Credit and Mortgage Payable
Line of Credit
On December 18, 2014, the Company entered into a two-year revolving Line of Credit Agreement with Bankwell Bank (the “Bank”) pursuant to which the Bank agreed to advance up to $5 million (the

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

“Bankwell Credit Line”) against assignments of mortgages and other collateral requiring monthly payments of interest only. On December 30, 2015, the Bankwell Credit Line was amended to increase available borrowings to $7,000,000. On March 15, 2016, the Credit Line was amended again to increase available borrowings to $15,000,000. The interest rate on the Bankwell Credit Line is variable at 3% in excess of the Wall Street Journal prime rate (3.75% at December 31, 2016), but in no event less than 6.25%, per annum, on the money in use. On June 30, 2017, the Bankwell Credit Line was again amended. The amendments included the following: (i) an increase in the amount available to $20,000,000, (ii) interest would be calculated at the greater of  (x) 5.5% and (y) the three-month LIBOR Rate plus 4.50%; (iii) the maturity date of the Credit Line was extended to June 30, 2019. As of December 31, 2017, the interest rate on the Bankwell Credit Line was 6.19%.
The Bankwell Credit Line matures on June 30, 2019, at which time the entire unpaid principal balance and any accrued and unpaid interest are due and payable. The Company has the option to extend the term of the loan for the sole purpose of repaying the principal balance over a thirty-six-month period in equal monthly installments. The Bankwell Credit Line is secured by substantially all Company assets and is subject to borrowing base limitations and financial covenants including, maintaining a minimum fixed charge coverage ratio and maintaining minimum tangible net worth. In addition, among other things, provisions of the agreement prohibit Company merger, consolidation or disposal of assets or declaring and paying dividends in certain circumstances. The Company may prepay the balance due on the Bankwell Credit Line at any time, provided, however, if the credit line is refinanced with another lender, there is an “exit fee” of  $200,000.
JJV and each of the Company’s co-chief executive officers have, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of  $1,000,000 each. Each of the Company’s co-chief executive officers is required to maintain minimum ownership in the company (i.e., 500,000 common shares each).
Financing costs incurred for the Bankwell Credit Line were approximately $87,000 for the year ended December 31, 2017 and $65,000 for the year ended December 31, 2016. These costs are being amortized over the life of the Bankwell Credit Line, using the straight-line method. The amortization costs for the years ended December 31, 2017 and 2016 were $59,118 and $47,676, respectively.
At December 31, 2017 and 2016, the outstanding amount under the Bankwell Credit Line was $9,841,613 and $8,113,943, respectively.
Mortgage Payable
The Company also has a mortgage payable to Bankwell Bank, collateralized by land and a building purchased by the Company to be used as its primary business location. The property is in the early stages of renovation and the Company expects to move its operations to the new location in the fourth quarter of 2018. The original principal amount of the mortgage loan is $310,000 and bears interest at the rate of 4.52%. Interest and principal are payable in monthly installments of  $1,975 commencing in February 2017. The entire outstanding principal balance of the mortgage loan and all accrued and unpaid interest thereon is due and payable in January 2022.
Principal payments on the mortgage payable are due as follows:
Year ending December 31, 2018	$10,176
2019	10,645
2020	11,136
2021	11,650
2022	257,494
Total	$301,101

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

8. Members’ Equity
On the date of the Exchange, members’ equity is SCP was approximately $28.5 million. In the Exchange all such members’ equity was converted into common shares of the Company.
9. Commitments and Contingencies
Origination Fees
Loan origination fees consist of points, generally 2% – 5% of the original loan principal. Pursuant to SCP’s operating agreement, the Manager was entitled to 75% of loan origination fees. For the years ended December 31, 2017 and 2016, loan origination fees paid to the Manager were $52,902 and $636,260, respectively. These payments are amortized over the life of the loan for financial statement purposes and recognized as a reduction of origination fee income. After the Exchange, the Manager is no longer entitled to origination fee payments.
Original maturities of deferred revenue are as follows as of:
December 31,
2018	$686,182
2019	274,365
2020	147,853
Total	$1,108,400

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is generally recognized in full at the time of repayment. If the borrower is entitled to a partial refund of the origination fee collected in connection with a prepaid loan, the Company credits the refundable portion against the balance due on the loan. During the year ended December 31, 2017, approximately $74,000 of origination fees were refunded in connection with prepaid loans.
Loan Servicing Fees
Prior to the Exchange, the Manager was responsible for servicing SCP’s mortgage loan portfolio and for administration of the affairs of SCP for which it received compensation. At the Manager’s discretion, the loan servicing fee ranges from one-twelfth (1∕12th) of one-half percent (0.5%) to one percent (1.0%) of the loan portfolio, payable monthly and calculated based on total loans as of the first of each month. The percentage charged by the Manager was 1.0% for the year ended December 31, 2016.
For the years ended December 31, 2017 and 2016, loan servicing fees paid to the Manager were $32,778, and $295,035, respectively.
Other Manager Compensation
The Manager was also entitled to fees for other services performed such as inspection fees. For the years ended December 31, 2017 and 2016, fees remitted to the Manager for such services were $3,069 and $55,194, respectively.
Unfunded Commitments
At December 31, 2017, the Company is committed to an additional $3,356,143 in construction loans that can be drawn by the borrower when certain conditions are met.
Other
In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

property taxes. The Company actively monitors these actions and in all cases, there remains sufficient value in the subject property to assure that no loan impairment exists. At December 31, 2017, there were approximately eight of such properties, representing approximately $1.06 million of mortgages receivable.
10. Related Party Transactions
The Company currently leases office space, on a month-to-month basis, in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey Villano, the Company’s co-CEO. Rent and other facility related charges paid by the Company to Union News for the year ended December 31, 2017 was $18,000. The Company expects to move its operations to a new location, owned by the Company, in the fourth quarter of 2018. (See Note 7.)
Prior to the Exchange, SCP reimbursed the Manager for rent and other expenses paid by the Manager on its behalf. For the period beginning January 1, 2017 and ending February 8, 2017 such amount totaled $35,847 and for 2016 such amount totaled $350,229. In addition to rent, these amounts include other payments made by the Manager on SCP’s behalf including insurance premiums and real estate taxes in instances where SCP was been notified that the borrower is in default, costs of any actions (i.e., foreclosures) commenced by SCP to enforce its rights or collect amounts due from borrowers who were in default of their obligations to SCP as well as other costs that the Manager deemed appropriate to protects SCP’s interests. During 2017, the Manager paid salaries and payroll taxes on behalf of the Company totaling $12,223. For 2016, SCP reimbursed the Manager $20,392 for certain payroll and related costs. Unreimbursed costs advanced by the Manager on behalf of SCP as of December 31, 2017 and 2016 were $-0- and $64,794, respectively, and are included in due to member on the Company’s balance sheets as of those dates.
During the period beginning January 1, 2017 and ending February 8, 2017 and for the year ended December 31, 2016, SCP paid the Manager $52,902 and $636,260, respectively, representing the origination fees on loans funded by SCP in those years. (See Note 9.)
From time to time, the Manager would acquire certain troubled assets from third parties who are not existing SCP borrowers. In such instances, the Manager would borrow money from SCP to finance these acquisitions. As part of the Exchange, the Company acquired the notes evidencing these loans from SCP. The principal balance of the loans to the Manager at December 31, 2017 and 2016 were $1,104,022 and $1,229,022, respectively. The real estate purchased is held by the Manager in trust for the Company. The Company accounts for these arrangements as separate loans to the Manager. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow the Manager to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to the Manager. Neither SCP nor the Company made any loans to the Manager in 2016 or 2017. During the years ended December 31, 2017 and 2016, the Manager paid $134,452 and $166,193, respectively, of interest to the Company (or to SCP prior to the Exchange).
During the year ended December 31, 2016, the Company acquired a property from the Manager. This property has a cost basis of  $117,500 and is currently held for rental.
In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders (members in the case of loans funded prior to the Exchange). The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of December 31, 2017 and 2016, loans to former partners and now shareholders totaled $3,588,669 and $4,856,391, respectively. Interest income earned on these loans totaled $303,232 and $411,147 for the years ended December 31, 2017 and 2016, respectively.
During the year ended December 31, 2017, the Company originated then sold notes to a shareholder in the amount of  $2,750,000. Notes totaling $2,000,000 were repurchased by the Company and are classified as mortgages receivable at December 31, 2017. Prior to December 31, 2017, $723,478 was paid to the

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

Company for the benefit of the noteholder. This amount is reflected in our balance sheet as Due to note purchaser at December 31, 2017, and was paid to the noteholder in January 2018.
At December 31, 2017, total amounts owed by Manager to the Company was $22,977 and is reflected as other receivables on the Company’s balance sheet. At December 31, 2016, total amount owed by SCP to the Manager was $656,296. which is reflected as due to member on the Company’s balance sheets as of that date.
On February 9, 2017, the Company purchased computer hardware, software and furniture and fixtures totaling $92,806 from JJV.
During the year ended December 31, 2017, the wife of one of our executive officers was paid $75,000 for accounting and financial reporting services provided to the Company.
11. Concentration of Credit Risk
The Company makes loans that are secured by first mortgage liens on real property located primarily (approximately 89.5%) in Connecticut. This concentration of credit risk may be affected by changes in economic or other conditions of the geographic area.
12. Public Offerings – Underwriter Warrants
As mentioned above, in 2017, the Company consummated two public offerings – the IPO in February and a follow-on offering in October-November. (See Note 1.) In connection with the IPO, the Company issued to the underwriters warrants to purchase an aggregate of 130,000 common shares at an exercise price of  $6.25 per common share. These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on February 9, 2018 and expire on February 9, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $114,926. At December 31, 2017, all these warrants were outstanding.
In connection with the follow-on, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of  $5.00 per share. These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on October 24, 2018 and expire on October 24, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $131,728. At December 31, 2017, all these warrants were outstanding.
13. Subsequent Events
On February 6, 2018, the Company declared a dividend of  $.105 per share to be paid on February 27, 2018 to shareholders of record on February 16, 2018. The total amount of the dividend payment was $1,618,653. The dividend was paid with respect to the Company’s 2017 operations.
On March 6, 2018, a loan in foreclosure with a principal balance of  $250,000 was repaid in full.
On March 9, 2018, mortgage notes classified as other receivables on our balance sheet were paid in full. The total amount received by the Company was $187,466, which included interest income of  $14,877.
On March 16, 2018, the Company sold a mortgage note with a face amount of  $517,000 to a former partner and now shareholder. The Company will continue to service the note during its term.