Form 10-Q
period 2018-03-31
Sachem Capital Corp.
filed 2018-05-15
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to _________________________________________

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

As of May 14, 2018, the Issuer had a total of 15,415,737 common shares, $0.001 par value, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
Assets	(Unaudited)	(Audited)
Assets:
Cash	$562,508	$954,223
Escrow deposits	175,330	111,189
Mortgages receivable	68,613,043	62,166,937
Mortgages receivable, affiliate	969,457	1,104,022
Interest and fees receivable	779,516	645,493
Other receivables	59,158	234,570
Due from borrowers	370,241	451,795
Prepaid expenses	32,773	4,520
Property and equipment, net	496,172	501,819
Real estate owned	1,235,409	1,224,409
Deferred financing costs	136,002	95,560
Total assets	$73,429,609	$67,494,537

Liabilities and Shareholders' Equity
Liabilities:
Line of credit	$14,147,465	$9,841,613
Mortgage payable	298,569	301,101
Mortgage funding payable	2,000,000	-0-
Accounts payable and accrued expenses	158,838	390,758
Security deposit held	2,550	2,550
Advances from borrowers	733,287	519,764
Due to note purchaser	-0-	723,478
Deferred revenue	1,168,622	1,108,400
Accrued interest	-0-	40,592
Total liabilities	18,509,331	12,928,256

Shareholders' equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common shares - $.001 par value; 50,000,000 shares authorized; 15,415,737 issued and outstanding	15,416	15,416
Paid-in capital	53,315,772	53,315,772
Retained earnings	1,589,090	1,235,093
Total shareholders' equity	54,920,278	54,566,281
Total liabilities and shareholders' equity	$73,429,609	$67,494,537

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months
	Ended March 31,
	2018	2017
Revenue:
Interest income from loans	$1,962,373	$1,036,840
Origination fees, net	348,548	97,461
Late and other fees	34,096	29,982
Processing fees	33,130	24,925
Rental income, net	43,756	27,383
Other income	294,747	46,147
Gain on sale of real estate	-0-	26,478
Total revenue	2,716,650	1,289,216

Operating costs and expenses:
Interest and amortization of deferred financing costs	222,956	116,270
Compensation and related costs	245,575	-0-
Compensation to manager	-0-	35,847
Professional fees	116,322	83,739
Other fees and taxes	34,480	105,839
Depreciation	7,634	5,156
General and administrative expenses	98,033	45,587
Excise tax	19,000	-0-
Total operating costs and expenses	744,000	392,438
Net income	$1,972,650	$896,778

Basic and diluted net income per common share outstanding:
Basic	$0.13	$0.06	*
Diluted	$0.13	$0.06	*

Weighted average number of common shares outstanding:
Basic	15,415,737	11,103,237
Diluted	15,415,737	11,103,237

* Basic and diluted net income per common share outstanding and weighted average number of common shares outstanding are calculated for the period beginning February 9, 2017 (i.e., the effective date of the company’s initial public offering) and ending March 31, 2017.

The accompanying notes are an integral part of these financial statements.

2

  SACHEM CAPITAL CORP.

  STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

  FOR THE THREE MONTHS ENDED MARCH 31, 2018 (unaudited)

	Common Shares	Amount	Additional Paid in Capital	Retained Earnings
Beginning balance, January 1, 2018	15,415,737	$15,416	$53,315,772	$1,235,093

Dividends paid				(1,618,653)

Net income				1,972,650
Balance, March 31, 2018	15,415,737	$15,416	$53,315,772	$1,589,090

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Three Months
	Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,972,650	$896,778
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	14,558	14,559
Depreciation expense	7,634	5,156
Gain on sale of real estate	-0-	(26,478)
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposit	(64,141)	(596,070)
Interest and fees receivable	(134,023)	(19,495)
Other receivables	256,966	4,611
Prepaid expenses	(28,253)	(32,260)
(Decrease) increase in:
Due to member	-0-	(630,728)
Due to note purchaser	(723,478)	-0-
Accrued interest	(40,771)	(11,315)
Accrued expenses	(231,740)	314,870
Deferred revenue	60,222	112,310
Advances from borrowers	213,522	307,543
Total adjustments	(669,504)	(557,297)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,303,146	339,481

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	-0-	90,123
Acquisitions of and improvements to real estate owned	(11,000)	(18,482)
Purchase of furniture and equipment	(1,987)	(102,327)
Security deposit	-0-	(32,000)
Principal disbursements for mortgages receivable	(10,345,784)	(10,091,528)
Principal collections on mortgages receivable	6,034,243	3,938,601
NET CASH USED FOR INVESTING ACTIVITIES	(4,324,528)	(6,215,613)

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	13,288,435	7,595,766
Repayment of line of credit	(8,982,583)	(11,559,609)
Principal payments on mortgage payable	(2,532)	(1,657)
Proceeds from IPO	-0-	13,000,000
Dividends paid	(1,618,653)
Pre-offering costs incurred	-0-	(1,544,197)
Financing costs incurred	(55,000)	(13,650)
Member contributions	-0-	653,646
Member distributions	-0-	(2,460,125)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,629,667	5,670,174

NET DECREASE IN CASH	(391,715)	(205,958)

CASH – BEGINNING OF PERIOD	954,223	1,561,863

CASH – END OF PERIOD	$562,508	$1,355,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION

Interest paid	$208,398	$101,711

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2017, the Company issued notes payable in the amount of $169,338 for the acquisition of mortgages receivable.

On February 8, 2017, Sachem Capital Partners, LLC transferred all its assets and liabilities to the Company in exchange for 6,283,237 shares of the Company’s Common stock.

During the three months ended March 31, 2018 the Company incurred a mortgage funding payable in the amount of $2,000,000 in connection with the acquisition of mortgages receivable.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

1.	The Company

Sachem Capital Corp. (the “Company”) was formed under the name HML Capital Corp. in January 2016 under the State of New York Business Corporation Law. On February 8, 2017, the Company completed an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”), a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010. In the Exchange SCP transferred all its assets to the Company for 6,283,237 of the Company’s common shares and the assumption by the Company of all of SCP’s liabilities. Prior to the consummation of the Exchange, the Company was not engaged in any business or investment activities and had only nominal assets and no liabilities. Prior to the Exchange, SCP was managed by JJV, LLC (the “Manager”), a Connecticut limited liability company and related party.

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

In addition, on October 27, 2017, the Company issued and sold 3,750,000 common shares in an underwritten follow-on public offering at an offering price per share of $4.00. On November 3, 2017, the Company issued and sold an additional 562,500 common shares upon exercise of the underwriters’ over-allotment option. The gross proceeds from the offering were $17.25 million and the net proceeds, after deducting underwriting discounts and commissions and other offering expenses, from the sale of the common shares were approximately $15.3 million.

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

The accompanying statements of operations and cash flows include the results of operations of SCP from January 1, 2017 through February 8, 2017, until the consummation of the Exchange.

2.	Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider its past experience, (b) the Company’s projections regarding future operations, and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.

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

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of March 31, 2018.

Property and Equipment

Property and equipment principally consists of land and building acquired in December 2016, to house the Company’s office facilities and is stated at cost. The building will be depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

Revenue Recognition

Interest income from the Company’s loan portfolio is earned, over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears.

Origination fee revenue is recognized ratably over the contractual life of the loan in accordance with ASC 310.

Deferred Financing Costs

Costs incurred in connection with the Company’s line of credit, as discussed in Note 6 below, are amortized over the term of the line of credit, using the straight-line method.

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

Prior to the Exchange, the Company’s business was conducted by SCP, a limited liability company.  Accordingly, earnings per share for the three months ended March 31, 2017 does not include the net income per share for the period prior to the Exchange.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017.  This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance.  Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014.  Exclusions from the scope of this guidance include revenues resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases.  The Company adopted the ASU effective January 1, 2018.  The Company evaluated the applicability of this guidance, considering the scope exceptions, and concluded that the adoption does not have an effect on its financial statements, primarily due to the new guidance not applying to revenue resulting from loans and lease contracts.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
MARCH 31, 2018

3.	Mortgages Receivable

Mortgages Receivable

The Company offers secured non-banking loans to real estate investors to fund their acquisition and construction of properties located mainly in Connecticut. The loans are principally secured by first mortgages on real estate and, generally, are also personally guaranteed by the borrower or its principals. The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the quarters ended March 31, 2018 and 2017, the aggregate amounts of loans funded by the Company were $10,345,784 and $10,091,528, respectively, offset by principal repayments of $6,034,243 and $3,938,601, respectively.

At March 31, 2018, the Company’s portfolio included closed loans ranging in size from $15,000 to $2,000,000 with stated interest rates ranging from 9.5% to 12.0% and a default interest rate for non-payment of 18%.

At March 31, 2018, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one to three years. In some cases, the Company has agreed to extend the term of the loans. A loan that is extended is treated as a new loan. However, prior to granting an extension, the loan underwriting process is repeated.

In November 2016, the Company purchased a mortgage note at a discount of $74,954 and then subsequently refinanced the note obtaining additional collateral and payment terms consistent with similar notes held by the Company. The discount is being amortized over the three-year life of the refinanced loan. During the three months ended March 31, 2017, JJV determined to exercise its option to share in 75% of this discount in the amount of $55,390. Amortization of this discount was $1,630 and $1,630, for the periods ended March 31, 2018 and 2017, respectively.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2018 and December 31, 2017:

Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
March 31, 2018	$44,179,820	$18,831,376	$5,755,939	$815,365	$69,582,500
December 31, 2017	$43,855,827	$12,480,612	$6,676,060	$258,460	$63,270,959

The following is the maturities of mortgages receivable as of March 31:

2018	$29,865,388
2019	21,856,270
2020	11,787,324
2021	6,073,518
Total	$69,582,500

At March 31, 2018, of the 366 mortgage loans in the Company’s portfolio, 13 were treated by the Company as “non-performing”, typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of March 31, 2018 was approximately $ 3.5 million. At March 31, 2018, all non-performing loans were referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of March 31, 2018, real estate owned totaled $1,235,409 and is held for rental purposes. There is no valuation allowance on the real estate owned.

5.	Escrow Deposits

As of March 31, 2018 and December 31, 2017, escrow deposits in the amount of $175,330 and $111,189, respectively, consist of funds due to the Company from closed construction mortgages. Closing counsel returns these funds to the Company post-closing, then these funds are held by the Company and available to the borrower when specific progress goals during the construction process are met.

6.	Line of Credit and Mortgage Payable

Line of Credit

On December 18, 2014, SCP entered into a two-year revolving Line of Credit Agreement with Bankwell Bank (the “Bank”) pursuant to which the Bank agreed to advance up to $5 million (the “Bankwell Credit Line”) against assignments of mortgages and other collateral requiring monthly payments of interest only. On December 30, 2015, the Bankwell Credit Line was amended to increase available borrowings to $7,000,000. On March 15, 2016, the Bankwell Credit Line was amended again to increase available borrowings to $15,000,000. In connection with the Exchange, the Company assumed all of SCP’s obligations to Bankwell and entered into a new agreement with Bankwell, the material terms of which are substantially identical to the terms of the agreement between the SCP and Bankwell. The interest rate on the Bankwell Credit Line is variable at 3% in excess of the Wall Street Journal prime rate but in no event less than 6.25%, per annum, on the money in use. On June 30, 2017, the Bankwell Credit Line was again amended. The amendments included the following: (i) an increase in the amount available to $20,000,000, (ii) interest would be calculated at the greater of  (x) 5.5% and (y) the three-month LIBOR Rate plus 4.50%; (iii) the maturity date of the Bankwell Credit Line was extended to June 30, 2019. As of March 31, 2018, the interest rate on the Bankwell Credit Line was 6.19%.

The Bankwell Credit Line was scheduled to mature on June 30, 2019, at which time the entire unpaid principal balance and any accrued and unpaid interest were due and payable. The Company had the option to extend the term of the loan for the sole purpose of repaying the principal balance over a thirty-six-month period in equal monthly installments. The Bankwell Credit Line was secured by substantially all Company assets and was subject to borrowing base limitations and financial covenants including, maintaining a minimum fixed charge coverage ratio and maintaining minimum tangible net worth. In addition, among other things, provisions of the agreement prohibited Company merger, consolidation or disposal of assets or declaring and paying dividends in certain circumstances. The Company could prepay the balance due on the Bankwell Credit Line at any time, provided, however, if the credit line is refinanced with another lender, there is an “exit fee” of $200,000.

JJV and each of the Company’s co-chief executive officers had, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of $1,000,000 each. Each of the Company’s co-chief executive officers was required to maintain minimum ownership in the Company (i.e., 500,000 common shares each).

At March 31, 2018, the outstanding amount under the Bankwell Credit Line was $14,147,465.

See Note 11 below regarding the refinancing of the Bankwell Credit Line.

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

Principal payments on the mortgage payable are due as follows:

Year ending December 31, 2018	$10,176
2019	10,645
2020	11,136
2021	11,650
2022	254,962
Total	$298,569

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

7.	Mortgage Funding Payable

On March 29, 2018, the Company agreed to purchase two loans, made to a single borrower, from an unrelated financial institution for $2,000,000. Actual funding was subject to obtaining certain required approvals and delivery of the complete original mortgage files. As a result, the Company recorded a Mortgage Funding Payable of $2,000,000 at March 31, 2018.

8.	Other income

At March 31, 2018 and 2017, other income consists of the following:

	2018	2017
Income on borrower charges	$60,245
Lender fees	138,495	$13,960
In-house legal fees	34,900	7,000
Modification fees	45,025
Other income	16,082	25,187
Total	$294,747	$46,147

9.	Commitments and Contingencies

Loan Brokerage Commissions/Origination Fees Paid to JJV

Loan origination fees consist of points, generally 2%-5% of the original loan principal. Pursuant to the Company’s operating agreement and prior to the Exchange, JJV is entitled to 75% of loan origination fees. For the three months ended March 31, 2017, loan origination fees paid to JJV were $79,341. These payments are amortized over the life of the loan for financial statement purposes and recognized as a reduction of origination fee income. After the Exchange, JJV is no longer entitled to origination fee payments.

Original maturities of deferred revenue are as follows as of:

December 31,
2019	$727,428
2020	306,884
2021	134,310
Total	$1,168,622

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full.

Loan Servicing Fees

JJV administered the servicing of the Company’s loan portfolio. At JJV’s discretion, the loan servicing fee ranged from one-twelfth (1/12th) of one-half percent (0.5%) to one percent (1.0%) of the Company’s loan portfolio, payable monthly and calculated based on total loans as of the first of each month. The percentage charged by JJV was 1.0% for the March 31, 2017 period up to the date of the Exchange. After the Exchange, JJV is no longer entitled to loan servicing fees.

For the three months ended March 31, 2017, loan servicing fees paid to JJV were $32,778.

Unfunded Commitments

At March 31, 2018, the Company is committed to an additional $3,811,439 in construction loans that can be drawn by the borrower when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, there remains sufficient value in the subject property to assure that no loan impairment exists.

10.	Related Party Transactions

The Company currently leases office space, on a month-to-month basis, in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey Villano, the Company’s co-CEO. Rent and other facility related charges paid by the Company to Union News for the three months ended March 31, 2018 and 2017 was $4,500 and $1,500 (for the period beginning February 9, 2017 to March 31, 2017), respectively. The Company expects to move its operations to a new location, owned by the Company, in the fourth quarter of 2018.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

Prior to the Exchange, SCP reimbursed the Manager for rent and other expenses paid by the Manager on its behalf. For the period beginning January 1, 2017 and ending February 8, 2017, such amount totaled $35,847. In addition to rent, these amounts include other payments made by the Manager on SCP’s behalf including insurance premiums and real estate taxes in instances where SCP was notified that the borrower is in default, costs of any actions (i.e., foreclosures) commenced by SCP to enforce its rights or collect amounts due from borrowers who were in default of their obligations to SCP as well as other costs that the Manager deemed appropriate to protects SCP’s interests. For the period beginning January 1, 2017 and ending February 8, 2017, the Manager paid salaries and payroll taxes on behalf of the Company totaling $12,223. Unreimbursed costs advanced by the Manager on behalf of SCP as of March 31, 2017 were $4,905 and are included in other receivables on the Company’s balance sheet.

During the period beginning January 1, 2017 and ending February 8, 2017, SCP paid the Manager $52,902 representing origination fees on loans funded by SCP during the period.

From time to time, the Manager would acquire certain troubled assets from third parties who are not existing SCP borrowers. In such instances, the Manager would borrow money from SCP to finance these acquisitions. As part of the Exchange, the Company acquired the notes evidencing these loans from SCP. The principal balance of the loans to the Manager at March 31, 2018 was 969,457. The real estate purchased is held by the Manager in trust for the Company. The Company accounts for these arrangements as separate loans to the Manager. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow the Manager to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to the Manager. During the three months ended March 31, 2018 the Company did not make any loans to the Manager. During the three months ended March 31, 2018 and 2017, the Manager paid $32,847 and $35,745, respectively, of interest to the Company (or to SCP prior to the Exchange).

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders (members in the case of loans funded prior to the Exchange). The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of March 31, 2018, loans to former partners and now shareholders totaled $4,879,228. Interest income earned on these loans totaled $87,200 and $35,745 for the periods ended March 31, 2018 and 2017, respectively.

During the year ended December 31, 2017, the Company originated then sold notes to a shareholder in the amount of $2,750,000. Notes totaling $2,000,000 were repurchased by the Company and are classified as mortgages receivable at December 31, 2017. Prior to December 31, 2017, $723,478 was paid to the Company for the benefit of the noteholder. This amount is reflected in our balance sheet as Due to note purchaser at December 31, 2017 and was paid to the noteholder in January 2018.

At both March 31, 2018 and December 31, 2017, total amounts owed by the Manager to the Company was $22,977 and is reflected as other receivables on the Company’s balance sheet.

On February 9, 2017, the Company purchased computer hardware, software and furniture and fixtures totaling $92,806 from JJV.

For the periods ended March 31, 2018 and 2017, the wife of one of our executive officers was paid $18,750 and $-0-, respectively, for accounting and financial reporting services provided to the Company.

11.	Subsequent Events

On April 2, 2018, the Company declared a dividend of $.105 per share to be paid on April 19, 2018 to shareholders of record on April 12, 2018. The total amount of the dividend payment was $1,618,653.

On April 27, 2018, the Company sold a mortgage note with a face amount of $1,200,000 to a former partner and now shareholder. The Company will continue to service the note during its term.

On May 11, 2018, the Company entered into an agreement with Webster Business Credit Corporation, Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) under which the Lenders agreed to provide the Company with a $35 million revolving credit facility to replace the Bankwell Credit Line, which has now been repaid in full and terminated. The new credit facility is secured by a first priority lien on substantially all of the Company’s assets. Amounts outstanding under the new credit facility will bear interest at a floating rate equal to the 30-day LIBOR rate plus 4.00% per annum, and will be due and payable on May 11, 2022. Pursuant to the terms of the agreement governing the new credit facility, the Company may draw up to 75% of its “Eligible Mortgage Loans,” as defined. As of the Closing Date, Eligible Mortgage Loans totaled approximately $47.7 million. The loan agreement governing the new credit facility contains provisions regarding defaults and events of default, representations and warranties and affirmative, negative and financial covenants that are typical of transactions of this sort.

No termination fee was paid with respect to the Bankwell Credit Line as a result of the refinancing.

Management has evaluated subsequent events through May 15, 2018 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

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

In February 2017, we completed our IPO in which we sold 2.6 million common shares at $5.00 per share, or $13 million of gross proceeds. The net proceeds from the IPO were approximately $11.1 million. The primary purpose of the IPO was to raise additional equity capital to fund mortgage loans and expand our mortgage loan portfolio. The IPO was also intended to diversify our ownership so that we could qualify, for federal income tax purposes, as a real estate investment trust, or REIT. Initially, we used the net proceeds from the IPO to reduce to zero the outstanding balance on the Bankwell credit facility, which, at the time, was $10.8 million. Since the IPO, our business has grown substantially. By the end of the first quarter of 2017, we had used the balance of the net proceeds from the IPO to fund new loans and the outstanding balance on the Bankwell credit facility was approximately $4.15 million. In order to address our need for additional capital, we entered into a modification agreement with Bankwell, which, among other things, increased the size of the Bankwell credit facility to $20 million, effectively reduced the interest rate on the outstanding balance and extended the term of the facility to June 30, 2019. In addition, in November 2017 we completed another public offering of our common shares in which we sold 4,312,500 shares at a public offering price of  $4.00 per share. The net proceeds from this offering, approximately $15.3 million, were used immediately to reduce the outstanding balance of the Bankwell credit facility. At March 31, 2018, the outstanding balance on the Bankwell credit facility was approximately $14.1 million and we also had $3.8 million of unfunded commitments under construction loans. In May 2018, we replaced the Bankwell credit facility with a $35 million credit facility funded by Webster Business Credit Corporation, Bankwell Bank and Berkshire Bank.

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

Operational and Financial Overview

Since commencing operations in 2010 through March 31, 2018, we have made an aggregate of 728 loans, which includes renewals and extensions of existing loans. At March 31, 2018, (i) our loan portfolio included 366 mortgage loans, with individual principal loan amounts ranging from $15,000 to $2.0 million and an aggregate loan amount of approximately $69.6 million, (ii) the average original principal amount of the mortgage loans in the portfolio was $190,000 and the median mortgage loan amount was $125,000 and (iii) approximately 82% of the mortgage loans had a principal amount of $250,000 or less. In comparison, at March 31, 2017, (i) our loan portfolio included 245 loans, with individual principal loan amounts ranging from $21,000 to $1.1 million and an aggregate loan amount of approximately $40.1 million, (ii) the average original principal amount of the loans in the portfolio was $164,000 and the median loan amount was $112,338 and (iii) approximately 83% of the loans had a principal amount of $250,000 or less. At March 31, 2018 and 2017, unfunded commitments for future advances under construction loans totaled approximately $3.8 million and $3.1, respectively.

Similarly, our revenues and net income have been growing. For the first quarter of 2018, revenues and net income were approximately $2.7 million and $2.0, respectively. For the first quarter of 2017, revenues and net income were approximately $1.3 million and $897,000, respectively. We cannot assure our shareholders that we will be able to sustain these growth rates indefinitely.

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

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 80.3% vs. 19.7% of our total capitalization at March 31, 2018) and the interest rate on the Bankwell credit facility was 6.19% per annum. As of March 31, 2018, the annual yield on our loan portfolio was 12.19% per annum. The yield has remained steady over the past few years as older loans come due and are either being repaid or refinanced at similar rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees, default rates of interest and late payment fees. We expect our borrowing costs to continue to increase in 2018 as interest rates continue to increase. To date, we have not raised rates on our loans to match the recent increases in our borrowing rate. After considering the pros and cons of increasing our rates, considering our relatively low level of debt and cost of funds, we believe the better strategy is to focus on building market share rather than short-term profits and cash flow, although this strategy could adversely impact our profits and cash flow in the short-term. In addition, we seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year, whenever possible. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. However, if interest rates continue to increase, we may find it necessary to change our strategy and try to increase the rates on our mortgage loans as well. If we are successful, this may undermine our strategy to increase market share. If we are not successful, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure investors that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. From our inception in December 2010 through March 31, 2018, we made an aggregate of 728 mortgage loans having an aggregate original principal amount of $131.0 million. Until 2015, we never had a situation where a borrower was unable to service a loan during its term or unable to repay the entire outstanding balance, interest and principal, in full at maturity.

At March 31, 2018, of the 366 mortgage loans in our portfolio, 13 are treated by us as “non-performing”, typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of March 31, 2018 was approximately $3.5 million. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, we believe the value of the collateral exceeds the outstanding balance on the loan.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Bankwell credit facility, we may not incur any additional indebtedness exceeding $100,000 in the aggregate without Bankwell’s consent. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At March 31, 2018, debt proceeds represented approximately 20.0% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

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

The Bankwell credit facility was a $20 million revolving credit facility that we used to fund the loans we originated. Assuming we were not then in default under the terms of the Bankwell credit facility, upon its expiration, we had the option to repay the outstanding balance, together with all accrued interest thereon in 36 equal monthly installments beginning July 30, 2019.

The Bankwell credit facility was secured by assignment of notes and mortgages and other collateral and was jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, CPA, our co-chief executive officers. The liability of each guarantor was capped at $1 million. As of March 31, 2018, we estimated that loans having an aggregate principal amount of approximately $30.0 million, representing approximately 44% of our mortgages receivable, satisfied all of the eligibility requirements set forth in the Bankwell credit facility. As of March 31, 2018, the total amount outstanding under the Bankwell credit facility was approximately $14.1 million.

In May 2018, we replaced the Bankwell credit facility with a $35 million credit facility funded by Webster Business Credit Corporation, Bankwell Bank and Berkshire Bank. (See Part II – Item 5 of this Report).

Corporate Reorganization and REIT Qualification

Our operating expenses have increased significantly as a result of the IPO due to various factors including our conversion from a limited liability company to a regular C corporation, operating as a REIT, our status as a publicly-held reporting company and growth in our operations. As a corporation, we incur various costs and expenses that we did not have as a limited liability company, such as director fees, directors’ and officers’ insurance and state and local franchise taxes and we incur significant compensation and other employee-related costs for services rendered by our senior executive officers. Moreover, because of various laws, rules and regulations that prohibit or severely limit our ability to enter into agreements with related parties, certain operating expenses, such as rent, have increased as well. Finally, we anticipate increases in professional fees, filing fees, printing and mailing costs, exchange listing fees, transfer agent fees and other miscellaneous costs related to our compliance with various laws, rules and regulations applicable to REITs and a publicly-held reporting company. For example, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Also, as a public reporting company, we must establish and maintain effective disclosure and financial controls. As a result, we may need to hire additional accounting and finance personnel with appropriate public company experience and technical accounting knowledge, which will also increase our operating expenses.

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

Results of operations

We were formed in January 2016 and, prior to the consummation of the Exchange, had not engaged in any business activity. Except as otherwise stated, the results of operations discussed below for the quarter ended March 31, 2017, include those of SCP for the portion of the period prior to the consummation of the Exchange on February 8, 2017. Given the significant changes to our operations in the first quarter of 2017, comparisons of operating results in 2018 and 2017 may not be appropriate.

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Total revenue

Total revenue for the three months ended March 31, 2018 was approximately $2.7 million compared to approximately $1.3 million for the three months ended March 31, 2017, an increase of $1.4 million, or 111%. The increase in revenue represents an increase in lending operations. For the 2018 period, interest income was approximately $2.0 million, net origination fees were approximately $349,000 and other income was approximately $295,000. In comparison, for the three months ended March 31, 2017, interest income was approximately $1.04 million, net origination fees were approximately $97,500 and other income was approximately $46,000. Prior to the completion of the IPO, 75% of gross origination fees were paid to JJV, LLC, SCP’s managing member. Accordingly, from January 1, 2017 through February 8, 2017, net origination fee income is net of the amounts payable to JJV and other adjustments. From and after February 9, 2017, JJV is no longer entitled to any payments from us (other than dividends paid to it in its capacity as a shareholder of Sachem Capital Corp.).

Operating costs and expenses

Total operating costs and expenses for three months ended March 31, 2018 were $744,000 compared to approximately $392,000 for the three months ended March 31, 2017 period, an increase of approximately 90%. The increase in operating costs and expenses is primarily attributable to the increase in our lending operations as well as a change in our status from a limited liability company to a publicly-held real estate investment trust (REIT) subject to the reporting requirements of the Securities and Exchange Act of 1934. Interest expense and amortization of deferred financing costs for the three months ended March 31, 2018 were approximately $223,000 compared to approximately $116,000 for the same period in 2017, an increase of approximately 92.2%, reflecting the increase in the amount outstanding under the Bankwell credit facility. Compensation and related costs for the three months ended March 31, 2018 was approximately $246,000 compared to approximately -$0- for the same period in 2017. However, this was offset, in part, by a decrease in compensation to manager to -$0- in 2018 compared to approximately $36,000 in 2017. As a result of our status as a public company, for the three months ended March 31, 2018, we experienced increases in professional fees (approximately $116,000 in 2018 compared to approximately $84,000 for the same period in 2017) and general and administrative expenses (approximately $98,000 in 2018 compared to approximately $46,000 for the same period in 2017). Depreciation for the three months ended March 31, 2018 was $7,634 compared to $5,156 for the same period in 2017. In addition, for the three months ended March 31, 2018, we incurred excise tax of  $19,000 compared to -$0- for the same period in 2017, because we failed to distribute 85% of our 2017 taxable income in 2017. The foregoing expenses were offset by a decrease in other fees and taxes (approximately $34,000 in 2018 compared to approximately $106,000 in 2017).

Net Income

Net income for the three months ended March 31, 2018 was approximately $2.0 million, or $.13 per share, compared to approximately $897,000, or $0.06 per share for the three months ended March 31, 2017. Since we were operating as a limited liability company prior to the IPO, the net income per share data for the three months ended March 31, 2017 does not include the net income per share for the period prior to the IPO from January 1, 2017 through February 8, 2017.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2018 was approximately $1.3 million compared to approximately $339,000 for the three months ended March 31, 2017. The increase in net cash provided by operating activities in the 2018 period is primarily attributable to an increase of approximately $1.1 million in net income, a decrease of approximately $252,000 in other receivables, an increase of approximately $631,000 in due to member and a decrease of approximately $532,000 in escrow deposits, offset by an increase of approximately $115,000 in interest and fees receivable, a decrease of approximately $574,000 in accrued expenses and a decrease of approximately $723,000 in due to note purchaser.

Net cash used for investing activities for the three months ended March 31, 2018 was approximately$4.3 million compared to approximately $6.2 million for same 2017 period. The decrease in cash used for investing activities for the March 2018 period is primarily due to increased collections on mortgages receivable of $2.1 million compared to the March 2017 period.

Net cash provided by financing activities for the three months ended March 31, 2018 was approximately $2.6 million compared to approximately $5.7 million for the three months ended March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2018 primarily consists of net proceeds from the Bankwell credit facility of approximately $4.3 million offset by dividends paid of approximately $1.6 million, while net cash provided by financing activities for the three months ended March 31, 2017, consists primarily of net proceeds from the IPO of approximately $11.5 million and member contributions of approximately $653,000 offset by net payments of the Bankwell credit facility of approximately $4.0 million and members distributions of approximately $2.5 million.

In May 2018, we replaced the Bankwell credit facility with a $35 million credit facility funded by Webster Business Credit Corporation, Bankwell Bank and Berkshire Bank. (See Part II – Item 5 of this Report).

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and payments for usual and customary operating and administrative expenses, such as employee compensation, rent, sales, marketing expenses and dividends. Based on this analysis, we believe that our current cash balances, the amount available to us under our new credit facility, described below, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of new mortgage loans. Funding for long-term cash needs will come from our cash on hand, operating cash flows, and unused capacity of our new credit facility or any replacement thereof.

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

Contractual Obligations

As of March 31, 2018, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$8,689	$8,021	$668	$—	$—
UUnfunded portions of outstanding construction loans	3,811,439	3,811,439	—	—	—
Unfunded loan commitments	-0-	-0-	-0-
Total contractual obligations	$3,820,128	$3,819,460	$668	$—	$—

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

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	OTHER INFORMATION

On May 11, 2018 (the “Closing Date”), we entered into an agreement with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) under which the Lenders agreed to provide us with a $35 million revolving credit facility to replace the Bankwell credit facility, which has now been repaid in full and terminated. The new credit facility is secured by a first priority lien on substantially all our assets. Amounts outstanding under the new credit facility will bear interest at a floating rate equal to the 30-day LIBOR rate plus 4.00% per annum and will be due and payable on May 11, 2022.

Pursuant to the terms of the agreement governing the new credit facility, we may draw up to 75% of our “Eligible Mortgage Loans,” which are defined as mortgage loans secured by a first mortgage lien on real property as to which (a) certain representations and warranties are correct, (b) the loan-to-value ratio is not greater than seventy percent (70%), (c) the principal amount of such mortgage loan does not exceed $1.5 million ($4 million in the case of related borrowers), (d) (i) with respect to mortgage loans made prior to the Closing Date, the mortgage note has a stated maturity that does not exceed thirty-six (36) months and does not provide for, or have, any extension beyond thirty-six (36) months from the original due date of such mortgage note (ii) with respect to Mortgage Loans made on or after the Closing Date, the mortgage note has a stated maturity that does not exceed twenty-four (24) months and does not provide for, or have, any extension beyond twenty-four (24) months from the original due date of such mortgage note and (e) the mortgage file has been delivered to WBCC, the Agent for the Lenders and (f) that were approved by Agent in its “permitted discretion” for inclusion as collateral. Mortgage loans secured by non-residential properties are excluded. As of the Closing Date, Eligible Mortgage Loans totaled approximately $47.7 million.

Under the terms of the new credit facility, we, or a loan subsidiary, may enter into a separate loan transaction with one or more third party financial institution(s), which is secured by a lien on the commercial loans in our portfolio. As of March 31, 2018, we had approximately $16.5 million of commercial loans in our portfolio.

Events of default under the terms of the new credit facility include: (i) failure to timely pay amounts due; (ii) breach of covenants and other agreements; (iii) material misrepresentations; (iv) bankruptcy or insolvency; (v) failure to deliver reports on time; (vi) change in control or change in management and (vii) material adverse changes to our business.

In connection with the new credit facility we made various representations and warranties, which are typical of transactions of this type including those relating to our authority to enter into the transaction, our organization and qualification, the filing of tax returns and the payment of taxes, the completeness and accuracy of our financial statements, our compliance with laws, rules and regulations relating to our employees, the workplace and the environment, our solvency, our indebtedness and liabilities; our intellectual property; the status of our material agreements, that we are not in default of any material agreements, that we have no labor disputes and our status as a REIT.

We also agreed to various affirmative and negative and financial covenants typical of transactions of this type. The financial covenants include maintaining (i) a minimum tangible net worth of not less than $52 million, (ii) a fixed charge coverage ratio of not less than 1.25:1 and (iii) a senior funded debt to tangible net worth ratio of not more than 2:1.

We are also obligated to provide the lenders with various reports and schedules including unaudited quarterly and audited annual financial statements, an annual budget and a borrowing base certificate. If we fail to provide these reports on a timely basis, we are subject to late fees of $150/day/report.

Finally, in addition to interest, we are responsible for the following additional fees: (i) unused line fee of 0.375% per annum, payable quarterly, (ii) the Agent’s fee of 0.25% per annum computed on the actual outstanding balances, payable monthly, (iii) a collateral evaluation fee of $2,500 per month; and (iv) a computer access fee of $150 per month. Other periodic charges include audit fees of $950/day/person, 2-4 times per year.

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Form of Representative’s Warrants (5)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4.1	Amended and Restated Revolving Note, dated March 15, 2016, in the principal amount of $15,000,000 (1)
10.4.2	Form of Second Amended and Restated Commercial Revolving Loan and Security Agreement, February 8, 2017, among Bankwell Bank, as Lender, and Sachem Capital Partners, LLC, as Existing Borrower, and Sachem Capital Corp., as Borrower (1)
10.4.3	Guaranty Agreement, dated December 18, 2014 (1)
10.4.4	Form of Second Reaffirmation of Guaranty Agreement, dated February 8, 2017 (1)
10.4.5	Amended and Restated Revolving Note, dated June 30, 2017, in the principal amount of $20,000,000 (3)
10.4.6	Modification of Second Amended and Restated Commercial Revolving Loan and Security Agreement, dated as of June 30, 2017, among Bankwell Bank (as lender), Sachem Capital Corp. (as borrower), and John L. Villano, Jeffrey C. Villano and JJV, LLC, (as guarantors) (3)
10.4.7	Third Reaffirmation of Guaranty Agreement, dated June 30, 2017 (3)
10.5	Credit and Security Agreement, dated as of May 11, 2018, by and among Sachem Capital Corp. (as borrower) and Webster Business Credit Corporation (“WBCC”), Bankwell Bank (“Bankwell”) and Berkshire Bank (“Berkshire”) (collectively, the lenders) for a $35 million revolving credit facility *
10.5.1	Final Form of Revolving Credit Note issued to each of WBCC, Bankwell and Berkshire, dated May 11, 2018, in the principal amounts of $13,750,000, $13,750,000 and $7,500,000, respectively. *
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K on July 6, 2017 and incorporated herein by reference.

(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.

(5)	Previously filed on December 23, 2016, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018	SACHEM CAPITAL CORP.

	By:	/s/ Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Office
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ John L. Villano
John L. Villano, CPA
Co-Chief Executive Office and Chief Financial Officer
(Principal Financial Officer)

