Form 10-Q
period 2018-06-30
Sachem Capital Corp.
filed 2018-08-14
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ____________________________________

Commission File Number: 001-37997

SACHEM CAPITAL CORP.

(Exact name of registrant as specified in its charter)

New York

(State or other jurisdiction of incorporation or organization)

23 Laurel Street, Branford, CT 06405

(Address of principal executive offices)

(203) 433-4736

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report)

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

As of August 13, 2018, the Issuer had a total of 15,436,914 common shares, $0.001 par value, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to various risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets:
Cash	$2,221,209	$954,223
Escrow deposits	-	111,189
Mortgages receivable	71,408,038	62,166,937
Mortgages receivable, affiliate	969,457	1,104,022
Interest and fees receivable	1,122,580	645,493
Other receivables	53,740	234,570
Due from borrowers	207,156	451,795
Prepaid expenses	46,860	4,520
Property and equipment, net	482,137	501,819
Real estate owned	2,724,819	1,224,409
Deposits on property	18,000	-
Deferred financing costs	636,913	95,560
Total assets	$79,890,909	$67,494,537

Liabilities and Shareholders' Equity:
Liabilities:
Line of credit	$22,145,106	$9,841,613
Mortgage payable	296,082	301,101
Accounts payable and accrued expenses	103,607	390,758
Security deposit held	2,550	2,550
Advances from borrowers	469,598	519,764
Due to note purchaser	-	723,478
Deferred revenue	1,236,907	1,108,400
Accrued interest	125,253	40,592
Total liabilities	24,379,103	12,928,256

Shareholders' equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common shares - $.001 par value; 50,000,000 shares authorized; 15,415,737 issued and outstanding	15,416	15,416
Paid-in capital	53,315,772	53,315,772
Retained earnings	2,180,618	1,235,093
Total shareholders' equity	55,511,806	54,566,281
Total liabilities and shareholders' equity	$79,890,909	$67,494,537

The accompanying Notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Revenue:
Interest income from loans	$2,375,797	$1,223,919	$4,338,170	$2,260,759
Origination fees, net	340,052	169,939	688,600	267,400
Late and other fees	49,986	35,472	84,083	65,454
Processing fees	37,670	29,450	70,800	54,375
Rental income, net	33,975	21,845	77,730	49,228
Other income	204,781	79,433	499,528	125,580
Total revenue	3,042,261	1,560,058	5,758,911	2,822,796

Operating costs and expenses:
Interest and amortization of deferred financing costs	381,964	170,639	604,920	286,909
Compensation, fees and taxes	299,729	164,986	545,304	270,825
Compensation to manager	-	-	-	35,847
Professional fees	42,137	48,403	158,459	132,142
Other fees and taxes	21,121	-	55,601	-
Exchange fees	-	37,665	16,667	37,665
Depreciation	5,834	7,734	13,468	12,890
General and administrative expenses	81,297	131,754	162,660	177,341
Loss on sale of real estate	-	42,231	-	15,753
Excise tax	-	-	19,000	-
Total operating costs and expenses	832,082	603,412	1,576,079	969,372
Net income	$2,210,179	$956,646	$4,182,832	$1,853,424

Basic and diluted net income per common share outstanding:
Basic	$0.14	$0.09	$0.27	$0.14	*
Diluted	$0.14	$0.09	$0.27	$0.14	*

Weighted average number of common shares outstanding:
Basic	15,415,737	11,103,237	15,415,737	11,103,237
Diluted	15,415,737	11,103,237	15,415,737	11,103,237

* Basic and diluted net income per common share outstanding and weighted average number of common shares outstanding are calculated for the period beginning February 9, 2017 (i.e., the effective date of the company’s initial public offering) and ending June 30, 2017.

The accompanying Notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,182,832	$1,853,424
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	43,614	29,117
Depreciation expense	13,468	12,890
Loss on sale of real estate	-	15,753
Adjustment to loss for sale of collateral	-	(42,231)
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposit	111,189	-
Interest and fees receivable	(570,404)	(88,716)
Other receivables	180,830	8,897
Due from borrowers	(105,350)	(108,654)
Prepaid expenses	(42,340)	(72,432)
Deposits on property	(18,000)	(5,000)
(Decrease) increase in:
Due to member	-	(656,296)
Due to shareholder	-	14,928
Due to note purchaser	(723,478)	-
Accrued interest	84,661	14,800
Accrued expenses	(280,939)	31,236
Deferred revenue	107,074	401,646
Advances from borrowers	(50,166)	249,458
Total adjustments	(1,249,841)	(194,604)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,932,991	1,658,820

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	-	90,123
Acquisitions of and improvements to real estate owned	(61,166)	(62,055)
Escrow deposit	-	(311,950)
Purchase of furniture and equipment	-	(116,105)
Security deposit	-	1,750
Principal disbursements for mortgages receivable	(30,263,339)	(23,237,925)
Principal collections on mortgages receivable	18,982,298	9,181,290
Proceeds from sale of mortgage receivable	1,200,000	-
NET CASH USED FOR INVESTING ACTIVITIES	(10,142,207)	(14,454,872)

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	45,727,947	16,545,766
Repayment of line of credit	(33,424,454)	(12,498,329)
Principal payments on mortgage payable	(5,019)	(4,030)
Proceeds from IPO	-	13,000,000
Dividends paid	(3,237,305)	(555,162)
Pre-offering costs incurred	-	(1,492,330)
Financing costs incurred	(584,967)	(87,202)
Member contributions	-	653,646
Member distributions	-	(2,460,125)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,476,202	13,102,234

NET INCREASE IN CASH	1,266,986	306,182

CASH – BEGINNING OF PERIOD	954,223	1,561,863

CASH – END OF PERIOD	$2,221,209	$1,868,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Interest paid	$561,307	$242,991

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2018, the Company purchased a mortgage receivable from a third party at a discount in the amount of $21,433.

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the six months ended June 30, 2018 amounted to $1,439,244.

The reversal of previously accrued capitalized costs during the six months ended June 30, 2018, amounted to $6,212.

During the six months ended June 30, 2017, the Company issued notes payable in the amount of $169,338 for the acquisition of mortgages receivable.

On February 8, 2017, Sachem Capital Partners, LLC transferred all its assets and liabilities to the Company in exchange for 6,283,237 shares of the Company’s Common stock.

The accompanying Notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

1.	The Company

Sachem Capital Corp. (the “Company”) was formed under the name HML Capital Corp. in January 2016 under the State of New York Business Corporation Law. On February 8, 2017, the Company completed an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”), a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010. In the Exchange, SCP transferred all its assets to the Company in exchange for 6,283,237 of the Company’s common shares and the assumption by the Company of all of SCP’s liabilities. Prior to the consummation of the Exchange, the Company was not engaged in any business or investment activities and had only nominal assets and no liabilities. Also, prior to the Exchange, SCP was managed by JJV, LLC (the “Manager”), a Connecticut limited liability company, which was jointly owned by Jeffrey C. Villano and John L. Villano, the founders of SCP and the co-chief executive officers of the Company.

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

Following the consummation of the IPO, the Company believes it meets all the qualifications to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. Since then, the Company has been conducting its operations as if it is a REIT and plans to make the election to be taxed as a REIT when it files its federal corporate income tax return for its 2017 tax year, which ended December 31, 2017. See Note 2 — “Significant Accounting Policies — Income Taxes” below.

In addition, on October 27, 2017, the Company issued and sold 3,750,000 common shares in an underwritten follow-on public offering at an offering price of $4.00 per share. On November 3, 2017, the Company issued and sold an additional 562,500 common shares upon exercise of the underwriters’ over-allotment option. The gross proceeds from the offering were $17.25 million and the net proceeds, after deducting underwriting discounts and commissions and other offering expenses, from the sale of the common shares were approximately $15.3 million.

The Company specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e. three years or less) secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional real estate collateral. Each loan is also personally guaranteed by the principal, or principals, of the borrower, which guaranty may be collaterally secured by a pledge of the guarantor’s, or guarantors’, interest in the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.

Except where otherwise noted, the accompanying statements of operations and cash flows include the results of operations of SCP from January 1, 2017 through February 8, 2017, the date the Exchange was consummated.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

2.	Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 3 — “Mortgages Receivable.”

Income Taxes

As a result of the Exchange and the IPO, the Company believes it qualifies as a Real Estate Investment Trust (REIT) for federal income tax purposes and intends to make the election to be taxed as a REIT when it files its 2017 federal income tax return. As a REIT, the Company is required to distribute at least 90% of its taxable income to its shareholders on an annual basis. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distributions requirements applicable to REITs and the diversity of ownership of its outstanding common shares. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompany June 30, 2018 Financial Statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

Property and Equipment

Property and equipment principally consist of land and a building acquired in December 2016, which, after it is renovated, will become the Company’s primary business location, and is stated at cost. The building will be depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Prior to the Exchange, the Company’s business was conducted by SCP, a limited liability company. Accordingly, earnings per share for the six months ended June 30, 2017 does not include the net income per share for the period prior to the Exchange.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenues resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance, considering the scope exceptions, and concluded that the adoption does not affect its financial statements, primarily due to the new guidance not applying to revenue resulting from loans and lease contracts.

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity Based Payment to Non-Employees,” (“ASC 505-50”) and expands the scope of ASC 718, “Compensation – Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606, “Revenue from Contracts with Customers.” The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

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

For the six-month periods ended June 30, 2018 and 2017, the aggregate amounts of loans funded by the Company were $30,284,772 and $23,237,925, respectively offset by principal repayments of $21,178,236 and $9,181,290. respectively.

At June 30, 2018, the Company’s portfolio included closed loans ranging in size from $10,000 to $2,000,000 with stated interest rates ranging from 5.0% to 12.5% and a default interest rate for non-payment of 18%.

At June 30, 2018, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

The Company generally grants loans for a term of one to three years. In some cases, the Company has agreed to extend the term of the loans. A loan that is extended is treated as a new loan. However, prior to granting an extension, the loan underwriting process is repeated.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2018 and December 31, 2017:

Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
June 30, 2018	$47,891,085	$18,604,151	$5,267,393	$614,866	$72,377,495
December 31, 2017	$43,855,827	$12,480,612	$6,676,060	$258,460	$63,270,959

The following is the maturities of mortgages receivable as of June 30, 2018:

2018	$19,943,170
2019	33,071,900
2020	11,146,235
2021	8,216,190
Total	$72,377,495

At June 30, 2018, of the 385 mortgage loans in the Company’s portfolio, eight (8) were treated by the Company as “non-performing”, because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of June 30, 2018 was approximately $2.56 million. At June 30, 2018, all non-performing loans have been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, based on the assessed values of the properties and other independent data, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of June 30, 2018, real estate owned totaled $2,724,819, consisting of $1,235,409 of real estate held for rental and $1,489,410 of real estate held for sale. There is no valuation allowance on the real estate owned.

5.	Profit Sharing Plan

On April 16, 2018, The Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan)”. All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

6.	Line of Credit and Mortgage Payable

Line of Credit

On December 18, 2014, SCP established a $5 million revolving line of credit (the “Bankwell Credit Line”) with Bankwell Bank (the “Bank”), which was secured by all its assets, including its mortgage loan portfolio. Over the ensuing three years, the Bankwell Credit Line was extended, increased and restructured several times. At the time of the Exchange, the Bankwell Credit Line was $15 million and the interest rate on the outstanding balance was equal to the greater of (i) the prime rate plus 3% and (ii) 6.25%. In connection with the Exchange, the Company entered into a new agreement with Bankwell. On June 30, 2017, the Bankwell Credit Line was amended for the last time. Among other things, the amendment (i) increased the borrowing limit to $20 million, (ii) provided that interest on the outstanding balance would be calculated at the greater of (x) 5.5% and (y) the three-month LIBOR Rate plus 4.50%; and (iii) extended the maturity date to June 30, 2019. Finally, JJV and each of the Company’s co-chief executive officers had, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of $1,000,000 each.

Effective May 11, 2018, the Company entered into a Credit and Security Agreement with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) regarding a new $35 million revolving credit facility (the “Webster Facility”) to replace the Bankwell Credit Line. The Webster Facility is secured by a first priority lien on all the Company’s assets, including its mortgage loan portfolio. Interest on the outstanding amounts accrues at a rate equal to the 30-day LIBOR rate plus 4.00% per annum. All amounts outstanding under the Webster Facility, including principal, accrued interest and other fees and charges, are due and payable May 11, 2022. Pursuant to the terms of the Webster Facility, the maximum amount the Company may borrow is 75% of the aggregate principal amount of its “Eligible Mortgage Loans,” as defined. As of the Closing Date, the aggregate principal amount of the Company’s Eligible Mortgage Loans was approximately $43.2 million. The Credit and Security Agreement between the Company and the Lenders contains provisions regarding defaults and events of default, representations and warranties and affirmative, negative and financial covenants that are typical of transactions of this sort.

At the closing with respect to the Webster Facility, the Company made an initial draw-down of $20.2 million, of which $18.6 million was used to repay the balance due to Bankwell, $1.4 million was used for working capital and the balance was used to pay transaction costs and other fees and expenses relating to obtaining and closing the Webster Facility. No fee was paid with respect to the termination of the Bankwell Credit Line. At the time of the closing of the Webster Facility, the interest rate on the Bankwell Credit Line was 6.79% and the interest rate on the Webster Facility was 6.09%.

At June 30, 2018, the outstanding amount under the Webster Facility was approximately $22.1 million and the interest rate on the outstanding balance was 6.09%.

Mortgage Payable

The Company also has a mortgage payable to Bankwell Bank, collateralized by land and a building purchased by the Company to be used as its primary business location. The property is in the early stages of renovation and the Company expects to move its operations to the new location in the first quarter of 2019. The original principal amount of the mortgage loan is $310,000 and bears interest at the rate of 4.52%. Interest and principal are payable in monthly installments of $1,975 commencing in February 2017. The entire outstanding principal balance of the mortgage loan and all accrued and unpaid interest thereon is due and payable in January 2022.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

Principal payments on the mortgage payable are due as follows:

Year ending December 31, 2018	$10,176
2019	10,645
2020	11,136
2021	11,650
2022	252,475
Total	$296,082

7.	Other income

Other income consists of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Income on borrower charges	$80,472	$17,653	$140,717	$17,653
Lender fees	39,772	36,895	178,267	50,855
In-house legal fees	16,350	14,000	51,250	21,000
Modification fees	33,847	-	78,872	-
Other income	34,340	10,885	50,422	36,072
Total	$204,781	$79,433	$499,528	$125,580

8.	Commitments and Contingencies

Loan Brokerage Commissions/Origination Fees Paid to JJV

Loan origination fees consist of points, generally 2%-5% of the original loan principal. Pursuant to SCP’s operating agreement, prior to the Exchange JJV was entitled to 75% of loan origination fees. For the six months ended June 30, 2017, loan origination fees paid to JJV were $79,341, all of which were incurred prior to the Exchange. After the Exchange, JJV is no longer entitled to origination fee payments. These payments are amortized over the life of the loan for financial statement purposes and recognized as a reduction of origination fee income.

Original maturities of deferred revenue are as follows as of:

June 30,
2019	$822,845
2020	302,032
2021	112,030
Total	$1,236,907

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full.

Loan Servicing Fees

JJV administered the servicing of SCP’s loan portfolio prior to the Exchange. At JJV’s discretion, the loan servicing fee ranged from one-twelfth (1/12th) of one-half percent (0.5%) to one percent (1.0%) of the loan portfolio, payable monthly and calculated based on total loans as of the first day of each calendar month. After the Exchange, JJV is no longer entitled to loan servicing fees.

For the six-month period ended June 30, 2017, loan servicing fees paid to JJV were $32,778, all of which were incurred prior to the Exchange.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2018

Unfunded Commitments

At June 30, 2018, the Company is committed to an additional $6,204,722 in construction loans that can be drawn by the borrowers when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, believes there is sufficient value in the subject property to assure that no loan impairment exists.

9	Related Party Transactions

The Company currently leases office space, on a month-to-month basis, in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey Villano, the Company’s co-CEO. Rent and other facility related charges paid by the Company to Union News for the six- and three-month periods ended June 30, 2018 were $9,000 and $4,500, respectively, and for the six- and three-month periods ended June 30, 2017 were $6,000 and $1,500, respectively. Amounts for the 2017 periods only reflect payments made after the Exchange. The Company expects to move its operations to a new location, owned by the Company, in the first quarter of 2019.

Prior to the Exchange, SCP reimbursed the Manager for rent and other expenses paid by the Manager on its behalf. For the period beginning January 1, 2017 and ending February 8, 2017, such amount totaled $35,847. In addition to rent, these amounts include other payments made by the Manager on SCP’s behalf including insurance premiums and real estate taxes in instances where SCP was notified that the borrower is in default, costs of any actions (i.e., foreclosures) commenced by SCP to enforce its rights or collect amounts due from borrowers who were in default of their obligations to SCP as well as other costs that the Manager deemed appropriate to protect SCP’s interests. For the period beginning January 1, 2017 and ending February 8, 2017, the Manager paid salaries and payroll taxes on behalf of the Company totaling $12,223. Unreimbursed costs advanced by the Manager on behalf of SCP as of June 30, 2017 were $4,905 and are included in other receivables on the Company’s balance sheet.

During the period beginning January 1, 2017 and ending February 8, 2017, SCP paid the Manager $52,902 representing origination fees on loans funded by SCP during the period.

From time to time, the Manager would acquire certain troubled assets from third parties who were not existing SCP borrowers. In such instances, the Manager would borrow money from SCP to finance these acquisitions. As part of the Exchange, the Company acquired the notes evidencing these loans from SCP. The principal balance of the loans to the Manager at June 30, 2018 was $969,457. The real estate purchased is held by the Manager in trust for the Company. The Company accounts for these arrangements as separate loans to the Manager. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow the Manager to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to the Manager. Since the IPO, the Company has not made any loans to the Manager. Interest income earned on loans to the Manager totaled $59,005 and $26,050 for the six- and three-month periods ended June 30, 2018, respectively, and $61,741 and $31,320 for the six- and three-month periods ended June 30, 2017, respectively. 2017 amounts include interest paid to SCP prior to the Exchange.

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders (members in the case of loans funded prior to the Exchange). The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of June 30, 2018, loans to former partners and now shareholders totaled $3,778,629. Interest income earned on these loans totaled $146,779 and $56,756 for the six- and three-month periods ended June 30, 2018, respectively, and $39,544 and $19,821 for the six- and three-month periods ended June 30, 2017, respectively.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

During the year ended December 31, 2017, the Company originated then sold notes to a shareholder in the amount of $2,750,000. Notes totaling $2,000,000 were repurchased by the Company and are classified as mortgages receivable at December 31, 2017. Prior to December 31, 2017, $723,478 was paid to the Company for the benefit of the noteholder. This amount is reflected on the Company’s balance sheet as “Due to note purchaser” at December 31, 2017 and was paid to the noteholder in January 2018.

At both June 30, 2018 and December 31, 2017, total amounts owed by the Manager to the Company was $22,977 and is reflected as other receivables on the Company’s balance sheet.

On February 9, 2017, the Company purchased computer hardware, software and furniture and fixtures totaling $92,806 from JJV.

For the six months periods ended June 30, 2018 and 2017, the Company paid $37,500 and $12,700, respectively, to the wife of one of its co-chief executive officers for accounting and financial reporting services provided to the Company.

10.	Subsequent Events

Management has evaluated subsequent events through August 13, 2018 the date on which the accompanying financial statements were completed. Except as otherwise set forth in this Note 11, based on management’s evaluation, no adjustments were required in the accompanying financial statements.

In July 2018, the Compensation Committee of the Company’s Board of Directors, the members of which are the three independent members of the Board of Directors approved an increase in the annual base compensation payable to each of the Company’s two senior executive officers retroactive to April 1, 2018. As of that date, the annual base compensation of each senior executive officer is $360,000. Accordingly, an additional $50,000 was accrued as compensation expense for the three-months ended June 30, 2018.

In addition, the Compensation Committee also adopted a new compensation plan for the independent members of the Company’s Board of Directors effective as of July 1, 2018. The elements of such compensation plan are as follows:

(i)	An annual directors fee of $15,000 payable in four equal installments on January 1, April 1, July 1 and October 1 of each calendar year.

(ii)	An annual fee of $5,000 payable to the chairman of the Audit Committee of the Company’s Board of Directors and an annual fee of $2,500 payable to the chairman of each of the Compensation Committee and the Corporate Governance Committee of the Company’s Board of Directors. The fees payable under this paragraph will be in four (4) equal quarterly installment simultaneously with the payment of the annual directors’ fee described in clause (i) above

(iii)	An initial grant of $30,000 of restricted common shares of the Company, of which 25% vests immediately on the date the restricted common shares are granted (the “Grant Date”) and 25% will vest on each of the first, second and third anniversaries of the Grant Date. Any unvested shares are non-transferable and subject to forfeiture upon the resignation or removal for cause of the director. The vesting of any unvested shares will accelerate upon the death or disability of the director, a change in control of the Company or the removal of a director without cause. In the case of the independent directors currently serving on the Company’s Board of Director’s the initial restricted grant described in this clause (iii) was made in July 2018.

(iv)	A grant of $2,500 of the Company’s common shares upon a directors’ re-election to the Company’s Board of Directors.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

On July 2, 2018, the Company entered into an agreement to sell a property classified as real estate owned and held for rental. The selling price is $382,000 and the Company is required to make certain repairs prior to sale. The carrying cost of the property is approximately $241,500, not including the costs of repairs to be made by the Company. The Company expects a profit on the sale of the property.

On August 2, 2018, the Company entered into an agreement to sell a property classified as real estate owned and held for sale. The selling price is $224,000 and the carrying cost of the property is approximately $223,000. The Company expects to recover its investment in the property.

On August 6, 2018, the Company entered into an agreement to sell a property classified as real estate owned. The selling price is $211,000 net buyer credits and the carrying cost of the property is approximately $182,000. The Company expects a profit on the sale of the property.

On July 27, 2018, the Company paid a dividend of $0.11 per share, or $1,698,060 in the aggregate,to its shareholders.

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

Company Overview

Sachem Capital Corp. was formed as HML Capital Corp. in January 2016 under the New York Business Corporation Law. On February 8, 2017, we acquired all the assets of Sachem Capital Partners, LLC (SCP), a Connecticut limited liability company, through which our business was conducted prior to our initial public offering, in exchange for 6,283,237 of our common shares and our assumption of all of SCP’s liabilities, including SCP’s obligations under the Bankwell Credit Facility (the “Exchange”). Prior to the consummation of the Exchange, we were not engaged in any business or investment activities and had only nominal assets and no liabilities.

On February 9, 2017, immediately after completing the Exchange, we completed our initial public offering in which we sold 2.6 million common shares at $5.00 per share, or $13 million of gross proceeds (the “IPO”). The net proceeds from the IPO were approximately $11.1 million. The primary purpose of the IPO was to raise additional equity capital to fund mortgage loans and expand our mortgage loan portfolio. The IPO was also intended to diversify our ownership so that we could qualify, for federal income tax purposes, as a real estate investment trust, or REIT.

We believe that, following the consummation of the IPO, we have met all the requirements to qualify as a REIT for federal income tax purposes and intend to elect to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% exercise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.

Operational and Financial Overview

Since December 2010, when we commenced operations as SCP, through June 30, 2018, our most recent quarter end, we have made an aggregate of 787 loans, which includes renewals and extensions of existing loans. At June 30, 2018, (i) our loan portfolio included 385 mortgage loans, with individual principal loan amounts ranging from $15,000 to $2.0 million and an aggregate loan amount of approximately $72.4 million, (ii) the average original principal amount of the mortgage loans in the portfolio was $188,000 and the median mortgage loan amount was $127,000 and (iii) approximately 51% of the mortgage loans had a principal amount of $250,000 or less. In comparison, at June 30, 2017, (i) our loan portfolio included 280 loans, with individual principal loan amounts ranging from $10,000 to $1.2 million and an aggregate loan amount of approximately $47.8 million, (ii) the average original principal amount of the loans in the portfolio was $170,740 and the median loan amount was $120,000 and (iii) approximately 82.0% of the loans had a principal amount of $250,000 or less. At June 30, 2018 and 2017, unfunded commitments for future advances under construction loans totaled approximately $6.4 million and $3.3 million, respectively.

Similarly, our revenues and net income have been growing. For the six months ended June 30, 2018, revenues and net income were approximately $5.76 million and $4.18, respectively. For the first six months of 2017, revenues and net income were approximately $2.82 million and $1.85 million, respectively. We cannot assure you, our shareholders, that we will be able to sustain these growth rates.

Our operating expenses have increased significantly due to multiple factors including our conversion from a limited liability company to a regular C corporation, operating as a REIT, our status as a publicly-held reporting company and growth in our operations. As a corporation, we incur various costs and expenses that we did not have as a limited liability company, such as director fees, directors’ and officers’ insurance and we incur significant compensation and other employee-related costs for services rendered by our senior executive officers. Moreover, because of various laws, rules and regulations that prohibit or severely limit our ability to enter into agreements with related parties, certain operating expenses, have increased as well. Finally, we anticipate increases in professional fees, filing fees, printing and mailing costs, exchange listing fees, transfer agent fees and other miscellaneous costs related to our compliance with various laws, rules and regulations applicable to REITs and a publicly-held reporting company. For example, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Also, as a public reporting company, we must establish and maintain effective disclosure and financial controls. As a result, we may need to hire additional accounting and finance personnel with appropriate public company experience and technical accounting knowledge, which will also increase our operating expenses.

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 12.5% per year and a default rate for non-payment of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 70%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. Under the terms of the Webster Facility (described below), mortgage loans exceeding $250,000 require a third-party to complete an appraisal of the collateral. Failure to obtain such an appraisal would render the loan ineligible for inclusion in the borrowing base. In the case of smaller loans, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers to evaluate the strength of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after taking into account the loan under consideration.

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 71% vs. 29% of our total capitalization at June 30, 2018.) At June 30, 2018, the interest rate on the Webster Facility was 6.09% per annum and the annual yield on our loan portfolio was 12.30% per annum. The yield has remained steady over the past few years as older loans come due and are either repaid or refinanced at similar rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees, default rates of interest and late payment fees. We expect our borrowing costs to continue to increase in 2018 as interest rates continue to increase. To date, we have not raised rates on our loans to match the recent increases in our borrowing rate. After considering the benefits and risks of increasing our rates, considering our relatively low level of debt and cost of funds, we believe the better strategy is to focus on building market share rather than short-term profits and cash flow, although this strategy could adversely impact our profits and cash flow in the short-term.

In addition, we seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year, whenever possible. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. However, if interest rates continue to increase, we may find it necessary to change our strategy and try to increase the rates on our mortgage loans as well. If we are successful, this may undermine our strategy to increase market share. If we are not successful, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since December 2010, when SCP commenced operations, through June 30, 2018, our most recent quarter end, we have made an aggregate of 787 mortgage loans having an aggregate original principal amount of $144.6 million. Until 2015, we never had a situation where a borrower was unable to service a loan during its term or unable to repay the entire outstanding balance, interest and principal, in full at maturity.

At June 30, 2018, of the 385 mortgage loans in our portfolio, eight are designated by us as “non-performing”, typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of June 30, 2018 was approximately $2.56 million, representing approximately 3.5% of our aggregate mortgage loan portfolio. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, we believe the value of the collateral exceeds the outstanding balance on the loan.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Webster Facility, unless otherwise explicitly permitted by the Credit and Security Agreement, we may not incur any additional indebtedness without Webster’s consent. The most significant exception to this covenant is one that permits us to separately finance the mortgage loans in our portfolio that secure “commercial” properties. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At June 30, 2018, debt proceeds represented approximately 29% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

We consummated our IPO in February 2017, offering and selling 2,600,000 common shares at a price of $5.00 per share. The net proceeds, after payment of underwriting discounts and commissions and transaction fees were approximately $11.1 million, which we initially used to pay down the entire outstanding balance on the Bankwell Credit Facility. In November 2017, we completed a second public offering in which we sold an aggregate of 4,312,500 common shares at a public offering price of $4.00 per share. The gross proceeds from the November offering were $17.25 million and the net proceeds were approximately $16.0 million, which were also used to reduce the outstanding balance on the Bankwell Credit Facility.

The Bankwell Credit Facility was a $20 million revolving credit facility that we used to fund the loans we originated. The Bankwell Credit Facility was secured by a first priority lien on all our assets, including our mortgage loan portfolio. It was also jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, CPA, our co-chief executive officers. The liability of each guarantor was capped at $1 million.

On May 11, 2018 (the “Closing Date”), we entered into a Credit and Security Agreement with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) under which the Lenders agreed to provide us with a $35 million revolving credit facility (the “Webster Facility”) to replace the Bankwell Credit Facility, which has now been repaid in full and terminated. The Webster Facility is secured by a first priority lien on substantially all our assets, including our mortgage loan portfolio. Amounts outstanding under the Webster Facility bear interest at a floating rate equal to the 30-day LIBOR rate plus 4.00% per annum and will be due and payable on May 11, 2022.

Pursuant to the terms of the agreement governing the Webster Facility, we may draw up to 75% of the aggregate principal amount of our “Eligible Mortgage Loans,” which are defined as mortgage loans secured by a first mortgage lien on real property as to which (a) certain representations and warranties are correct, (b) the loan-to-value ratio is not greater than seventy percent (70%), (c) the principal amount of such mortgage loan does not exceed $1.5 million ($4 million in the case of related borrowers), (d) (i) with respect to mortgage loans made prior to the Closing Date, the mortgage note has a stated maturity that does not exceed thirty-six (36) months and does not provide for, or have, any extension beyond thirty-six (36) months from the original due date of such mortgage note (ii) with respect to Mortgage Loans made on or after the Closing Date, the mortgage note has a stated maturity that does not exceed twenty-four (24) months and does not provide for, or have, any extension beyond twenty-four (24) months from the original due date of such mortgage note and (e) the mortgage file has been delivered to WBCC, the Agent for the Lenders and (f) that were approved by Agent in its “permitted discretion” for inclusion as collateral. Mortgage loans secured by non-residential properties are excluded. At the Closing Date, our Eligible Mortgage Loans totaled approximately $43.2 million.

Under the terms of the Credit and Security Agreement, we, either directly or through a loan subsidiary, may enter into a separate loan transaction with one or more third party financial institution(s), which is secured by a lien on the mortgage loans in our portfolio that are secured by “commercial” properties. As of the June 30, 2018, mortgage loans secured by commercial loans had an aggregate principal amount of approximately $18.6 million.

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

We also agreed to various affirmative and negative and financial covenants typical of transactions of this type. The financial covenants include maintaining (i) a minimum tangible net worth of not less than $52 million, (ii) a fixed charge coverage ratio of not less than 1.25:1 and (iii) a senior funded debt to tangible net worth ratio of not more than 2:1. We are in compliance with each of these covenants.

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

REIT Qualification

We believe that since the consummation of the IPO, we have qualified as a REIT and that it is in the best interests of our shareholders that we operate as a REIT. We intend to make the election to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. We cannot assure you that we will qualify as a REIT or that, even if we do qualify initially, we will be able to maintain REIT status.

Our qualification as a REIT depends on our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our compliance with the distributions requirements applicable to REITs and the diversity of ownership of our outstanding common shares. Given that our senior executive officers, Jeffrey C. Villano and John L. Villano, own a significant portion of our outstanding capital shares, we cannot assure you that we will be able to maintain that qualification.

So long as we qualify as a REIT, we, generally, will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate income tax rates and may be precluded from electing to be treated as a REIT for four taxable years following the year during which we lose our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income.

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

We will cease to be an emerging growth company upon the earliest of: (i) the end of the 2022 fiscal year; (ii) the first fiscal year after our annual gross revenue are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common shares held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If, investors find our common shares less attractive because of our decision to take advantage of the exemptions provided by the JOBS Act regarding disclosure, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our use of estimates on (a)a preset number of assumptions that consider past experience, (b) future projections and (c) general financial market conditions. Actual amounts could differ from those estimates.

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

Results of operations

We were formed in January 2016 and, prior to the consummation of the Exchange, had not engaged in any business activity. Except as otherwise stated, the results of operations discussed below for the three- and six-month periods ended June 30, 2017, include those of SCP for the portion of the period prior to the consummation of the Exchange on February 8, 2017. Given the significant changes to our operations in the first quarter of 2017, comparisons of operating results in 2018 and 2017 may not be appropriate.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Total revenue

Total revenue for the three months ended June 30, 2018 was approximately $3.04 million compared to approximately $1.56 million for the three months ended June 30, 2017, an increase of $1.48 million, or 94.9%. The increase in revenue represents an increase in lending operations. For the 2018 period, interest income was approximately $2.38 million, net origination fees were approximately $340,000 and other income was approximately $205,000. In comparison, for the three months ended June 30, 2017, interest income was approximately $1.22 million, net origination fees were approximately $170,000 and other income was approximately $79,000.

Operating costs and expenses

Total operating costs and expenses for three months ended June 30, 2018 were approximately $832,000 compared to approximately $603,000 for the three months ended June 30, 2017 period, an increase of approximately 37.9%. The increase in operating costs and expenses is primarily attributable to the increase in our lending operations. Interest expense and amortization of deferred financing costs for the three months ended June 30, 2018 were approximately $382,000 compared to approximately $171,000 for the corresponding 2017 period, an increase of approximately 123.4%, reflecting the increase in the amount of our outstanding indebtedness and a decrease in our cost of funds. Compensation and related costs for the three months ended June 30, 2018 was approximately $300,000 compared to approximately $165,000 for the corresponding 2017 period. The increase was due primarily to the increase in the base annual compensation payable to our co-chief executive officers as well as salary increases payable to our other employees. For the three months ended June 30, 2018, we experienced decreases in professional fees (approximately $42,000 in 2018 compared to approximately $48,000 for the corresponding period) and general and administrative expenses (approximately $81,000 in the 2018 period compared to approximately $132,000 for the corresponding 2017 period). Depreciation for the three months ended June 30, 2018 was approximately $5,800 compared to $7,700 for the corresponding 2017 period.

Net Income

Net income for the three months ended June 30, 2018 was approximately $2.21 million, or $0.14 per share, compared to approximately $957,000, or $0.09 per share for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Total revenue

Total revenue for the six months ended June 30, 2018 was approximately $5.76 million compared to approximately $2.82 million for the six months ended June 30, 2017, an increase of $2.94 million, or 104.2%. The increase in revenue represents an increase in lending operations. For the 2018 period, interest income was approximately $4.34 million, net origination fees were approximately $689,000 and other income was approximately $500,000. In comparison, for the six months ended June 30, 2017, interest income was approximately $2.26 million, net origination fees were approximately $267,000 and other income was approximately $126,000. Prior to the completion of the IPO, 75% of gross origination fees were paid to JJV, LLC, SCP’s managing member. Accordingly, from January 1, 2017 through February 8, 2017, net origination fee income is net of the amounts payable to JJV and other adjustments. From and after February 9, 2017, JJV is no longer entitled to any payments from us (other than dividends paid to it in its capacity as a shareholder of Sachem Capital Corp.).

Operating costs and expenses

Total operating costs and expenses for six months ended June 30, 2018 were $1.58 million compared to approximately $969,000 for the six months ended June 30, 2017, an increase of approximately 62.6%. The increase in operating costs and expenses is primarily attributable to the increase in our lending operations as well as a change in our status from a limited liability company to a publicly-held real estate investment trust (REIT) subject to the reporting requirements of the Exchange Act. Interest expense and amortization of deferred financing costs for the six months ended June 30, 2018 were approximately $605,000 compared to approximately $287,000 for the corresponding 2017 period, an increase of approximately 110.8%, reflecting the increase in the amount of our outstanding indebtedness. Compensation and related costs for the six months ended June 30, 2018 was approximately $545,000 compared to approximately $271,000 for the corresponding 2017 period. However, this was offset, in part, by a decrease in compensation to manager to $0 in 2018 compared to approximately $36,000 in the corresponding 2017 period. For the six months ended June 30, 2018, professional fees were approximately $158,000 compared to approximately $132,000 for the corresponding 2017 period. General and administrative expenses remained consistent with approximately $163,000 in the 2018 period compared to approximately $177,000 for the corresponding 2017 period. The foregoing increases were primarily due to the change in our status from a private to a public company subject to the reporting obligations of the Exchange Act. Depreciation for the six months ended June 30, 2018 was approximately $13,500 compared to approximately $13,000 for the corresponding 2017 period. In addition, for the six months ended June 30, 2018, we incurred a $19,000 excise tax, because we failed to distribute 85% of our 2017 taxable income in 2017 as is required of REITs.

Net Income

Net income for the six months ended June 30, 2018 was approximately $4.18 million, or $0.27 per share, compared to approximately $1.85 million, or $0.14 per share for the six months ended June 30, 2017. Since we operated as a limited liability company prior to the IPO, the net income per share data for the six months ended June 30, 2017 does not include the net income per share for the period prior to the IPO.

Liquidity and Capital Resources

Net cash provided by operating activities for the six-month period ended June 30, 2018 was approximately $2.93 million compared to approximately $1.66 million for the corresponding 2017 period, an increase of approximately $1.27 million. For the 2018 period the increase in net cash provided by operating activities is primarily attributable to an increase in net income of approximately $2.33 million, and decreases in the escrow deposit of approximately $100,000, other receivables of approximately $172,000, and due to members of approximately $656,000, offset by an increase in interest and fees receivables of approximately $482,000 and decreases in deferred revenue of approximately $295,000, due to note purchaser of approximately $723,000, accrued expenses of approximately $312,000 and advances from borrowers of approximately $300,000.

Net cash used in investing activities for the six-month period ended June 30, 2018 was approximately $10.14 million compared to approximately $14.45 million for the comparable 2017 period. The decrease in cash used in investing activities for the 2018 period is primarily due to increased collections on mortgages receivable of approximately $9.80 million and proceeds from the sale of a mortgage receivable of $1.20 million, offset by an increase in the issuance of mortgages receivable of approximately $7.03 million.

Net cash provided by financing activities for the six-month period ended June 30, 2018 was approximately $8.48 million compared to approximately $13.10 million for the six-month period ended June 30, 2017. Net cash provided by financing activities for the 2018 period primarily consists of combined net proceeds from the Bankwell Credit Facility and the Webster Facility of approximately $12.30 million offset by dividends paid of approximately $3.24 million, while net cash provided by financing activities in the 2017 period consists primarily of net proceeds from the IPO of approximately $11.51 million and member contributions of approximately $653,000 offset by net payments on the Bankwell Credit Facility of approximately $4.04 million and members distributions of approximately $2.46 million.

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

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of new mortgage loans. Funding for long-term cash needs will come from our cash on hand, operating cash flows, and unused capacity of our revolving credit facility or any replacement thereof.

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

Contractual Obligations

As of June 30, 2018, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years		3 – 5 years	More than 5 years
Operating lease obligations	$6,684	$6,684	$		$—	$—
Unfunded portions of outstanding construction loans	6,204,722	6,204,722		—	—	—
Unfunded loan commitments	-0-	-0-		-0-
Total contractual obligations	$6,211,406	$6,211,406		$0	$—	$—

As of the date of the Exchange, SCP owed $910,211 to JJV of which $64,794 represented borrower charges advanced by JJV and $845,417 represented expenses paid by JJV for and on behalf of SCP for professional and other costs associated with the IPO, services rendered to SCP in connection with originating, underwriting, closing and servicing loans on our behalf and other miscellaneous items. The entire amount due to JJV was paid by SCP from its cash on hand on February 9, 2017. From and after the IPO, JJV is no longer entitled to any management or other fees for services rendered to SCP or to us unless specifically authorized by our board of directors, which majority must also include a majority of the “independent” directors.

Recent Accounting Pronouncements

See Note 2  —  “Significant Accounting Policies” to the accompanying Financial Statements for explanation of recent accounting pronouncements impacting us.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding our risk factors appears in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended December 31, 2017. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. There have been no material changes to the risk factors contained in our annual report on Form 10-K except for the following additional risk related to financing transactions:

As we have substantial indebtedness, there could be increased risk in investing in our company and we have no formal corporate policy and none of our governance documents limit our ability to borrow money.

We do not have a formal corporate policy limiting the amount of debt we may incur and none of our governing documents contain any limitation on the amount of leverage we may use. Thus, we may significantly increase the amount of our indebtedness and the leverage we utilize at any time without approval of our shareholders. Since December 2014, we have significantly increased the amount of our indebtedness, from $5 million to over $35 million, including the Webster Facility, a $35 million revolving credit facility, and a $310,000 mortgage loan (which we refer to as the “Bankwell Mortgage Loan”). Lenders have fixed dollar claims on our assets that are superior to the claims of shareholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our shareholders. As a mortgage REIT whose primary business strategy is originating, funding, holding and servicing mortgage loans, using borrowed money to fund mortgage loans allows us to increase the size of our mortgage loan portfolio, which, in turn, should generate more revenues, more net income and, hence, larger dividends for our shareholders assuming we can service the debt. Our ability to service any debt that we incur will depend largely on the demand for our products and services, the ability of our borrowers to pay the interest and fees on our loans and their ability to repay the loans in full at maturity. If, as a result of an adverse change in market conditions, competition or our failure to properly assess credit risks, our borrowers are unable to meet their financial obligations to us, we may not be able to service our outstanding indebtedness, which could have a material adverse impact on the price of our Securities.

Our indebtedness could adversely affect our financial flexibility and our competitive position.

Our indebtedness could have other important consequences to you and significantly impact our business. For example, it could:

•	make it more difficult for us to satisfy our other financial obligations;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and in the general economy;

•	limit our ability to make material acquisitions or take advantage of business opportunities that may arise;

•	expose us to fluctuations in interest rates, to the extent our borrowings bear variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business plan or other general corporate purposes on reasonable terms or at all;

•	reduce the amount of surplus funds available to us for use in our business, such as for the payment of dividends to our shareholders; and

•	lead us to elect to make additional investments in our subsidiaries if their cash flow from operations is insufficient for them to make payments on their indebtedness.

The occurrence of an event of default if we fail to comply with the restrictive covenants contained in our financing arrangements, which could result in substantially all our debt becoming immediately due and payable.

Our ability to meet our payment and other obligations under our financing arrangements depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our financing arrangements or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Webster Facility and to fund our other liquidity needs. If we are not able to generate sufficient cash flow to service our indebtedness, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Webster Facility.

Our existing credit line has numerous covenants. If we are unable to comply with these covenants, the outstanding amount of the loan could become due and payable.

The Webster Facility contains various covenants that are typical for these kinds of credit facilities, some of which could have a material adverse effect on our operations. For example, we are limited in terms of the amount that we can borrow relative to the value of the underlying collateral. In addition, if the terms of our mortgage loans do not meet certain conditions or requirements or include certain types of provisions, they cannot be included in the borrowing base. Furthermore, we are required to provide various financial and operational reports to Webster on a periodic basis. If we fail to do so, our ability to make use of the Webster Facility may be impaired or, worse, we may be in default. Other covenants require us to continue to conduct our business in accordance with past practice, to comply with all applicable laws, to remain current on all our existing financial obligations, restrict our ability to borrow money, prohibit us from creating or permitting liens on our assets, limit our ability to buy and/or sell assets or merge or consolidate with another entity, enter into transactions with affiliates and limit our ability to pay cash dividends. Finally, we are required to maintain certain financial ratios throughout the term of the Webster Facility. As stated above, if we fail to meet or satisfy any of these covenants, our ability to continue to borrow money under the Webster Facility will be impaired or we may have to post additional collateral. In certain instances, a breach of a covenant may constitute an “Event of Default”, which would give the Lenders the right to terminate the Webster Facility and declare all amounts outstanding thereunder, together with all accrued and unpaid interest, immediately due and payable. Any of these scenarios would have an immediate adverse impact on our business and our financial condition as we may be forced to curtail our lending activities, sell assets and/or seek new financing. In addition, a default scenario could lead to a foreclosure of our assets. Any of these scenarios is also likely to adversely impact our ability to make distributions to our shareholders and to adversely affect the price of our Securities.

An “Event of Default” with respect to the Webster Facility could have material adverse consequences.

The Credit and Security Agreement setting forth the terms and conditions of the Webster Facility contains numerous representations, warranties, covenants and agreements. A material breach of any of our obligations thereunder may constitute a default, which, if not waived by the Lenders, could have a material adverse impact on our business, operations and financial condition. Events of default under the Webster Facility include the following:

•	Failure to pay any of our financial obligations to the Lenders as and when due;

•	A material breach of a representation or warranty made to the Lenders in connection with such indebtedness;

•	A failure to perform certain covenants;

•	A failure to provide certain required financial information;

•	Bankruptcy or insolvency;

•	If the lien granted to the Lenders, for any reason, is no longer a valid and perfected lien having a first priority interest;

•	If there is an “event of default” under any other indebtedness with a then outstanding principal amount of $250,000 or more;

•	A “change in control” (defined as a person acquiring more than 20% of our outstanding securities);

•	A change in management; and

•	If we no longer qualify as a REIT.

If there is an “event of default” with respect to the Webster Facility, the Lenders could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, elect to terminate their commitments, cease making further loans and/or institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If we are unable to repay the amounts due to the Lenders under the Webster Facility, the Lenders could proceed against the collateral securing the indebtedness, which is essentially all our assets. This could have a material adverse impact on our business, operations and financial condition, including our ability to pay dividends. As a result, the market value of our outstanding Securities would decline.

Item 6. EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Form of Representative’s Warrants issued on February 9, 2017 in connection with the initial public offering (3)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4.1	Amended and Restated Revolving Note, dated March 15, 2016, in the principal amount of $15,000,000 (1)
10.4.2	Form of Second Amended and Restated Commercial Revolving Loan and Security Agreement, February 8, 2017, among Bankwell Bank, as Lender, and Sachem Capital Partners, LLC, as Existing Borrower, and Sachem Capital Corp., as Borrower (1)
10.4.3	Guaranty Agreement, dated December 18, 2014 (1)
10.4.4	Form of Second Reaffirmation of Guaranty Agreement, dated February 8, 2017 (1)
10.4.5	Amended and Restated Revolving Note, dated June 30, 2017, in the principal amount of $20,000,000 (5)
10.4.6	Modification of Second Amended and Restated Commercial Revolving Loan and Security Agreement, dated as of June 30, 2017, among Bankwell Bank (as lender), Sachem Capital Corp. (as borrower), and John L. Villano, Jeffrey C. Villano and JJV, LLC, (as guarantors) (5)
10.4.7	Third Reaffirmation of Guaranty Agreement, dated June 30, 2017 (5)
10.5	Credit and Security Agreement, dated as of May 11, 2018, by and among Sachem Capital Corp. (as borrower) and Webster Business Credit Corporation (“WBCC”), Bankwell Bank (“Bankwell”) and Berkshire Bank (“Berkshire”) (collectively, the lenders) for a $35 million revolving credit facility (6)
10.5.1	Final Form of Revolving Credit Note issued to each of WBCC, Bankwell and Berkshire, dated May 11, 2018, in the principal amounts of $13,750,000, $13,750,000 and $7,500,000, respectively. (6)
10.6	Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. (the “Company”) 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz *
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***

101.INS XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(3)	Previously filed on December 23, 2016, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on July 6, 2017 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018	SACHEM CAPITAL CORP.

	By:	/s/ Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Office
(Principal Executive Officer)

Date: August 13, 2018	By:	/s/ John L. Villano
John L. Villano, CPA
Co-Chief Executive Office and Chief Financial Officer
(Principal Financial Officer)

