Form 10-Q
period 2018-09-30
Sachem Capital Corp.
filed 2018-11-13
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ________________________________

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

☒     Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes    ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐     Yes    ☒     No

As of November 12, 2018, the Issuer had a total of 15,438,621 common shares, $0.001 par value, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets:
Cash	$543,903	$954,223
Escrow deposits	-	111,189
Mortgages receivable	76,835,852	62,166,937
Mortgages receivable, affiliate	969,457	1,104,022
Interest and fees receivable	1,381,536	645,493
Other receivables	385,090	234,570
Due from borrowers	357,810	451,795
Prepaid expenses	27,613	4,520
Property and equipment, net	812,903	501,819
Real estate owned	3,145,532	1,224,409
Pre-Offering Costs	853	-
Deferred financing costs, net	572,281	95,560
Total assets	$85,032,830	$67,494,537

Liabilities and Shareholders' Equity:
Liabilities:
Line of credit	$27,260,147	$9,841,613
Mortgage payable	293,566	301,101
Accounts payable and accrued expenses	95,024	390,758
Security deposit held	2,550	2,550
Advances from borrowers	276,377	519,764
Due to note purchaser	-	723,478
Deferred revenue	1,152,665	1,108,400
Accrued interest	157,720	40,592
Total liabilities	29,238,049	12,928,256

Shareholders' equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common shares - $.001 par value; 50,000,000 shares authorized; 15,436,914 and 15,415,737 issued and outstanding, respectively	15,437	15,416
Paid-in capital	53,345,001	53,315,772
Retained earnings	2,434,343	1,235,093
Total shareholders' equity	55,794,781	54,566,281
Total liabilities and shareholders' equity	$85,032,830	$67,494,537

The accompanying Notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Revenue:
Interest income from loans	$2,272,100	$1,570,877	$6,610,273	$3,831,636
Origination fees, net	383,322	196,811	1,071,921	464,211
Late and other fees	59,949	34,998	144,031	100,453
Processing fees	30,680	30,480	101,480	84,855
Rental income, net	10,136	9,637	87,865	58,865
Other income	175,271	80,196	674,830	205,775
Gain on sale of real estate	119,666	15,931	119,666	178
Total revenue	3,051,124	1,938,930	8,810,066	4,745,973

Operating costs and expenses:
Interest and amortization of deferred financing costs	493,992	302,548	1,098,912	589,457
Compensation, fees and taxes	344,266	195,673	886,024	466,497
Stock-based compensation	29,250	-	29,250	-
Compensation to manager	-	-	-	35,847
Professional fees	54,330	47,202	212,789	179,344
Other fees and taxes	7,669	-	67,668	-
Exchange fees	10,000	31,548	26,667	69,213
Depreciation	6,834	8,734	20,302	21,624
General and administrative expenses	142,119	35,338	314,839	212,676
Excise tax	-	-	19,000	-
Total operating costs and expenses	1,088,460	621,043	2,675,451	1,574,658
Net income	$1,962,664	$1,317,887	$6,134,615	$3,171,315

Basic and diluted net income per common share outstanding:
Basic	$.13	$.12	$.40	$.26	*
Diluted	$.13	$.12	$.40	$.26	*

Weighted average number of common shares outstanding:
Basic	15,433,000	11,103,237	15,421,555	11,103,237
Diluted	15,433,000	11,103,237	15,421,555	11,103,237

* Basic and diluted net income per common share outstanding and weighted average number of common shares outstanding are calculated for the period beginning February 9, 2017 (i.e., the effective date of the company’s initial public offering) and ending September 30, 2017.

The accompanying Notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,134,615	$3,171,315
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	90,165	43,677
Depreciation expense	20,302	21,624
Gain on sale of real estate	(119,666)	(179)
Adjustment to loss for sale of collateral	-	(42,231)
Stock-based compensation	29,250	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposit	111,189	-
Interest and fees receivable	(916,672)	(154,877)
Other receivables	(150,520)	14,227
Due from borrowers	(308,866)	(278,694)
Prepaid expenses	(23,093)	(38,342)
(Decrease) increase in:
Due to member	-	(656,296)
Due to shareholder	-	16,957
Due to note purchaser	(723,478)	-
Accrued interest	117,128	55,071
Accrued expenses	(295,734)	(118,183)
Deferred revenue	44,265	580,741
Advances from borrowers	(243,387)	154,888
Total adjustments	(2,369,117)	(401,617)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,765,498	2,769,698

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	672,538	530,181
Acquisitions of and improvements to real estate owned	(104,799)	(424,023)
Escrow deposit	-	(46,440)
Purchase of property and equipment	(331,386)	(132,729)
Security deposit	-	1,750
Principal disbursements for mortgages receivable	(37,278,346)	(33,792,878)
Principal collections on mortgages receivable	20,958,280	14,849,831

NET CASH USED FOR INVESTING ACTIVITIES	(16,083,713)	(19,014,308)

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from line of credit	61,067,401	25,341,633
Repayment of line of credit	(43,648,867)	(17,534,390)
Principal payments on mortgage payable	(7,535)	(6,432)
Proceeds from IPO	-	13,000,000
Dividends paid	(4,935,365)	(1,720,997)
Pre-offering costs incurred	(853)	(1,486,798)
Financing costs incurred	(566,886)	(87,202)
Member contributions	-	653,646
Member distributions	-	(2,460,125)
NET CASH PROVIDED BY INVESTING ACTIVITIES	11,907,895	15,699,335

NET DECREASE IN CASH	(410,320)	(545,275)

CASH – BEGINNING OF PERIOD	954,223	1,561,863

CASH – END OF PERIOD	$543,903	$1,016,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Interest paid	$1,008,747	$545,782

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2018, the Company purchased a mortgage receivable from a third party at a discount in the amount of $21,433.

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the nine months ended September 30, 2018 amounted to $2,369,196.

The reversal of previously accrued capitalized costs during the nine months ended September 30, 2018, amounted to $6,212.

During the nine months ended September 30, 2017, the Company issued notes payable in the amount of $169,338 for the acquisition of mortgages receivable.

On February 8, 2017, Sachem Capital Partners, LLC transferred all its assets and liabilities to the Company in exchange for 6,283,237 shares of the Company’s Common stock.

The accompanying Notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

On February 9, 2017, the Company’s registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission (“SEC”). Pursuant to such registration statement, the Company issued and sold 2,600,000 common shares at a price of $5.00 per share, or $13 million of gross proceeds (the “IPO”). The net proceeds, after payment of underwriting discounts and commissions and transaction fees, were approximately $11.1 million. The IPO was consummated on February 15, 2017.

Following the consummation of the IPO, the Company believes it meets all the qualifications to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. Since then, the Company has been conducting its operations as if it is a REIT and made the election to be taxed as a REIT on its federal corporate income tax return for its 2017 tax year, which ended December 31, 2017. See Note 2 — “Significant Accounting Policies — Income Taxes” below.

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

The Company specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e. three years or less) secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional real estate collateral. Each loan is also personally guaranteed by the principal, or principals, of the borrower, which guaranty may be collaterally secured by a pledge of the guarantor’s, or guarantors, interest in the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.

Except where otherwise noted, the accompanying statements of operations and cash flows include the results of operations of SCP from January 1, 2017 through February 8, 2017, the date the Exchange was consummated.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Income Taxes

As a result of the Exchange and the IPO, the Company believes that it qualifies and operates as a Real Estate Investment Trust (REIT) for federal income tax purposes and made the election to be taxed as a REIT when it filed its 2017 federal income tax return. As a REIT, the Company is required to distribute at least 90% of its taxable income to its shareholders on an annual basis. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distributions requirements applicable to REITs and the diversity of ownership of its outstanding common shares. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompany September 30, 2018 Financial Statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Property and Equipment

Property and equipment principally consists of property held for rental or for sale and acquired either by purchase or through foreclosure or by deed in lieu of foreclosure. It also includes land and a building acquired in December 2016, which, after it is renovated, will become the Company’s primary business location, and is stated at cost. The building will be depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Prior to the Exchange, the Company’s business was conducted by SCP, a limited liability company. Accordingly, earnings per share for the nine months ended September 30, 2017 does not include the net income per share for the period prior to the Exchange.

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

SEPTEMBER 30, 2018

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

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

For the nine-month periods ended September 30, 2018 and 2017, the aggregate amounts of loans funded by the Company were $37,278,346 and $33,792,878, respectively offset by principal repayments of $22,743,996 and $14,849,831 respectively.

At September 30, 2018, the Company’s portfolio included closed loans ranging in size from $6,000 to $2,019,000 with stated interest rates ranging from 5.0% to 12.5% and a default interest rate for non-payment of 18%.

At September 30, 2018, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one to three years. In some cases, the Company has agreed to extend the term of the loans. A loan that is extended is treated as a new loan. However, prior to granting an extension, the loan underwriting process is repeated.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Credit Risk

Credit risk profile based on loan activity as of September 30, 2018 and December 31, 2017:

Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
September 30, 2018	$52,432,930	$19,326,891	$5,342,393	$703,095	$77,805,309
December 31, 2017	$43,855,827	$12,480,612	$6,676,060	$258,460	$63,270,959

The following is the maturities of mortgages receivable as of September 30, 2018:

2018	$14,419,754
2019	42,593,761
2020	11,022,029
2021	9,769,765
Total	$77,805,309

At September 30, 2018, of the 395 mortgage loans in the Company’s portfolio, ten (10) were designated by the Company as “non-performing” because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of September 30, 2018 was approximately $5.2 million. At September 30, 2018, all non-performing loans have been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, based on the assessed values of the properties and other independent data, the Company has determined the value of the collateral exceeds the outstanding balance on the loan.

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of September 30, 2018, real estate owned totaled $3,145,532, consisting of $887,606 of real estate held for rental and $2,257,926 of real estate held for sale. There is no valuation allowance on the real estate owned.

5.	Profit Sharing Plan

On April 16, 2018, The Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan)”. All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three and nine months ended September 30, 2018, the 401(k) Plan expense was $532 and $6,448, respectively.

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Effective May 11, 2018, the Company entered into a Credit and Security Agreement with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) regarding a new $35 million revolving credit facility (the “Webster Facility”) to replace the Bankwell Credit Line. The Webster Facility is secured by a first priority lien on all the Company’s assets, including its mortgage loan portfolio. Interest on the outstanding amount accrues at a rate equal to the 30-day LIBOR rate plus 4.00% per annum. All amounts outstanding under the Webster Facility, including principal, accrued interest and other fees and charges, are due and payable May 11, 2022. Pursuant to the terms of the Webster Facility, the maximum amount the Company may borrow is 75% of the aggregate principal amount of its “Eligible Mortgage Loans,” as defined. As of the Closing Date, the aggregate principal amount of the Company’s Eligible Mortgage Loans was approximately $43.2 million. The Credit and Security Agreement between the Company and the Lenders contains provisions regarding defaults and events of default, representations and warranties and affirmative, negative and financial covenants that are typical of transactions of this sort.

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

At September 30, 2018, the outstanding amount under the Webster Facility was approximately $27.3 million and the interest rate on the outstanding balance was 6.26%.

Mortgage Payable

The Company also has a mortgage payable to Bankwell Bank, collateralized by land and a building purchased by the Company to be used as its primary business location. The property is in the early stages of renovation and the Company expects to move its operations to the new location in the first quarter of 2019. The original principal amount of the mortgage loan was $310,000 and bears interest at the rate of 4.52%. Interest and principal are payable in monthly installments of $1,975 commencing in February 2017. The entire outstanding principal balance of the mortgage loan and all accrued and unpaid interest thereon is due and payable in January 2022.

Principal payments on the mortgage payable are due as follows:

Year ending December 31, 2018	$10,176
2019	10,645
2020	11,136
2021	11,650
2022	249,959
Total	$293,566

7.	Other income

Other income consists of the following:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Income on borrower charges	$23,579	$32,837	$164,296	$50,488
Lender fees	26,955	34,560	205,222	85,415
In-house legal fees	7,478	9,500	58,728	30,500
Modification Fees	115,544	-	194,416	-
Other Fees	-	-	11,781	-
Other income	1,715	3,299	40,387	39,372
Total	$175,271	$80,196	$674,830	$205,775

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

8.	Commitments and Contingencies

Loan Brokerage Commissions/Origination Fees Paid to JJV

Loan origination fees consist of points, generally 2%-5% of the original loan principal. Pursuant to SCP’s operating agreement, prior to the Exchange JJV was entitled to 75% of loan origination fees. For the nine months ended September 30, 2017, loan origination fees paid to JJV were $52,902, all of which were incurred prior to the Exchange. After the Exchange, JJV is no longer entitled to origination fee payments. These payments are amortized over the life of the loan for financial statement purposes and recognized as a reduction of origination fee income.

Original maturities of deferred revenue are as follows as of:

September 30,
2019	$786,777
2020	287,602
2021	78,286
Total	$1,152,665

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

For the nine-month period ended September 30, 2017, loan servicing fees paid to JJV were $32,778, all of which were incurred prior to the Exchange.

Unfunded Commitments

At September 30, 2018, the Company is committed to an additional $6,823,587 in construction loans that can be drawn by the borrowers when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant in foreclosure proceedings because of its position as the first mortgage lien holder. Generally, these foreclosure proceedings are brought by municipalities for it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, believes there is sufficient value in the subject property to assure that no loan impairment exists.

9	Related Party Transactions

The Company currently leases office space, on a month-to-month basis, in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey Villano, the Company’s co-CEO. Rent and other facility related charges paid by the Company to Union News for the nine- and three-month periods ended September 30, 2018 were $13,500 and $4,500, respectively, and for the period beginning February 8, 2017 and ending September 30, 2017 and three-month period ended September 30, 2017 were $10,500 and $3,000, respectively. Amounts for the 2017 periods only reflect payments made after the Exchange. The Company expects to move its operations to a new location, owned by the Company, in the first quarter of 2019.

Prior to the Exchange, SCP reimbursed the Manager for rent and other expenses paid by the Manager on its behalf. For the period beginning January 1, 2017 and ending February 8, 2017, such amount totaled $35,847. In addition to rent, these amounts include other payments made by the Manager on SCP’s behalf including insurance premiums and real estate taxes in instances where SCP was notified that the borrower is in default, costs of any actions (i.e., foreclosures) commenced by SCP to enforce its rights or collect amounts due from borrowers who were in default of their obligations to SCP as well as other costs that the Manager deemed appropriate to protect SCP’s interests. For the period beginning January 1, 2017 and ending February 8, 2017, the Manager paid salaries and payroll taxes on behalf of the Company totaling $12,223. Unreimbursed costs advanced by the Manager on behalf of SCP as of September 30, 2017 were $4,905 and are included in other receivables on the Company’s balance sheet.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

During the period beginning January 1, 2017 and ending February 8, 2017, SCP paid the Manager $52,902 representing origination fees on loans funded by SCP during the period.

From time to time, the Manager would acquire certain troubled assets from third parties who were not existing SCP borrowers. In such instances, the Manager would borrow money from SCP to finance these acquisitions. As part of the Exchange, the Company acquired the notes evidencing these loans from SCP. The principal balance of the loans to the Manager at September 30, 2018 was $969,457. The real estate purchased is held by the Manager in trust for the Company. The Company accounts for these arrangements as separate loans to the Manager. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow the Manager to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to the Manager. Since the IPO, the Company has not made any loans to the Manager. Interest income earned on loans to the Manager totaled $85,388 and $26,384 for the nine- and three-month periods ended September 30, 2018, respectively, and $103,223 and $31,320 for the nine- and three-month periods ended September 30, 2017, respectively. 2017 amounts include interest paid to SCP prior to the Exchange.

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders (members in the case of loans funded prior to the Exchange). The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of September 30, 2018, loans to former partners and now shareholders totaled $3,708,742. Interest income earned on these loans totaled $226,005 and $107,590 for the nine- and three-month periods ended September 30, 2018, respectively, and $168,766 and $84,823 for the nine- and three-month periods ended September 30, 2017, respectively.

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

At both September 30, 2018 and December 31, 2017, total amounts owed by the Manager to the Company was $22,977 and is reflected as other receivables on the Company’s balance sheet.

On February 9, 2017, the Company purchased computer hardware, software and furniture and fixtures totaling $92,806 from JJV.

For the nine months periods ended September 30, 2018 and 2017, the Company paid $56,250 and $50,200, respectively, to the wife of one of its co-chief executive officers for accounting and financial reporting services provided to the Company.

10.	Subsequent Events

Management has evaluated subsequent events through November12, 2018 the date on which the accompanying financial statements were completed. Except as otherwise set forth in this Note 10, based on management’s evaluation, no adjustments were required in the accompanying financial statements.

On October 1, 2018, the Company sold a property classified as real estate held for sale at September 30, 2018 receiving $178,475 not including interest impounded by the Company of $4,761. The Company believes the value of the remaining collateral exceeds the outstanding balance of $8,000 on the loan.

On October 31, 2018, the Company sold a property classified as real estate held for sale at September 30, 2018 receiving $408,255 in net proceeds from the sale. The note agreement contains additional collateral to satisfy the borrowers remaining balance of approximately $90,000.

On October 31, 2018, the Company sold a mortgage note receivable at a gain of $28,175 including a $12,500 note premium plus unpaid default interest of $15,675.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

On November 6, 2018, the Company paid a dividend of $0.12 per share, or $1,852,430 in the aggregate, to its shareholders.

On October 19, 2018, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC registering the sale of common shares, preferred shares, warrants, debt securities and/or units of any combination thereof of the Company (collectively, the “Securities”) having an aggregate offering price of up to $100 million, subject to the limitations impose by the Securities Act of 1933, as amended and applicable to the Company. The Shelf includes a prospectus supplement covering an “at-the-market” offering of up to $16 million of the Company’s common shares (the “ATM Offering”). The Shelf was declared effective by the SEC on November 9, 2018. The Company entered into an At Market Issuance Sales Agreement, dated November 9, 2018, with B. Riley FBR, Inc. (“B. Riley”), pursuant to which B. Riley will act as sales agent for the ATM Offering.  The Company will pay B. Riley commissions, discounts or other forms of compensation of up to 7% on sale of common shares in the ATM Offering.

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

We believe that, following the consummation of the IPO, we have met all the requirements to qualify as a REIT for federal income tax purposes and elected to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% exercise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.

Operational and Financial Overview

Since December 2010, when we commenced operations as SCP, through September 30, 2018, our most recent quarter end, we have made an aggregate of 832 loans, which includes renewals and extensions of existing loans. At September 30, 2018, (i) our loan portfolio included 395 mortgage loans, with individual principal loan amounts ranging from $6,000 to $2.0 million and an aggregate loan amount of approximately $77.8 million, (ii) the average original principal amount of the mortgage loans in the portfolio was $197,000 and the median mortgage loan amount was $136,000 and (iii) approximately 79.5% of the mortgage loans had a principal amount of $250,000 or less. In comparison, at September 30, 2017, (i) our loan portfolio included 311 loans, with individual principal loan amounts ranging from $10,000 to $1.2 million and an aggregate loan amount of approximately $52.7 million, (ii) the average original principal amount of the loans in the portfolio was $169,000 and the median loan amount was $116,500 and (iii) approximately 81.0% of the loans had a principal amount of $250,000 or less. At September 30, 2018 and 2017, unfunded commitments for future advances under construction loans totaled approximately $6.8 million and $3.1 million, respectively.

Similarly, our revenues and net income have been growing. For the nine months ended September 30, 2018, revenues and net income were approximately $8.8 million and $6.1 million, respectively. For the first nine months of 2017, revenues and net income were approximately $4.7 million and $3.2 million, respectively. We cannot assure you, our shareholders, that we will be able to sustain these growth rates.

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

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 66% vs. 34% of our total capitalization at September 30, 2018). At September 30, 2018, the interest rate on the Webster Facility was 6.26% per annum and the annual yield on our loan portfolio was 12.48% per annum. The yield has remained steady over the past few years as older loans come due and are either repaid or refinanced at similar rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees, default rates of interest and late payment fees. We expect our borrowing costs to continue to increase in 2018 as interest rates continue to increase. To date, we have not raised rates on our loans to match the recent increases in our borrowing rate. After considering the benefits and risks of increasing our rates, considering our relatively low level of debt and cost of funds, we believe the better strategy is to focus on building market share rather than short-term profits and cash flow, although this strategy could adversely impact our profits and cash flow in the short-term.

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

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since December 2010, when SCP commenced operations, through September 30, 2018, our most recent quarter end, we have made an aggregate of 832 mortgage loans having an aggregate original principal amount of $155.8 million. Until 2015, we never had a situation where a borrower was unable to service a loan during its term or unable to repay the entire outstanding balance, interest and principal, in full at maturity.

At September 30, 2018, of the 395 mortgage loans in our portfolio, 10 were designated by us as “non-performing,” typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of September 30, 2018 was approximately $5.2 million, representing approximately 6.7% of our aggregate mortgage loan portfolio. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, we have determined the value of the collateral exceeds the outstanding balance on the loan.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Webster Facility, unless otherwise explicitly permitted by the Credit and Security Agreement, we may not incur any additional indebtedness without Webster’s consent. The most significant exception to this covenant is one that permits us to separately finance the mortgage loans in our portfolio that secure “commercial” properties. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At September 30, 2018, debt proceeds represented approximately 34% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

We consummated our IPO in February 2017, offering and selling 2,600,000 common shares at a price of $5.00 per share. The net proceeds, after payment of underwriting discounts and commissions and transaction fees were approximately $11.1 million, which we initially used to pay down the entire outstanding balance on the Bankwell Credit Facility. In November 2017, we completed a second public offering in which we sold an aggregate of 4,312,500 common shares at a public offering price of $4.00 per share. The gross proceeds from the November offering were $17.25 million and the net proceeds were approximately $15.3 million, which were also used to reduce the outstanding balance on the Bankwell Credit Facility.

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

Pursuant to the terms of the agreement governing the Webster Facility, we may draw up to 75% the aggregate principal amount of our “Eligible Mortgage Loans,” which are defined as mortgage loans secured by a first mortgage lien on real property as to which (a) certain representations and warranties are correct, (b) the loan-to-value ratio is not greater than seventy percent (70%), (c) the principal amount of such mortgage loan does not exceed $1.5 million ($4 million in the case of related borrowers), (d) (i) with respect to mortgage loans made prior to the Closing Date, the mortgage note has a stated maturity that does not exceed thirty-six (36) months and does not provide for, or have, any extension beyond thirty-six (36) months from the original due date of such mortgage note (ii) with respect to Mortgage Loans made on or after the Closing Date, the mortgage note has a stated maturity that does not exceed twenty-four (24) months and does not provide for, or have, any extension beyond twenty-four (24) months from the original due date of such mortgage note and (e) the mortgage file has been delivered to WBCC, the Agent for the Lenders and (f) that were approved by Agent in its “permitted discretion” for inclusion as collateral. Mortgage loans secured by non-residential properties are excluded. At the Closing Date, our Eligible Mortgage Loans totaled approximately $43.2 million.

Under the terms of the Credit and Security Agreement, we, either directly or through a loan subsidiary, may enter into a separate loan transaction with one or more third party financial institution(s), which is secured by a lien on the mortgage loans in our portfolio that are secured by “commercial” properties. As of September 30, 2018, mortgage loans secured by commercial properties had an aggregate principal amount of approximately $19.3 million.

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

REIT Qualification

We believe that since the consummation of the IPO, we have qualified as a REIT and that it is in the best interests of our shareholders that we operate as a REIT. We made the election to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. We cannot assure you that we will qualify as a REIT or that, even if we do qualify initially, we will be able to maintain REIT status.

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

Results of operations

We were formed in January 2016 and, prior to the consummation of the Exchange, had not engaged in any business activity. Except as otherwise stated, the results of operations discussed below for the three- and nine-month periods ended September 30, 2017, include those of SCP for the portion of the period prior to the consummation of the Exchange on February 8, 2017. Given the significant changes to our operations in the first quarter of 2017, comparisons of operating results in 2018 and 2017 may not be appropriate.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Total revenue

Total revenue for the three months ended September 30, 2018 was approximately $3.05 million compared to approximately $1.9 million for the three months ended September 30, 2017, an increase of approximately $1.1 million, or 57%. The increase in revenue represents an increase in lending operations. For the 2018 period, interest income was approximately $2.3 million, net origination fees were approximately $383,000, other income was approximately $175,000 and gains on the sale of real estate were approximately $120,000. In comparison, for the three months ended September 30, 2017, interest income was approximately $1.6 million, net origination fees were approximately $197,000, other income was approximately $80,000 and gains from the sale of real estate were approximately $16,000.

Operating costs and expenses

Total operating costs and expenses for three months ended September 30, 2018 were approximately $1.09 million compared to approximately $621,000 for the three months ended September 30, 2017 period, an increase of approximately 75%. The increase in operating costs and expenses is primarily attributable to the increase in our lending operations. Interest expense and amortization of deferred financing costs for the three months ended September 30, 2018 were approximately $494,000 compared to approximately $303,000 for the corresponding 2017 period, an increase of approximately 63%, reflecting the increase in the amount of our outstanding indebtedness and cost of funds. Compensation and related costs for the three months ended September 30, 2018 was approximately $374,000 compared to approximately $196,000 for the corresponding 2017 period. The increase was due primarily to the increase in the base annual compensation payable to our co-chief executive officers, salary increases payable to our other employees and stock based compensation expense relating to common shares issued to our independent directors. For the three months ended September 30, 2018, we recorded increases in professional fees (approximately $54,000 in 2018 compared to approximately $47,000 for the corresponding 2017 period) and general and administrative expenses (approximately $142,000 in the 2018 period compared to approximately $35,000 for the corresponding 2017 period). Depreciation for the three months ended September 30, 2018 was approximately $7,000 compared to approximately $9,000 for the corresponding 2017 period.

Net Income

Net income for the three months ended September 30, 2018 was approximately $ 1.96 million, or $0.13 per share, compared to approximately $1.32 million, or $0.12 per share for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Total revenue

Total revenue for the nine months ended September 30, 2018 was approximately $8.8 million compared to approximately $4.7 million for the nine months ended September 30, 2017, an increase of $4.1 million, or 86%. The increase in revenue represents an increase in lending operations. For the 2018 period, interest income was approximately $6.6 million, net origination fees were approximately $1.07 million and other income was approximately $675,000. In comparison, for the nine months ended September 30, 2017, interest income was approximately $3.8 million, net origination fees were approximately $464,000 and other income was approximately $206,000. Prior to the completion of the IPO, 75% of gross origination fees were paid to JJV, LLC (“JJV”), SCP’s managing member. Accordingly, from January 1, 2017 through February 8, 2017, net origination fee income is net of the amounts payable to JJV and other adjustments. From and after February 9, 2017, JJV is no longer entitled to any payments from us (other than dividends paid to it in its capacity as a shareholder of Sachem Capital Corp.).

Operating costs and expenses

Total operating costs and expenses for nine months ended September 30, 2018 were approximately $2.7 million compared to approximately $1.6 million for the nine months ended September 30, 2017, an increase of approximately 70.0%. The increase in operating costs and expenses is primarily attributable to the increase in our lending operations as well as a change in our status from a limited liability company to a publicly-held REIT subject to the reporting requirements of the Exchange Act. Interest expense and amortization of deferred financing costs for the nine months ended September 30, 2018 were approximately $1.1 million compared to approximately $589,000 for the corresponding 2017 period, an increase of approximately 86.0%, reflecting the increase in the amount of our outstanding indebtedness. Compensation and related costs for the nine months ended September 30, 2018 was approximately $915,000 compared to approximately $466,000 for the corresponding 2017 period. However, this was offset, in part, by a decrease in compensation to manager to $0 in 2018 compared to approximately $36,000 in the corresponding 2017 period. For the nine months ended September 30, 2018, professional fees were approximately $213,000 compared to approximately $179,000 for the corresponding 2017 period. General and administrative expenses were approximately $315,000 in the 2018 period compared to approximately $213,000 for the corresponding 2017 period, an increase of 48.0%. The foregoing increases were primarily due to the change in our status from a private to a public company subject to the reporting obligations of the Exchange Act. Depreciation for the nine months ended September 30, 2018 was approximately $20,000 compared to approximately $22,000 for the corresponding 2017 period. In addition, for the nine months ended September 30, 2018, we incurred a $19,000 excise tax compared to $0 for the same period in 2017, because we failed to distribute 85% of our 2017 taxable income in 2017 as is required of REITs.

Net Income

Net income for the nine months ended September 30, 2018 was approximately $6.1 million, or $0.40 per share, compared to approximately $3.2 million, or $0.26 per share for the nine months ended September 30, 2017. Since we operated as a limited liability company prior to the IPO, the net income per share data for the nine months ended September 30, 2017 does not include the net income per share for the period prior to the IPO.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine-month period ended September 30, 2018 was approximately $3.8 million compared to approximately $2.8 million for the corresponding 2017 period, an increase of approximately $1.0 million. For the 2018 period, the increase in net cash provided by operating activities is primarily attributable to an increase in net income of approximately $3.0 million, a decrease in the escrow deposit of approximately $111,000, and an increase in due to member of approximately $656,000, offset by increases in interest and fees receivable of approximately $762,000 and other receivables of approximately $165,000 and decreases in due to note purchaser of approximately $723,000, accrued expenses of approximately $178,000, advances from borrowers of approximately $398,000, and a decrease in deferred revenue of approximately $536,000.

Net cash used in investing activities for the nine-month period ended September 30, 2018 was approximately $16.1 million compared to approximately $19.0 million for the comparable 2017 period. The decrease in cash used in investing activities for the 2018 period is primarily due to increased collections on mortgages receivable of approximately $6.1 million, a decrease in acquisitions of and improvements to real estate owned of approximately $319,000, and an increase in proceeds from the sale of real estate owned of approximately $142,000, offset by increases in the issuance of mortgages receivable of approximately $3.5 million and the purchase of property and equipment of approximately $199,000.

Net cash provided by financing activities for the nine-month period ended September 30, 2018 was approximately $11.9 million compared to approximately $15.7 million for the nine-month period ended September 30, 2017. Net cash provided by financing activities for the 2018 period primarily consists of combined net proceeds from the Bankwell and Webster Credit Facilities of approximately $17.4 million offset by dividends paid of approximately $4.9 million and financing costs incurred of approximately $567,000, while net cash provided by financing activities in the 2017 period consists primarily of net proceeds from the IPO of approximately $11.5 million and member contributions of approximately $653,000 and net proceeds on the Bankwell Credit Facility of approximately $7.8 million offset by dividends paid of approximately $1.72 million and members distributions of approximately $2.46 million.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and payments for usual and customary operating and administrative expenses, such as employee compensation, rent, sales, marketing expenses and dividends. Based on this analysis, we believe that our current cash balances, the amount available to us under the Webster Facility and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

Subsequent Events

On October 1, 2018, we sold a property classified as real estate held for sale at September 30, 2018 receiving $178,475 not including interest impounded by us of $4,761. We believe the value of the remaining collateral exceeds the outstanding balance of $8,000 on the loan.

On October 31, 2018, we sold a property classified as real estate held for sale at September 30, 2018 receiving $408,255 in net proceeds from the sale. The note agreement contains additional collateral to satisfy the borrowers remaining balance of approximately $90,000.

On October 31, 2018, we sold a mortgage note receivable at a gain of $28,175 including a $12,500 note premium plus unpaid default interest of $15,675.

On November 6, 2018, we paid a dividend of $0.12 per share, or $1,852,430 in the aggregate, to our shareholders.

On October 19, 2018, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC registering the sale of our common shares, preferred shares, warrants, debt securities and/or units of any combination thereof (collectively, the “Securities”) having an aggregate offering price of up to $100 million, subject to the limitations impose by the Securities Act of 1933, as amended and applicable to us. The Shelf includes a prospectus supplement covering an “at-the-market” offering of up to $16 million of our common shares (the “ATM Offering”). The Shelf was declared effective by the SEC on November 9, 2018. We entered into an At Market Issuance Sales Agreement, dated November 9, 2018, with B. Riley FBR, Inc. (“B. Riley”), pursuant to which B. Riley will act as sales agent for the ATM Offering.  We will pay B. Riley commissions, discounts or other forms of compensation of up to 7% on the sale of our common shares in the ATM Offering.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of September 30, 2018, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$4,679	$4,679	$—	$—	$—
Unfunded portions of outstanding construction loans	—	—	—	—	—
Unfunded loan commitments	6,823,587	6,823,587	—	—	—
Total contractual obligations	$6,828,266	$6,828,266	$—	$—	$—

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

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Form of Representative’s Warrants issued on February 9, 2017 in connection with the initial public offering (3)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4.1	Amended and Restated Revolving Note, dated March 15, 2016, in the principal amount of $15,000,000 (1)
10.4.2	Form of Second Amended and Restated Commercial Revolving Loan and Security Agreement, February 8, 2017, among Bankwell Bank, as Lender, and Sachem Capital Partners, LLC, as Existing Borrower, and Sachem Capital Corp., as Borrower (1)
10.4.3	Guaranty Agreement, dated December 18, 2014 (1)
10.4.4	Form of Second Reaffirmation of Guaranty Agreement, dated February 8, 2017 (1)
10.4.5	Amended and Restated Revolving Note, dated June 30, 2017, in the principal amount of $20,000,000 (5)
10.4.6	Modification of Second Amended and Restated Commercial Revolving Loan and Security Agreement, dated as of June 30, 2017, among Bankwell Bank (as lender), Sachem Capital Corp. (as borrower), and John L. Villano, Jeffrey C. Villano and JJV, LLC, (as guarantors) (5)
10.4.7	Third Reaffirmation of Guaranty Agreement, dated June 30, 2017 (5)

10.5	Credit and Security Agreement, dated as of May 11, 2018, by and among Sachem Capital Corp. (as borrower) and Webster Business Credit Corporation (“WBCC”), Bankwell Bank (“Bankwell”) and Berkshire Bank (“Berkshire”) (collectively, the lenders) for a $35 million revolving credit facility (6)
10.5.1	Final Form of Revolving Credit Note issued to each of WBCC, Bankwell and Berkshire, dated May 11, 2018, in the principal amounts of $13,750,000, $13,750,000 and $7,500,000, respectively (6)
10.6	Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. (the “Company”) 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (7)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.

**	Compensation plan or arrangement for current or former executive officers and directors.

***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

(3)	Previously filed on December 23, 2016, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Current Report on Form 8-K on July 6, 2017 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2018	SACHEM CAPITAL CORP.

	By:	/s/ Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Office
(Principal Executive Officer)

Date: November 12, 2018	By:	/s/ John L. Villano
John L. Villano, CPA
Co-Chief Executive Office and Chief Financial Officer
(Principal Financial Officer)

