Form 10-K
period 2018-12-31
Sachem Capital Corp.
filed 2019-03-29
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37997

SACHEM CAPITAL CORP.

(Exact name of registrant as specified in its charter)

New York	81-3467779
State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization	Identification No.)

698 Main Street, Branford, CT 06405

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

Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller Reporting Company ☑
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

As of June 29, 2018, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates, computed by reference to the closing price for a common share on the NYSE American LLC on such date, was approximately $49,547,000.

As of March 28, 2019 the registrant had 15,950,256 common shares, $.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ii

PART I

Item 1. Business

Background

We were organized as a New York corporation in January 2016 under the name HML Capital Corp. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 9, 2017, we completed our initial public offering (the “IPO”) in which we issued and sold 2.6 million of our common shares, $.001 par value per share (“Common Shares”). We believe that since the consummation of the IPO, we have qualified as a REIT and that it is in the best interests of our shareholders that we operate as a REIT. Beginning with our 2017 tax year, we elected to be taxed as a REIT. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our REIT status, but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we are also subject to federal excise taxes and minimum state taxes. Finally, we intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.

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

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 12.5% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 70%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. Under the terms of the Webster Facility (described below), mortgage loans exceeding $250,000 require a third-party to complete an appraisal of the collateral. Failure to obtain such an appraisal would render the loan ineligible for inclusion in the borrowing base. In the case of smaller loans, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after taking into account the loan under consideration.

In February 2017, we sold 2.6 million Common Shares at $5.00 per share, raising $13 million of gross proceeds in the IPO. The net proceeds from the IPO were approximately $11.1 million. The primary purpose of the IPO was to raise additional equity capital to fund mortgage loans and expand our mortgage loan portfolio. The IPO was also intended to diversify our ownership so that we could qualify, for federal income tax purposes, as a real estate investment trust, or REIT. Initially, we used the net proceeds from the IPO to reduce to zero the outstanding balance on our $15 million credit facility with Bankwell Bank (the “Bankwell Credit Line”), which at the time was $10.8 million. Since then our business has grown. As a result, in May 2018 we replaced the Bankwell Credit Line with the Webster Facility, a $35 million revolving credit facility, described in greater detail below.

In November 2017 we completed a second public offering in which we sold an aggregate of 4,312,500 Common Shares at a public offering price of $4.00 per share. The gross proceeds from this offering were $17.25 million and the net proceeds were approximately $15.3 million, which were also used to reduce the outstanding balance on the Bankwell Credit Line.

On May 11, 2018 (the “Closing Date”), we entered into a Credit and Security Agreement with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) under which the Lenders agreed to provide us with a $35 million revolving credit facility (the “Webster Facility”) to replace the Bankwell Credit Line, which was repaid in full and terminated. The Webster Facility is secured by a first priority lien on substantially all our assets, including our mortgage loan portfolio. Amounts outstanding under the Webster Facility bear interest at a floating rate equal to the 30-day LIBOR rate plus 4.00% per annum and will be due and payable on May 11, 2022. At December 31, 2018, the outstanding balance on the Webster Facility was accruing interest at the rate of 6.50% per annum.

Pursuant to the terms of the agreement governing the Webster Facility, we may draw up to 75% of the aggregate principal amount of our “Eligible Mortgage Loans,” which are defined as mortgage loans secured by a first mortgage lien on real property that meet the following criteria: (a) certain representations and warranties are correct; (b) the loan-to-value ratio is not greater than seventy percent (70%); (c) the principal amount of such mortgage loan does not exceed $1.5 million ($4 million in the case of related borrowers); (d) (i) with respect to mortgage loans made prior to the Closing Date, the mortgage note has a stated maturity that does not exceed thirty-six (36) months and does not provide for, or have, any extension beyond thirty-six (36) months from the original due date of such mortgage note and (ii) with respect to Mortgage Loans made on or after the Closing Date, the mortgage note has a stated maturity that does not exceed twenty-four (24) months and does not provide for, or have, any extension beyond twenty-four (24) months from the original due date of such mortgage note; (e) the mortgage file has been delivered to WBCC, the Agent for the Lenders; and (f) have been approved by Agent in its “permitted discretion” for inclusion as collateral. Mortgage loans secured by non-residential properties are excluded. At the Closing Date, our Eligible Mortgage Loans totaled approximately $43.2 million.

Under the terms of the Credit and Security Agreement, we, either directly or through a loan subsidiary, may enter into a separate loan transaction with one or more third party financial institution(s), which is secured by a lien on the mortgage loans in our portfolio that are secured by “commercial” properties.

Events of default under the terms of the Webster Facility include: (i) failure to timely pay amounts due; (ii) breach of covenants and other agreements; (iii) material misrepresentations; (iv) bankruptcy or insolvency; (v) failure to deliver reports on time; (vi) change in control or change in management and (vii) material adverse changes to our business.

In connection with the Webster Facility we made various representations and warranties, which are typical of transactions of this type including those relating to our authority to enter into the transaction, our organization and qualification, the filing of tax returns and the payment of taxes, the completeness and accuracy of our financial statements, our compliance with laws, rules and regulations relating to our employees, the workplace and the environment, our solvency, our indebtedness and liabilities; our intellectual property; the status of our material agreements, that we are not in default of any material agreements, that we have no labor disputes and our status as a REIT.

The Credit and Security Agreement also includes various affirmative, negative and financial covenants typical of transactions of this type. The financial covenants include maintaining (i) a minimum tangible net worth of not less than $52 million, (ii) a fixed charge coverage ratio of not less than 1.25:1 and (iii) a senior funded debt to tangible net worth ratio of not more than 2:1. At December 31, 2018, our “Tangible Net Worth,” was less than $52 million; however, the Lenders waived compliance with this covenant as of that date. Since December 31, 2018, our Tangible Net Worth has increased and we are in compliance with the net worth covenant.

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

Our principal executive officers are experienced in hard money lending under various economic and market conditions. Our founders and co-chief executive officers, Jeffrey C. Villano and John L. Villano, are responsible for business development as well as underwriting, structuring and servicing the loans in our portfolio. A principal source of new transactions has been repeat business from existing and former customers and their referral of new business. We also receive leads for new business from banks, brokers, attorneys and web-based advertising. We rely on our own employees, independent legal counsel, and other independent professionals to verify title and ownership, to file liens and to consummate the transactions.

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

The Market Opportunity

We believe there is a significant market opportunity for a well-capitalized ‘‘hard money’’ lender to originate attractively priced loans to small-scale real estate developers with strong equity positions (i.e., good collateral), particularly in Connecticut where real estate values in many neighborhoods are stable and substandard properties are being improved, rehabilitated and renovated. We also believe these developers would prefer to borrow from us rather than other lending sources because of our flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly.

Our Business and Growth Strategies

Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by continuing to focus on selectively originating, managing and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the Connecticut real estate market, our expertise in ‘‘hard money’’ lending and our focus on newly originated first mortgage loans, should enable us to achieve this objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

Our strategy to achieve our objective includes the following:

•	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;

•	take advantage of the prevailing economic environment as well as economic, political and social trends that may impact real estate lending currently and in the future, as well as the outlook for real estate in general and particular asset classes;

•	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle; and

•	operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Our Competitive Strengths

We believe our competitive strengths include:

•	Experienced management team. Our management team, John L. and Jeffrey C. Villano, are experienced real estate lenders. They have successfully originated and serviced a portfolio of real estate mortgage loans generating attractive annual returns under varying economic and real estate market conditions. We believe their experience provides us with the ability to effectively deploy our capital in a manner that will provide for attractive risk-adjusted returns while focusing on capital preservation and protection.

•	Long-standing relationships. At December 31, 2018, 16 loans, having an aggregate principal balance of approximately $5.3 million, were made to borrowers with whom we have long-standing relationships, including three (3) loans with an aggregate principal balance of approximately $879,000 to JJV, LLC (“JJV”) the former managing member of SCP, which is owned by our co-chief executive officers. In addition, our loan portfolio includes 44 loans having an aggregate principal balance of approximately $7.2 million that were extensions of prior loans. Customers are also a referral source for new borrowers. As long as these borrowers remain active real estate investors they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

•	Knowledge of the market. Our intimate knowledge of the Connecticut real estate market enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors.

•	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include numerous checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, the value of the property and other forms of collateral.

•	Vertically-integrated loan origination platform. We manage and control the loan process from origination through closing with our own personnel or independent legal counsel and, in the case of larger loans, independent appraisers, with whom we have long-standing relationships. Together, these individuals constitute a team highly experienced in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to quickly and efficiently execute opportunities we deem desirable.

•	Structuring flexibility. As a relatively small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.

•	No legacy issues. Unlike many of our competitors, we are not burdened by distressed legacy real estate assets. We do not have a legacy portfolio of lower-return or problem loans that could potentially dilute the attractive returns we believe are available in the current liquidity-challenged environment and/or distract and monopolize our management team’s time and attention. We do not have any adverse credit exposure to, and we do not anticipate that our performance will be negatively impacted by, previously purchased assets.

•	History of successful operations. We commenced operations as a limited liability company in December 2010 with three investors and limited equity capital. Immediately prior to the IPO, we had approximately 155 investors and $28.5 million of members’ equity, including capital invested by our founders, Jeffrey C. Villano and John L. Villano and their respective affiliates. Our loan portfolio at the time the IPO was consummated was $33.8 million. Since inception our revenues, net income, cash flows and distributions to investors have steadily increased. In 2017, we funded an aggregate of approximately $53.5 million of loans, raised a total of $30.25 million of equity capital (in addition to the $28.5 million of members’ equity immediately prior to the IPO) and obtained a $20.0 million revolving credit facility to support our lending operations. In 2018, we funded an aggregate of approximately $42.1 million of loans, and we replaced the $20.0 million revolving credit facility from Bankwell Bank with a new $35 million revolving credit facility from WBCC to support our lending operations.

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

At December 31, 2018, our mortgage loan portfolio included loans ranging in size from approximately $8,000 to approximately $2.04 million. Approximately 79% of the mortgage loans have an original principal amount of $250,000 or less, with an average mortgage loan size of approximately $196,000 and a median mortgage loan size of approximately $140,000. The table below gives a breakdown of our mortgage loan portfolio by loan size as of December 31, 2018:

Amount	Number of Loans	Aggregate Principal Amount
$100,000 or less	133	$8,862,738
$100,001 to $250,000	185	29,318,462
$250,001 to $500,000	67	23,286,736
$500,001 to $1,000,000	10	6,472,817
Over $1,000,000	8	10,950,357
Total	403	$78,891,110

Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2018, our loan portfolio included 143 loans with future funding obligations, having a funded principal amount of $30,086,008, and $5,963,355 remained as unfunded pending borrower performance. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction.

In general, our strategy is to service and manage the loans we originate until they are paid. However, there have been a few instances where we have sold loans to meet our need for additional lending capital. Approximately 90% of the loans in our portfolio (representing approximately 89.5% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut at December 31, 2018. The remaining principal balance of our loan portfolio is secured by properties located in Massachusetts, Florida, New York, Vermont and Rhode Island. We are slowly expanding our geographic footprint to include all of New England. Most of the properties we finance are residential investment, or commercial. However, in all instances the properties are held only for investment by the borrowers and may or may not generate cash flow.

The typical terms of our loans are as follows:

Principal amount. We have a policy that will limit the amount of any loan to 10% of our total loan portfolio after taking into account the loan in question. At December 31, 2018, our loan portfolio included loans ranging in size from approximately $8,000 to approximately $2.0 million. Approximately 79% of the loans had an original principal amount of $250,000 or less and 96.0% had an original principal amount of $500,000 or less. The average loan size was approximately $196,000 and the median loan size was approximately $140,000.

Loan-to-Value Ratio. Under the terms of the Webster Facility, we may draw up to 75% the aggregate principal amount of our “Eligible Mortgage Loans,” which are defined as mortgage loans secured by a first mortgage lien on real property that meet the following criteria: (a) certain representations and warranties are correct; (b) the loan-to-value ratio is not greater than seventy percent (70%); (c) the principal amount of such mortgage loan does not exceed $1.5 million ($4 million in the case of related borrowers); (d) (i) with respect to mortgage loans made prior to the Closing Date, the mortgage note has a stated maturity that does not exceed thirty-six (36) months and does not provide for, or have, any extension beyond thirty-six (36) months from the original due date of such mortgage note and (ii) with respect to Mortgage Loans made on or after the Closing Date, the mortgage note has a stated maturity that does not exceed twenty-four (24) months and does not provide for, or have, any extension beyond twenty-four (24) months from the original due date of such mortgage note; (e) the mortgage file has been delivered to WBCC, the Agent for the Lenders; and (f) have been approved by Agent in its “permitted discretion” for inclusion as collateral.

Interest rate. Currently, a fixed rate between 5.0% to 12.5% per annum with a default rate of 18% per annum.

Origination fees. Ranges from 2% for loans of one year or less to 5% for three-year loans. In the case of three-year loans, a portion of the origination is credited back to the borrower in the event the loan balance is paid off early. In addition, if the term of the loan is extended, additional points are payable upon the extension.

Term. Generally, one to three years with early termination in the event of a sale of the property. Recently, in order to mitigate the risks associated with rising interest rates, whenever possible, we seek to limit the term on new loans to one year. We may agree to extend the maturity date so long as the borrower complies with all loan covenants, financial and non-financial, and the loan otherwise satisfies our then existing underwriting criteria. As a matter of policy, we will only extend the maturity for one year at a time, although there is no limit on the number of times the same loan can be extended. However, under the terms of the Webster Facility, a loan whose maturity date has been extended for more than three years from the original maturity date loses its status as an “Eligible Note Receivable.” We treat a renewal or extension of an existing loan as a new loan.

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

Our Loan Portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated.

	Year Ended December 31,
	2018	2017
Loans originated	$42,078,191	$53,468,949
Loans repaid	$24,641,469	$23,948,601
Mortgage lending revenues	$10,768,302	$6,497,846
Mortgage lending expenses	$3,390,718	$1,775,651
Number of loans outstanding	403	337
Principal amount of loans earning interest	$78,891,110	$63,270,959
Average outstanding loan balance	$195,760	$187,748
Weighted average contractual interest rate (1)	12.85%	12.08%
Weighted average term to maturity (in months) (2)	11	12

(1)	Does not include origination fees.
(2)	Without giving effect to extensions.

The following table details our mortgage loan portfolio as of December 31, 2018 by year of origination:

Year of Origination	Number of Loans	Aggregate Principal Amount
2018	197	$35,486,999
2017	109	27,477,888
2016	54	8,794,209
2015	31	4,539,277
2014 and prior	12	2,592,737
Total	403	$78,891,110

Historically, most of our loans are paid prior to their maturity dates. For example, of the loans that were repaid in full during 2018, approximately 81.0% were repaid prior to maturity. Similarly, for 2017, approximately 82.0% of the loans repaid during that year were paid prior to maturity. Our loan portfolio at December 31, 2018 included 403 mortgage loans of which 36 (i.e., approximately 9% of the loans in our portfolio) had matured in 2018 but have not been repaid in full or extended. These loans are in the process of modification and will be extended if there are no existing defaults and the borrower can satisfy our other underwriting criteria, including the proper loan-to-value ratio. We treat renewals and extensions of existing loans as new loans.

We monitor our loans on a day-to-day basis. We generate daily reports from our loan tracking software that provides us with detailed information on each loan in our portfolio including the maturity date of the loan, the date the last payment was received, the date the next payment is due, the amount, if any, in arrears, whether we have received any notice from the insurance carrier that a claim has been made or that coverage has been discontinued and whether we have received any notice from the taxing authority of a lien for non-payment of taxes. If there is a default, we immediately contact the borrower to determine the reasons underlying the default and what action the borrower plans to take to cure the default. Once we become aware of the default, we continue to monitor the loan closely until we are satisfied that the situation has been resolved. Generally, we do not make periodic inspections of the properties securing our loans or obtain new appraisals during the term of the loan even if there is a default. However, if the borrower desires to extend the term of the loan, since we treat that as a new loan, we undertake all our underwriting procedures, including, if necessary, a new appraisal.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. From our inception in December 2010 through December 31, 2018, we have made an aggregate of 885 mortgage loans having an aggregate original principal amount of approximately $165.1 million.

At December 31, 2018, of the 403 mortgage loans in our portfolio, 13 were treated by us as “non-performing” either because the borrower is more than 90 days in arrears on its interest payment obligation or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2018 was approximately $5.1 million. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, we believe the value of the collateral exceeds the outstanding balance on the loan.

At December 31, 2017, of the 337 mortgage loans in our portfolio, 12 were treated by us as “non-performing” either because the borrower was more than 90 days in arrears on its interest payment obligation or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2017 was approximately $2.2 million. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, we believe the value of the collateral exceeds the outstanding balance on the loan.

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

At December 31, 2018, five affiliated borrowers accounted for 6.7% of our loan portfolio. At December 31, 2017, four affiliated borrowers accounted for 5.91% of our loan portfolio.

The following tables set forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2018 and 2017 and the interest earned in each category:

	At December 31,
	2018	2017
Developer – Residential Mortgages	$52,980,472	$43,855,827
Developer – Commercial Mortgages	19,250,618	12,480,612
Land Mortgages	5,638,113	6,676,060
Mixed Use	1,021,907	258,460
Total Mortgages Receivable	$78,891,110	$63,270,959

	For the Years Ended December 31,
	2018*			2017*
	# of Loans	Interest earned	%	# of Loans	Interest earned	%
Residential	321	$6,017,811	67.2	272	$3,766,887	69.3
Commercial	58	2,186,590	24.4	45	1,071,991	19.7
Land Mortgages	19	640,408	7.1	17	573,424	10.6
Mixed Use	5	116,074	1.3	3	22,200	.4
Total	403	$8,960,883	100.0	337	$5,434,502	100.0

*	The 2018 and 2017 data in the table above and the information in the paragraph below include income from two loans classified as “Other receivables” on our December 31, 2018 and 2017 balance sheets, with a carried value of $0 and $182,466, respectively.

At December 31, 2018: 363 loans, which accounted for approximately 89.5% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 17 loans, which accounted for approximately 5.0% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; 10 loans, which accounted for approximately 2.2%of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New York; two loans, which accounted for approximately 0.5% of the aggregate outstanding balance of our loan portfolio, were secured by properties located in Florida; 10 loans, which accounted for approximately 2.5%of our loan portfolio, were secured by properties located in Rhode Island; and one loan, which accounted for approximately 0.3% of our loan portfolio, was secured by a property located in Vermont.

At December 31, 2017: 299 loans, which accounted for approximately 89.5% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 20 loans, which accounted for approximately 5.0% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; five loans, which accounted for approximately 1.5% of the aggregate outstanding principal balance of our loan portfolio, were secured by a property located in New York; two loans, which accounted for approximately 0.5% of the aggregate outstanding balance of our loan portfolio, were secured by properties located in Florida; 10 loans, which accounted for approximately 3.0% of our loan portfolio, were secured by properties located in Rhode Island; and one loan, which accounted for approximately 0.5% of our loan portfolio, was secured by a property located in Vermont.

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

When underwriting a loan, the primary focus of our analysis is the value of a property. Prior to making a final decision on a loan application we conduct extensive due diligence of the property as well as the borrower and its principals. In terms of the property, we require a third-party appraisal and a third-party assessment report if the original principal amount of the loan exceeds $250,000. In all other cases, we rely on readily available market data such as tax assessments and recent sales. Under the terms of the Webster Facility, mortgage loans exceeding $250,000 require a third-party to complete an appraisal of the collateral. Failure to obtain such an appraisal would render the loan ineligible for inclusion in the borrowing base. We also order title, lien and judgment searches. In most cases, we will also make an on-site visit to evaluate not only the property but the neighborhood in which it is located. Finally, we analyze and assess selected financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we usually obtain third party credit reports from one of the major credit reporting services as well as selected personal financial information provided by the borrower and its principals. We analyze all this information carefully prior to making a final determination. Ultimately, our decision is based primarily on our conclusions regarding the value of the property, which takes into account factors such as the neighborhood in which the property is located, the current use and potential alternative use of the property, current and potential net income from the property, the local market, sales information of comparable properties, existing zoning regulations, the creditworthiness of the borrower and its principals and their experience in real estate ownership, construction, development and management. In conducting due diligence, we rely, in part, on third party professionals and experts including appraisers, engineers, title insurers and attorneys.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Webster Facility, unless otherwise explicitly permitted by the Credit and Security Agreement, we may not incur any additional indebtedness without WBCC’s consent. The most significant exception to this covenant is one that permits us to separately finance the mortgage loans in our portfolio that secure “commercial” properties. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2018, debt proceeds represented approximately 34.3% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

On the Closing Date, we entered into a Credit and Security Agreement with the Lenders under which the Lenders agreed to provide the Webster Facility to replace the Bankwell Credit Facility, which was repaid in full and terminated. The Webster Facility is secured by a first priority lien on substantially all our assets, including our mortgage loan portfolio. Amounts outstanding under the Webster Facility bear interest at a floating rate equal to the 30-day LIBOR rate plus 4.00% per annum and will be due and payable on May 11, 2022.

Pursuant to the terms of the agreement governing the Webster Facility, we may draw up to 75% of the aggregate principal amount of our “Eligible Mortgage Loans,” which are defined as mortgage loans secured by a first mortgage lien on real property that meet the following criteria: (a) certain representations and warranties are correct, (b) the loan-to-value ratio is not greater than seventy percent (70%), (c) the principal amount of such mortgage loan does not exceed $1.5 million ($4 million in the case of related borrowers), (d) (i) with respect to mortgage loans made prior to the Closing Date, the mortgage note has a stated maturity that does not exceed thirty-six (36) months and does not provide for, or have, any extension beyond thirty-six (36) months from the original due date of such mortgage note (ii) with respect to Mortgage Loans made on or after the Closing Date, the mortgage note has a stated maturity that does not exceed twenty-four (24) months and does not provide for, or have, any extension beyond twenty-four (24) months from the original due date of such mortgage note and (e) the mortgage file has been delivered to WBCC, the Agent for the Lenders and (f) have been approved by Agent in its “permitted discretion” for inclusion as collateral. Mortgage loans secured by non-residential properties are excluded. At the Closing Date, our Eligible Mortgage Loans totaled approximately $43.2 million.

Under the terms of the Credit and Security Agreement, we, either directly or through a loan subsidiary, may enter into a separate loan transaction with one or more third party financial institution(s), which is secured by a lien on the mortgage loans in our portfolio that are secured by “commercial” properties. As of December 31, 2018, mortgage loans secured by commercial properties had an aggregate principal amount of approximately $19.2 million.

Events of default under the terms of the new credit facility include: (i) failure to timely pay amounts due; (ii) breach of covenants and other agreements; (iii) material misrepresentations; (iv) bankruptcy or insolvency; (v) failure to deliver reports on time; (vi) change in control or change in management; and (vii) material adverse changes to our business.

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

The Credit and Security Agreement also includes affirmative and negative and financial covenants typical of transactions of this type. The financial covenants include maintaining (i) a minimum tangible net worth of not less than $52 million, (ii) a fixed charge coverage ratio of not less than 1.25:1 and (iii) a senior funded debt to tangible net worth ratio of not more than 2:1. At December 31, 2018 our “Tangible Net Worth,” as defined in the Credit and Security Agreement, was less than $52 million; however, the Lenders waived compliance with this covenant as of that date. As a result of sales of our common shares in the ATM Offering in the first quarter of 2019, our Tangible Net Worth currently exceeds $52 million. We cannot assure you that we will continue to remain in compliance with this covenant or any of the other financial covenants contained in the Credit and Security Agreement. If we fail to comply with any of the covenants in the Credit and Security Agreement, the Lenders could issue a notice of default and, among other things, declare the entire outstanding balance of the Webster Facility immediately due and payable, which would have a material adverse effect on our business, operations and financial condition.

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

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2018:

Sources of Capital:
Debt:
Line of credit	$27,219,123
Mortgage payable	290,984
Total debt	$27,510,107
Other liabilities	5,701,128
Total liabilities	$33,211,235
Capital (equity)	52,802,815
Total sources of capital	$86,014,050
Assets:
Mortgages receivable	$78,891,110
Other assets	7,122,940
Total assets	$86,014,050

Management

Prior to the IPO, our operations were managed by JJV for which it received management fees. During that period, we had no employees and no offices. All our documents and records were maintained by JJV in its offices. All JJV’s activities were conducted by Jeffrey C. Villano and John L. Villano in their capacity as the managers of JJV. Simultaneously, they also engaged in other business activities. John L. Villano had his own private accounting practice and Jeffrey C. Villano owned and managed other properties that had no relationship to us.

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

Prior to the IPO, John L. Villano and Jeffrey C. Villano became our full-time employees and senior executive officers. Pursuant to their employment agreements, each of them is required to devote 100% of his time and efforts to our business and have discontinued all other business activities in which he might be engaged even if it does not conflict with our business.

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

Employees

As of December 31, 2018, we had eleven employees, including our two executive officers, of which nine were full-time.

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

We rely on the exception set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses . . . (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The SEC generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe we qualify for the exemption under this section and our current intention is to continue to focus on originating short term loans secured by first mortgages on real property. However, if, in the future, we do acquire non-real estate assets without the acquisition of substantial real estate assets, we may qualify as an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.

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

Item 1A. Risk Factors.

The following factors may affect our growth and profitability of and should be considered by any prospective purchaser or current holder of our securities:

Risks Related to Our Business and Our Company

Difficult conditions in the mortgage and real estate markets, the financial markets and the economy generally have caused and may cause us to experience losses in the future.

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. We believe the risks associated with our investments will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial real estate markets specifically, as well as inflation, energy costs, perceived or actual changes in interest rates, European sovereign debt, U.S. budget debates, geopolitical issues, international trade issues and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and the financial and credit markets. The residential and commercial real estate markets were materially adversely affected by changes in the lending landscape during the financial market crisis of 2008, the severity of which was largely unanticipated, and there can be no assurance that similar or a completely different set of adverse conditions will not arise in the future.

In addition, an economic slowdown, delayed recovery or general disruption in the mortgage markets may result in decreased demand for residential and commercial properties, which could adversely impact homeownership rates and force owners of commercial properties to lower rents, thus placing additional pressure on property values. We believe there is a strong correlation between real estate values and mortgage loan delinquencies. For example, to the extent that a commercial property owner has fewer tenants or receives lower rents, such owner will generate less cash flow on the property, thus reducing the value of the property and increasing the likelihood that such property owner will default on its debt service obligations. If the borrowers of our mortgage loans default or become delinquent on their obligations, we may incur material losses on those loans. Any sustained period of increased payment delinquencies, defaults, foreclosures or losses could adversely affect both our operating income and our ability to obtain financing on favorable terms or at all. Any deterioration in the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may lower net income, increase losses and a decline in the market value of our assets, all of which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our shareholders.

An increase in interest rates could adversely affect our ability to generate income and pay dividends.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. In addition, rising interest rates may also cause loans that we originated prior to an interest rate increase to provide yields that are below prevailing market interest rates. Moreover, the interest rate on our credit facility fluctuates based on changes in the 30-day LIBOR and there is no “cap” limiting the rate of interest. On the other hand, our mortgage loans are fixed rate obligations. Thus, rising interest rates squeeze the spread between our cost of funds and the yield on our mortgage loan portfolio. Theoretically, in a worst case scenario, our cost of funds could exceed the yield on our mortgage loan portfolio. These factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including both voluntary prepayments by the borrowers and liquidations due to defaults and foreclosures) occur on our mortgage loans is difficult to predict and is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, legislative and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. To the extent that faster prepayment rates are due to lower interest rates, the principal payments received from prepayments will tend to be reinvested in lower-yielding mortgage loans, which may reduce our income in the long run. Therefore, if actual prepayment rates differ from anticipated prepayment rates, our business, financial condition and results of operations and ability to make distributions to our shareholders could be materially adversely affected.

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

Many of our loans are not funded with interest reserves and our borrowers may be unable to pay the interest accruing on the loans when due, which could have a material adverse impact on our financial condition.

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

Many of the properties securing our mortgage loans are not income producing, thus increasing the risks of delinquency and foreclosure.

Most of our loans are secured by properties, whether residential or commercial, that are under construction or renovation and are not income producing. The risks of delinquency and foreclosure on these properties may be greater than similar risks associated with loans made on the security of single-family, owner-occupied, residential property. In the case of income producing properties, the ability of a borrower to repay the loan typically depends primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower's ability to repay the loan, or our ability to receive adequate returns on our investment, may be impaired.

In the case of non-income producing properties, the expectation is that our loans will be repaid out of sale or refinancing proceeds. Thus, the borrower’s ability to repay our mortgage loans will depend, to a great extent, on the value of the property at the maturity date of the loan. In the event of any default under a mortgage loan held by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan, and any such losses could have a material adverse effect on our cash flow from operations and our ability to make distributions to our shareholders.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our due diligence may not reveal all of the risks associated with a mortgage loan or the property that will be mortgaged to secure the loan, which could lead to losses.

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective. Our underwriting reviews and due diligence procedures may not be effective. Borrower circumstances could change during the term of the loan. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result. The value of the properties collateralizing or underlying the loans may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. If properties securing our mortgage loans become real estate owned as a result of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

Before approving and funding a mortgage loan, we undertake extensive due diligence of the borrower, its principals (if the borrower is not an individual) and the property that will be mortgaged to secure the loan. Such due diligence is usually limited to (i) the credit history of the borrower and its principals (if the borrower is not an individual), (ii) the value of the property, (iii) legal and lien searches against the borrower, the guarantors and the property (iv) an environmental assessment of the property, (v) a review of the documentation related to the property and (vi) other reviews and or assessments that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, which could result in losses on the loan in question, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Residential mortgage loans are subject to increased risks.

At December 31, 2018, approximately 80% of the loans in our loan portfolio (representing approximately 67.2% of our outstanding mortgage loans receivable) are secured by residential real property. None of these loans are guaranteed by the U.S. government or any government sponsored enterprise. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

Finally, residential mortgage loans are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower's mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.

Our real estate assets are subject to risks particular to real property.

As a result of foreclosures, we also directly own real estate. In some cases, the real estate is classified as “held for sale” and in other cases it is classified as “held for rental”. Given the nature of our business, we may in the future acquire more real estate assets upon a default of mortgage loans. In general, real estate assets are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001, social unrest and civil disturbances;

•	adverse changes in national and local economic and market conditions; and

•	changes in governmental laws and regulations, fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

In addition, whether the real estate is held for sale or for rental, if it is income producing property, the net operating income can be adversely affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	the performance, actions and decisions of operating partners and the property managers they engage in the day-to-day management and maintenance of the property;

•	property location, condition, and design;

•	new construction of competitive properties;

•	a surge in homeownership rates;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	changes in specific industry segments, including the labor, credit and securitization markets;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates, real estate taxes, energy costs and other operating expenses;

•	costs of remediation and liabilities associated with environmental conditions;

•	the potential for uninsured or underinsured property losses; and

•	the risks particular to real property.

The occurrence of any of the foregoing or similar events may reduce our return from an affected property or asset and, consequently, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

We may be adversely affected by the economies and other conditions of the markets in which we operate, particularly in Connecticut, where we have a high concentration of our loans.

The geographic distribution of our loan portfolio exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we operate. These risks include, without limitation:

•	declining real estate values;

•	overbuilding;

•	extended vacancies of properties;

•	increases in competition;

•	increases in operating expenses such as property taxes and energy costs;

•	changes in zoning laws;

•	unemployment rates;

•	environmental issues;

•	casualty or condemnation losses;

•	uninsured damages from floods, hurricanes, earthquakes or other natural disasters; and

•	changes in interest rates.

At December 31, 2018, approximately 90.0% of our mortgage loans (representing approximately 89.5% of the aggregate outstanding principal balance of our loan portfolio) were secured by property located in the State of Connecticut. As a result, we are particularly subject to the general economic and market conditions in Connecticut, in particular, and in New England and the northeastern United States, in general. For example, other geographic markets in neighboring states could become more attractive for developers, investors and owners based on favorable costs and other conditions to construct or improve or renovate real estate properties. Some states have created tax and other incentives to attract businesses to relocate or to establish new facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in the markets in which we currently operate. Any adverse economic or real estate developments or any adverse changes in the local business climate in any geographic market in which we have a concentration of properties, could have a material adverse effect on us. To the extent any of the foregoing risks arise in Connecticut, New England and the northeastern United states, our business, financial condition and results of operations and ability to make distributions to shareholders could be materially adversely affected.

The illiquidity of our loan portfolio could significantly impede our ability to respond to adverse changes in economic, financial, investment and other conditions.

Due to the relative illiquidity of our loan portfolio, our ability to promptly sell all or a portion of the portfolio in response to changing economic, financial, investment or other conditions is limited. The market for real estate, in general, and real estate loans, in particular, especially the type of loans we typically make, is affected by many factors that are beyond our control, including general economic conditions, the state of capital and credit markets. Our inability to dispose of our real estate loans at opportune times or on favorable terms could have a material adverse effect on us.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our loans for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic, financial, investment or other conditions promptly or on favorable terms, which could have a material adverse effect on us.

Declining real estate valuations could result in impairment charges, the determination of which involves a significant amount of judgment on our part. Any impairment charge could have a material adverse effect on us.

We review our loan portfolio for impairment on a quarterly and annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment include, but are not limited to, a sustained significant decrease in the value of the collateral securing the loan, including the value of the real estate and other assets pledged to secure the loan as well as personal guarantees by the principals of the borrower, or a borrower’s inability to stay current with respect to its obligations under the terms of the loan. A significant amount of judgment is involved in determining the presence of an indicator of impairment. If we determine that the value of the collateral is less than the amount outstanding on the loan or the amount that may become due upon the maturity of the loan, a loss must be recognized for the difference between the fair value of the property and the carrying value of the loan. The evaluation of the market value of the underlying collateral requires a significant amount of judgment on our part. Any impairment charge could have a material adverse effect on our financial condition.

Competition could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market and we believe these conditions will persist for the foreseeable future as the financial services industry continues to consolidate, producing larger, better capitalized and more geographically diverse companies with broad product and service offerings. Our existing and potential future competitors include other “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. We may also compete with companies that partner with and/or receive government financing. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these competitors, including mortgage REITs, have recently raised or are expected to raise, significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we would. Finally, as a REIT and because we operate in a manner to be exempt from the requirements of the Investment Company Act, we may face further restrictions to which some of our competitors may not be subject. For example, we may find that the pool of potential qualified borrowers available to us is limited. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. As a result of these competitive factors, we may not in the future be able to originate and fund mortgage loans at favorable spreads over our cost of capital, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.

We may adopt new or change our existing investment, financing, or hedging strategies and asset allocation and operational and management policies without shareholder consent, which may result in the purchase of riskier assets, the use of greater leverage or commercially unsound actions, any of which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Currently, we have no policies in place that limit or restrict our ability to borrow money or raise capital by issuing debt securities. Similarly, we have only a limited number of policies regarding underwriting criteria, loan metrics and operations in general. Even within these policies, management has broad discretion. We may adopt new strategies, policies and/or procedures or change our any of our existing strategies, policies and /or procedures regarding financing, hedging, asset allocation, lending, operations and management at any time without the consent of our shareholders, which could result in us originating and funding mortgage loans or entering into financing or hedging transactions in which we have no or limited experience with or that are different from, and possibly riskier than the strategies and policies described in this report. The adoption of new strategies, policies and procedures or any changes, modifications or revisions to existing strategies, policies and procedures, may increase our exposure to fluctuations in real estate values, interest rates, prepayment rates, credit risk and other factors and there can be no assurance that we will be able to effectively identify, manage, monitor or mitigate these risks. A change in our lending guidelines could result in us making different types of real estate loans than those described in this report.

Our board of directors determines our operational policies and may adopt new policies or amend or revise existing policies regarding lending, financing, investment or other operational and management policies relating to growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, our shareholders. Changes in our lending and financing strategies and to our operational and management policies, or adoption of new strategies and/or policies, could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.

Moreover, while our board of directors may periodically review our loan guidelines and our strategies and policies, they do not approve every individual mortgage loan that we originate or fund, leaving management with day-to-day discretion over our loan portfolio composition within our broad lending guidelines. Within those guidelines, management has discretion to significantly change the composition of our loan portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by management. Moreover, because management has great latitude within our guidelines in determining the amounts and other terms of a particular mortgage loan, there can be no assurance that management will not make or approve loans that result in returns that are substantially below expectations or result in losses, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our shareholders.

In connection with our lending operations, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third-party service providers may adversely impact our business and financial results.

In connection with our business of originating and funding mortgage loans, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we may rely on appraisers for a valuation analysis of the property that will be mortgaged to secure the loan. We may rely on attorneys to close the loans and to make sure that the loan is properly secured. These and other service providers upon whom we rely, may fail to adequately perform the services that the have been engaged to provide. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. In addition, we could also suffer reputational damage as a result of their acts or omissions, which could lead to borrowers and lenders and other counterparties ceasing to do business with us, which could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.

We may be adversely affected by deficiencies in foreclosure practices as well as related delays in the foreclosure process.

One of the biggest risks overhanging the mortgage market has been uncertainty around the timing and ability of lenders to foreclose on defaulted loans, so that they can liquidate the underlying properties. Given the magnitude of the housing crisis of 2008, and in response to the well-publicized failures of many mortgage servicing companies to follow proper foreclosure procedures (such as involving “robo-signing”), lenders, and their agents, are being held to much higher foreclosure-related documentation standards than they previously were. As a result, the mortgage foreclosure process has become lengthier and more expensive. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of our control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The extension of foreclosure timelines also increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our mortgage loans.

We may be unable to identify and complete acquisitions on favorable terms or at all, which may inhibit our growth and have a material adverse effect on us.

As part of our growth strategy, we occasionally evaluate acquisition opportunities, including other real estate lenders or loan portfolios. To date, we have never pursued any of these opportunities. Acquisitions, in general, involve a high degree of risk including the following:

•	we could incur significant expenses for due diligence, document preparation and other pre-closing activities and then fail to consummate the acquisition;

•	we could overpay for the business or assets acquired;

•	there may be hidden liabilities that we failed to uncover prior to the consummation of the acquisition;

•	the demands on management’s time related to the acquisition will detract from their ability to focus on the operation of our business; and

•	challenges or difficulties in integrating the acquired business or assets into our existing platform.

We cannot assure you that that we will be able to identify or consummate any acquisitions and we cannot assure you that, if we are able to identify and consummate one or more acquisitions, that those acquisitions will yield the anticipated benefits. Our inability to complete property or business acquisitions on favorable terms or at all could have a material adverse effect on us.

The downgrade of the credit ratings of the U.S., any future downgrades of the credit ratings of the U.S. and the failure to resolve issues related to U.S. fiscal and debt policies may materially adversely affect our business, liquidity, financial condition and results of operations.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or economic slowdowns in the U.S. In August 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” due, in part, to these concerns. The impact of any further downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of our loan portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

Risks Related to Our Operations, Structure and Change in Control Provisions

Interruptions in our ability to provide our products and our service to our customers could damage our reputation, which could have a material adverse effect on us.

Our business and reputation could be adversely affected by any interruption or failure on our part to provide our products and services to our customers and prospective customers in a timely manner, even if such failures are a result of a natural disaster, human error, errors and/or omissions by third parties on whom we depend, whether willful or unintentional, sabotage, vandalism, terrorist acts, unauthorized entry or other unanticipated problems. If a significant disruption occurs, we may be unable to take corrective action in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Furthermore, such disruptions may result in legal liability. Accordingly, our failure or inability to provide products and services to our customers in a timely and efficient manner may result in significant liability, a loss of customers and damage to our reputation, which could have a material adverse effect on us.

The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third party service providers. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber-incident include operational interruption and private data exposure. We cannot assure you that our business and results of operations will not be negatively impacted by a cyber- incident.

The loss of key personnel, including our executive officers, could have a material adverse effect on us.

Our continued success depends, to a significant extent, on the continued services of key personnel, particularly our founders and co-chief executive officers, Jeffrey C. Villano and John L. Villano (who is also our Chief Financial Officer), who have extensive market knowledge and long-standing business relationships. In particular, our reputation among and our relationships with our key customers are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. The loss of services of one or more key members of our executive management team could diminish our business and investment opportunities and our relationships with lenders, business partners and existing and prospective customers and could have a material adverse effect on us.

Our inability to recruit or retain qualified personnel, or maintain access to key third-party service providers and software developers, could have a material adverse effect on us.

We must continue to identify, hire, train, and retain qualified professionals, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills required to grow our company. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  An increase in these costs or our inability to recruit and retain necessary professional, technical, managerial, sales and marketing personnel or to maintain access to key third-party providers could have a material adverse effect on us.

The stock ownership limit imposed by our charter may inhibit market activity in our common shares and may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT). This test is known as the “5/50 test.” Attribution rules in the Internal Revenue Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by our board of directors, no person may own more than 4.99% in value of the aggregate of the outstanding shares of our capital stock or more than 4.99% in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of our common shares. Our founders, Jeffrey C. Villano and John L. Villano, are both exempt from this provision. The ownership limits contained in our charter could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then current market price for our common shares or would otherwise be in the best interests of our shareholders.

If we sell or transfer mortgage loans to a third party, including a securitization entity, we may be required to repurchase such loans or indemnify such third party if we breach representations and warranties.

In order to raise working capital, we may in the future sell or transfer mortgage loans to a third party, including a securitization entity. In such event, we probably will be required to make customary representations and warranties about such loans to the third party. In addition, the loan sale agreement and the terms of any securitizations into which we sell or transfer loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or securitization. Furthermore, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against an originating broker or correspondent. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our shareholders.

Risks Related to Debt Financing

An inability to access external sources of capital on favorable terms or at all could limit our ability to execute our business and growth strategies.

In order to qualify and maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) annually. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our “REIT taxable income,” including any net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Because of these distribution requirements, we may not be able to fund future capital needs, specifically, capital for funding mortgage loans, from operating cash flow. Consequently, we rely on third-party sources of capital to fund a substantial amount of our capital needs. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our existing shareholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, leverage, current and expected results of operations, liquidity, financial condition and cash distributions to shareholders and the market price of our common shares. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations, make the cash distributions to our shareholders necessary to qualify and maintain our qualification as a REIT (which would expose us to significant penalties and corporate level taxation), or fund our other business needs, any of which could have a material adverse effect on us.

Our outstanding indebtedness as of December 31, 2018 was approximately $27.2 million, which exposes us to interest rate fluctuations and the risk of default thereunder, among other risks.

At December 31, 2018, our total outstanding indebtedness was approximately $27.5 million, of which approximately $27.2 million represented the outstanding balance on our $35 million revolving credit facility, which is secured by a general lien on all of our assets, and the balance represented a term loan secured by a first mortgage lien on our new corporate headquarters. Our organizational documents contain no limitations regarding the maximum level of indebtedness, whether as a percentage of our market capitalization or otherwise, that we may incur. As our capital needs continue to grow, we anticipate increasing our overall indebtedness. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to capitalize upon acquisition opportunities, fund working capital, make capital expenditures, make cash distributions to our shareholders, or meet our other business needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of assets, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

•	our financial flexibility may be diminished as a result of various covenants including debt and coverage and other financial ratios;

•	our vulnerability to general adverse economic and industry conditions may be increased;

•	greater exposure to increases in interest rates for our variable rate debt and to higher interest expense on future fixed rate debt;

•	we may be at a competitive disadvantage relative to our competitors that have less indebtedness;

•	our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate may be limited and we may default on our indebtedness by failure to make required payments or violation of covenants, which would entitle holders of such indebtedness, and possibly other indebtedness, to accelerate the maturity of their indebtedness and to foreclose on our mortgages receivable that secure their loans.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to shareholders.

The agreements governing our existing indebtedness contain various covenants and other provisions which limit management’s discretion in the operation of our business, reduce our operational flexibility and create default risks.

The agreements governing our existing indebtedness contain, and agreements governing our future indebtedness may contain, covenants and other provisions that impose significant restrictions on us. These covenants restrict, among other things, our ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make certain investments and other restricted payments;

•	incur restrictions on the payment of dividends;

•	create or incur certain liens;

•	transfer or sell certain assets;

•	engage in certain transactions with affiliates; and

•	merge or consolidate with other companies or transfer or sell all or substantially all of our assets.

These covenants may restrict our ability to engage in certain transactions that may be in our best interest. They could also impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. In addition, failure to meet the covenants may result in an event of default under the applicable indebtedness, which could result in the acceleration of the applicable indebtedness and potentially other indebtedness, which could have a material adverse effect on us.

The documents that govern our outstanding indebtedness require that we maintain certain financial ratios and, if we fail to do so, we will be in default under the applicable debt instrument, which could result in the maturities of all of our debt obligations being accelerated.

 The Credit and Security Agreement with Webster also includes affirmative and negative and financial covenants including the requirement that we maintain (i) a minimum tangible net worth of not less than $52 million, (ii) a fixed charge coverage ratio of not less than 1.25:1 and (iii) a senior funded debt to tangible net worth ratio of not more than 2:1. At December 31, 2018 our “Tangible Net Worth,” as defined in the Credit and Security Agreement, was less than $52 million; however, the Lenders waived compliance with this covenant as of that date. As a result of sales of our common shares in the ATM Offering in the first quarter of 2019, our Tangible Net Worth currently exceeds $52 million. We cannot assure you that we will continue to remain in compliance with this covenant or any of the other covenants contained in the Credit and Security Agreement. If we fail to comply with any of the covenants in the Credit and Security Agreement, the Lenders could issue a notice of default and, among other things, declare the entire outstanding balance of the Webster Facility immediately due and payable, which would have a material adverse effect on our business, operations and financial condition.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

The outstanding balance on the Webster Facility bears interest at a rate equal to the 30-day LIBOR plus 4.00% and is adjusted quarterly. In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. It is impossible to predict the further effect of this announcement, any changes in the methods by which LIBOR is determined or other reforms to LIBOR that may be enacted.  In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants (the Alternative Reference Rates Committee (“ARRC”)), and convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether additional reforms to LIBOR may be enacted. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies of LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and consequently, on our financial condition, operating results and cash flows.

If we are unable to leverage our assets to the extent we currently anticipate, the returns on certain of our assets could be diminished, which may limit or eliminate our ability to make distributions to our shareholders.

A key element of our growth strategy is to use leverage to increase the size of our loan portfolio in an attempt to enhance our returns. If we are unable to leverage our assets to the extent we currently anticipate, the returns on our loan portfolio could be diminished, which may limit or eliminate our ability to make distributions to our shareholders.

Despite our current debt levels, we may still incur substantially more debt or take other actions which could have the effect of diminishing our ability to make payments on our indebtedness when due and distributions to our shareholders.

Despite our current debt levels and the restrictions contained in the Credit and Security Agreement with the Lenders, we may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted presently under the terms of the agreements governing our borrowings from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness when due and distributions to our shareholders.

Risks Related to Regulatory Matters

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exclusions under the Investment Company Act that are applicable to us. To maintain the exclusion, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. If we fail to qualify for, our exclusion, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have a material adverse effect on our operations and the market price of our common shares.

Tax Risks Related to Our Structure

Failure to qualify as a REIT would adversely affect our operations and ability to make distributions.

We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2017, when we filed our tax return for that year. We believe that we have been organized and have operated and will continue to operate in conformity with the requirements for qualification and taxation as a REIT. Our continued qualification as a REIT will depend on our ability to meet, on an ongoing basis, various complex requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. In order to satisfy these requirements, we might have to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our operational performance. Moreover, while we intend to continue to operate so to qualify as a REIT for U.S. federal income tax purposes, given the highly complex nature of the rules governing REITs, there can be no assurance that we will so qualify in any taxable year.

We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT and the statements in this Form 10-K are not binding on the IRS, or any court. If we fail to qualify as a REIT in any taxable year and we do not qualify for certain statutory relief provisions, all our taxable income would be subject to U.S. federal and state income taxes at the prevailing corporate income tax rates, we would no longer be allowed to deduct the distributions to our shareholders and we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status.

Qualifying as a REIT involves highly technical and complex provisions of the Code and therefore, in certain circumstances, may be subject to uncertainty.

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our share ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for federal income tax purposes.

Even if we qualify as a REIT, we will be subject to some taxes that will reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. The need to avoid prohibited transactions could cause us to forgo or defer sales of assets that we otherwise would have sold or that might otherwise be in its best interest to sell. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT.  Any of these taxes would reduce our cash flow and could decrease cash available for distribution to shareholders and decrease cash available to service our indebtedness.

The REIT distribution requirements could adversely affect our ability to grow our business and may force us to seek third-party capital during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain) each year, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our “REIT taxable income” each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may be forced to seek third-party capital to meet the distribution requirements even if the then-prevailing market conditions are not favorable. These capital needs could result from differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we may have to borrow funds on unfavorable terms, or sell assets at disadvantageous prices. In addition, we may be forced to distribute amounts that would otherwise have been invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of our common shares if it is perceived as a less attractive investment.

The maximum tax rate applicable to income from “qualified dividends” payable by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT's dividends are attributable to dividends received by a REIT from taxable corporations (such as a “taxable REIT subsidiary”), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Effective for taxable years beginning after December 31, 2017, and before January 1, 2026, those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT “C” corporations that pay dividends, which could depress the market price of the stock of REITs, including our common shares.

We may in the future choose to pay dividends in the form of common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

We may seek in the future to distribute taxable dividends that are payable in cash and common shares, at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of common shares at the time of the sale.  In addition, in such case, a U.S. shareholder could have a capital loss with respect to the common shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, the Company may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our shareholders could determine to sell common shares in order to pay taxes owed on dividends, may put downward pressure on the market price of our common shares.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities (the “75% asset test”). The remainder of our investments (other than securities includable in the 75% asset test) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than securities includable in the 75% asset test.) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more “taxable REIT subsidiaries” (of which we have none), and debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, cannot exceed 25% of the value of our total assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders and our income and amounts available to service our indebtedness.

In addition to the asset tests set forth above, to qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investment opportunities that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for us to qualify as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments and, thus, reduce our income and amounts available to service our indebtedness.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There were only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us. For example, the TCJA amends the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the TCJA reduces the limit for individuals' mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change, and the reduction in deductions for state and local taxes (including property taxes), may adversely affect the residential mortgage markets in which we invest.

Prospective shareholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our common shares.

Risks Relating to our Common Shares

The market price and trading volume of our securities may be volatile.

The market price of our common shares is highly volatile and subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. Some of the factors that could result in fluctuations in the price or trading volume of our securities include, among other things: actual or anticipated changes in our current or future financial performance; actual or anticipated changes in our current or future dividend yield; and changes in market interest rates and general market and economic conditions. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly.

We have not established a minimum dividend payment level for our common shareholders and there are no assurances of our ability to pay dividends to our common shareholders in the future.

We intend to pay quarterly dividends and to make distributions to our common shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level for our common shareholders and our ability to pay dividends may be harmed by the risk factors described herein. All distributions to our common shareholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We cannot assure you of our ability to pay dividends to our common shareholders in the future at the current rate or at all. If our ability to pay dividends is compromised, whether as a result of the risks set forth in this Report or for any other reason, the market price of our common shares could decline.

Future offerings of preferred shares or debt securities would rank senior to our common shares upon liquidation and for dividend purposes, would dilute the interests of our common shareholders and may adversely affect the market price of our common shares.

Currently, the only securities we have outstanding are common shares. However, in the future we may seek to increase our capital resources by making offerings of debt, including short- and medium-term notes, senior or subordinated or convertible notes, or additional offerings of preferred shares. Issuance of debt securities or preferred equity would reduce the amount available for distribution to common shareholders on account of the interest payable to the holders of the debt securities and the dividends payable to the holders of the preferred equity. Similarly, upon liquidation, holders of our debt securities and lenders with respect to other borrowings as well as holders of preferred shares will receive a distribution of our available assets prior to the holders of our common shares. Finally, issuances of preferred shares or debt securities with equity features, such as convertible notes, may dilute the holdings of our existing shareholders or reduce the market price of our common shares or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk of our future offerings reducing the market price of our common shares and diluting their interest in us.

An increase in interest rates may have an adverse effect on the market price of our common shares and our ability to make distributions to our shareholders.

One of the factors that investors may consider in deciding whether to buy or sell our common shares is our dividend rate (or expected future dividend rates) as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher dividend rate on our common shares or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of our common shares independent of the effects such conditions may have on our loan portfolio.

Your investment in and resulting interest in us may be diluted or lose value if we issue additional shares.

Sales of substantial amounts of our common shares in the public market may have an adverse effect on the market price of our common shares. Sales of substantial amounts of our common shares, including by any selling shareholders, adoption and utilization of an at the market issuance program, or the availability of such common shares for sale, whether or not actually sold, could adversely affect the prevailing market prices for our common shares. If this occurs and continues it could impair our ability to raise additional capital through the sale of securities.

Our current shareholders do not have preemptive rights to any common shares issued by us in the future. Therefore, our current common shareholders may experience dilution of their equity investment if we sell additional common shares in the future, sell securities that are convertible into common shares or issue common shares or options exercisable for common shares. In addition, we could sell securities at a price less than our then-current book value per share.

Item 1B. Unresolved Staff Comments

None.

Item 2.   Properties

In March 2019 we relocated our principal offices to 698 Main Street, Branford, Connecticut upon the completion of renovations. Prior to March 2019, our principal offices were located at 23 Laurel Street, Branford, Connecticut, which is owned by Union News of New Haven, Inc., an affiliate of Jeffrey C. Villano, one of our co-chief executive officers and a member of our Board.

Item 3.   Legal Proceedings

We are not currently a party to any material legal proceedings not in the ordinary course of business.

Item 4.   Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Common Equity, and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

On February 10, 2017, our Common Shares listed on the NYSE American LLC and began trading under the symbol “SACH”. Prior to its listing on the NYSE American LLC, our Common Shares were not publicly traded.

On March 28, 2019, the last reported sale price of our Common Shares on the NYSE American was $4.50 per share.

Holders

As of March 28, 2019, we had 79 shareholders of record of our Common Shares. Computershare Trust Company, N.A. serves as transfer agent for our Common Shares.

Dividends and Distribution Policy

The holders of our Common Shares are entitled to receive dividends as may be declared from time to time by our Board. Payments of future dividends are within the discretion of our Board and depend on, among other factors, our retained earnings, capital requirements, operations and financial condition.

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

The table below sets forth all dividends paid since 2017:

Dividends Paid
Payment Date	Amount Per Share
2019
January 10, 2019*	$0.17

2018
November 6, 2018	$0.12
July 27, 2018	$0.11
April 27, 2018**	$0.105
February 27, 2018***	$0.105

2017
November 17, 2017	$0.105
July 27, 2017	$0.105
April 27, 2017	$0.05

*	Represents a distribution of 2018 income.
**	A portion represents a distribution of 2017 income.
***	Represents a distribution of 2017 income.

Our ability to pay dividends, the amount of the dividend and the frequency at which we will pay dividends is subject to numerous factors, many of which are discussed elsewhere herein including under the caption “Risk Factors”. The payment of dividends (including the amount and frequency) will depend on numerous factors, including the following:

•	how quickly we can deploy the net proceeds from the sale of Securities to make new loans;

•	our ability to increase the interest rate on our loans to keep pace with the frequency and size of rate increases under our credit line;

•	our ability to manage and control our operating and administrative expenses, particularly those relating to our status as a public reporting REIT;

•	defaults by our borrowers;

•	the rate of prepayments on our outstanding loans and our ability to reinvest those payments in new loans;

•	regional and national economic conditions;

•	competition from banks and other financing sources;

•	our cash flow from operations;

•	unanticipated developments, write-offs or liabilities;

•	restrictions and limitations imposed by the BCL; and

•	restrictions in our existing and future credit facilities.

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

Company Overview

Sachem Capital Corp. was formed as HML Capital Corp. in January 2016 under the New York Business Corporation Law. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 9, 2017, we completed our initial public offering (the “IPO”) in which we issued and sold 2.6 million of our common shares, $.001 par value per share (“Common Shares”), at $5.00 per share, which raised $13 million of gross proceeds. The net proceeds from the IPO were approximately $11.1 million. The primary purpose of the IPO was to raise additional equity capital to fund mortgage loans and expand our mortgage loan portfolio. The IPO was also intended to diversify our ownership so that we could qualify, for federal income tax purposes, as a real estate investment trust, or REIT.

We believe that, upon consummation of the IPO, we met all the requirements to qualify as a REIT for federal income tax purposes and elected to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% exercise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.

Operational and Financial Overview

Since December 2010, when we commenced operations as SCP, through December 31, 2018, we made an aggregate of 885 loans, which includes renewals and extensions of existing loans. At December 30, 2018, (i) our loan portfolio included 403 mortgage loans, with individual principal loan amounts ranging from approximately $8,000 to approximately $2.04 million and an aggregate loan amount of approximately $78.9 million, (ii) the average original principal amount of the mortgage loans in the portfolio was $196,000 and the median mortgage loan amount was $140,000 and (iii) approximately 79.0% of the mortgage loans had a principal amount of $250,000 or less. In comparison, at December 31, 2017, (i) our loan portfolio included 337 loans, with individual principal loan amounts ranging from $16,900 to $1.67 million and an aggregate loan amount of approximately $63.3 million, (ii) the average original principal amount of the loans in the portfolio was $188,000 and the median loan amount was $122,000 and (iii) approximately 81.0% of the loans had a principal amount of $250,000 or less. At December 31, 2018 and 2017, unfunded commitments for future advances totaled approximately $6.0 million and $3.4 million, respectively.

Similarly, our revenues and net income have been growing. For 2018, revenues and net income were approximately $11.7 million and $7.8 million, respectively. For 2017, revenues and net income were approximately $7.0 million and $4.9 million, respectively. We cannot assure you that we will be able to sustain these growth rates.

Our operating expenses have increased significantly due to multiple factors including our conversion from a limited liability company to a regular C corporation, operating as a REIT, our status as a publicly-held reporting company and growth in our operations. As a corporation, we incur various costs and expenses that we did not have as a limited liability company, such as director fees, directors’ and officers’ insurance and we incur significant compensation and other employee-related costs for services rendered by our senior executive officers. Moreover, because various laws, rules and regulations that prohibit or severely limit our ability to enter into agreements with related parties, our operating expenses have increased as well. Compensation expense, professional fees, filing fees, printing and mailing costs, exchange listing fees, transfer agent fees and other miscellaneous costs related to our compliance with various laws, rules and regulations applicable to REITs and a publicly-held reporting company have all increased. For example, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Also, as a public reporting company, we must establish and maintain effective disclosure and financial controls. As a result, we have hired additional accounting and finance personnel with appropriate public company experience and technical accounting knowledge.

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 12.5% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 70%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. Under the terms of the Webster Facility (described below), mortgage loans exceeding $250,000 require a third-party to complete an appraisal of the collateral. Failure to obtain such an appraisal would render the loan ineligible for inclusion in the borrowing base. In the case of smaller loans, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers to evaluate the strength of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after taking into account the loan under consideration.

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 66% vs. 34% of our total capitalization at December 31, 2018). At December 31, 2018, the interest rate on the Webster Facility was 6.50% per annum and the annual yield on our loan portfolio was 12.85% per annum. The yield has remained steady over the past few years as older loans come due and are either repaid or refinanced at similar rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees, default rates of interest and late payment fees. We expect our borrowing costs to continue to increase in 2019 as interest rates continue to increase. To date, we have not raised rates on our loans to match the recent increases in our borrowing rate. After considering the benefits and risks of increasing our rates, considering our relatively low level of debt and cost of funds, we believe the better strategy is to focus on building market share rather than short-term profits and cash flow, although this strategy could adversely impact our profits and cash flow in the short-term.

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

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since December 2010, when SCP commenced operations, through December 31, 2018, we have made an aggregate of 885 mortgage loans having an aggregate original principal amount of approximately $165.1 million.

At December 31, 2018, of the 403 mortgage loans in our portfolio, 13 were designated by us as “non-performing,” typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2018 was approximately $5.1 million, representing approximately 6.5% of our aggregate mortgage loan portfolio. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, we have determined the value of the collateral exceeds the outstanding balance on the loan.

The key factors contributing to our growth to date have been our ability to access working capital and the strong demand for our products and services, which was driven principally by a robust Connecticut real estate market. As detailed below, in 2017 we raised $30 million in equity capital in two public offerings. In addition, during 2017 and 2018, we refinanced our working capital credit facility on three occasions increasing the size of the facility from $5 million to $35 million. These factors coincided with the overall growth in the U.S. economy. Nevertheless, in the fourth quarter of 2018, we had to curtail our lending operations due to a shortage of working capital. This had an adverse impact on our revenues and net income for the fourth quarter. We addressed this issue in the first quarter of 2019 by selling common shares in the ATM Offering. In addition, we are also in the early stages of exploring alternative financing arrangements that would provide us with additional working capital. Other than with respect to the ATM Offering, we have not entered into any definitive agreements for a financing transaction and we cannot assure you that that we will be able to consummate a financing transaction in the foreseeable future. In addition, beginning in the second half of 2018, we started noticing subtle changes in the business environment. For example, traditional lending institutions, such as banks, appeared to be tightening their credit requirements. Normally, that would be a positive development for our business. However, at the same time, we noticed that property values in Connecticut were either stagnant or declining and the length of time between initial listing and sale was expanding. It is unclear whether these developments are merely temporary phenomena or represent long-term trends. In the meantime, the demand for our products and services continues to be robust. We believe that our best strategy to deal with adverse changes in the marketplace is to adhere to our basic underwriting guidelines.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Webster Facility, unless otherwise explicitly permitted by the Credit and Security Agreement, we may not incur any additional indebtedness without WBCC’s consent. The most significant exception to this covenant is one that permits us to separately finance the mortgage loans in our portfolio that secure “commercial” properties. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2018, debt proceeds represented approximately 34.3% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

We consummated our IPO in February 2017, offering and selling 2,600,000 Common Shares at a price of $5.00 per share. The net proceeds, after payment of underwriting discounts and commissions and transaction fees were approximately $11.1 million, which we initially used to pay down the entire outstanding balance on the Bankwell Credit Facility. In November 2017, we completed a second public offering in which we sold an aggregate of 4,312,500 Common Shares at a public offering price of $4.00 per share. The gross proceeds from this offering were $17.25 million and the net proceeds were approximately $15.3 million, which were also used to reduce the outstanding balance on the Bankwell Credit Facility.

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

On May 11, 2018 (the “Closing Date”), we entered into a Credit and Security Agreement with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) under which the Lenders agreed to provide us with a $35 million revolving credit facility (the “Webster Facility”) to replace the Bankwell Credit Facility, which was repaid in full and terminated. The Webster Facility is secured by a first priority lien on substantially all our assets, including our mortgage loan portfolio. Amounts outstanding under the Webster Facility bear interest at a floating rate equal to the 30-day LIBOR rate plus 4.00% per annum and will be due and payable on May 11, 2022. At December 31, 2018, the outstanding balance on the Webster Facility was accruing interest at the rate of 6.50% per annum.

Pursuant to the terms of the agreement governing the Webster Facility, we may draw up to 75% the aggregate principal amount of our “Eligible Mortgage Loans,” which are defined as mortgage loans secured by a first mortgage lien on real property that meet the following criteria: (a) certain representations and warranties are correct; (b) the loan-to-value ratio is not greater than seventy percent (70%); (c) the principal amount of such mortgage loan does not exceed $1.5 million ($4 million in the case of related borrowers); (d) (i) with respect to mortgage loans made prior to the Closing Date, the mortgage note has a stated maturity that does not exceed thirty-six (36) months and does not provide for, or have, any extension beyond thirty-six (36) months from the original due date of such mortgage note and (ii) with respect to Mortgage Loans made on or after the Closing Date, the mortgage note has a stated maturity that does not exceed twenty-four (24) months and does not provide for, or have, any extension beyond twenty-four (24) months from the original due date of such mortgage note; (e) the mortgage file has been delivered to WBCC, the Agent for the Lenders; and (f) have been approved by Agent in its “permitted discretion” for inclusion as collateral. Mortgage loans secured by non-residential properties are excluded. At the Closing Date, our Eligible Mortgage Loans totaled approximately $43.2 million.

Under the terms of the Credit and Security Agreement, we, either directly or through a loan subsidiary, may enter into a separate loan transaction with one or more third party financial institution(s), which is secured by a lien on the mortgage loans in our portfolio that are secured by “commercial” properties. As of December 31, 2018, mortgage loans secured by commercial properties had an aggregate principal amount of approximately $24.9 million.

Events of default under the terms of the Webster Facility include: (i) failure to timely pay amounts due; (ii) breach of covenants and other agreements; (iii) material misrepresentations; (iv) bankruptcy or insolvency; (v) failure to deliver reports on time; (vi) change in control or change in management and (vii) material adverse changes to our business.

In connection with the Webster Facility we made various representations and warranties, which are typical of transactions of this type including those relating to our authority to enter into the transaction, our organization and qualification, the filing of tax returns and the payment of taxes, the completeness and accuracy of our financial statements, our compliance with laws, rules and regulations relating to our employees, the workplace and the environment, our solvency, our indebtedness and liabilities; our intellectual property; the status of our material agreements, that we are not in default of any material agreements, that we have no labor disputes and our status as a REIT.

The Credit and Security Agreement also includes various affirmative and negative and financial covenants typical of transactions of this type. The financial covenants include maintaining (i) a minimum tangible net worth of not less than $52 million, (ii) a fixed charge coverage ratio of not less than 1.25:1 and (iii) a senior funded debt to tangible net worth ratio of not more than 2:1. At December 31, 2018 our “Tangible Net Worth,” as defined in the Credit and Security Agreement, was less than $52 million; however, the Lenders waived compliance with this covenant as of that date. As a result of sales of our common shares in the ATM Offering in the first quarter of 2019, our Tangible Net Worth currently exceeds $52 million. We cannot assure you that we will continue to remain in compliance with this covenant or any of the other financial covenants contained in the Credit and Security Agreement. If we fail to comply with any of the covenants in the Credit and Security Agreement, the Lenders could issue a notice of default and, among other things, declare the entire outstanding balance of the Webster Facility immediately due and payable, which would have a material adverse effect on our business, operations and financial condition.

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

On October 19, 2018, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC registering the sale of our Common Shares, preferred shares, warrants, debt securities and/or units of any combination thereof (collectively, the “Securities”) having an aggregate offering price of up to $100 million, subject to the limitations impose by the Securities Act of 1933, as amended and applicable to us. The Shelf includes a prospectus supplement covering an “at-the-market” offering of up to $16 million of our Common Shares (the “ATM Offering”). The Shelf was declared effective by the SEC on November 9, 2018. We entered into an At Market Issuance Sales Agreement, dated November 9, 2018, with B. Riley FBR, Inc. (“B. Riley”), pursuant to which B. Riley will act as sales agent for the ATM Offering.  We will pay B. Riley commissions, discounts or other forms of compensation of up to 7% on the sale of our Common Shares in the ATM Offering. No securities were sold under the ATM Offering during the year ended December 31, 2018.

REIT Qualification

We believe that we have qualified as a REIT since the consummation of the IPO and that it is in the best interests of our shareholders that we operate as a REIT. We made the election to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. We cannot assure you that we will be able to maintain REIT status.

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

Results of operations

We were formed in January 2016 and, prior to the IPO, had not engaged in any business activity. The results of operations discussed below for the year ended December 31, 2017, include those of SCP for the portion of the period prior to the IPO.

Years ended December 31, 2018 and 2017

Total revenue

Total revenue for the year ended December 31, 2018 was approximately $11.7 million compared to approximately $7.0 million for the year ended December 31, 2017, an increase of approximately $4.7 million, or 67.4%. The increase in revenue represented an increase in lending operations. For 2018, approximately $9.0 million of revenue represented interest income, approximately $1.4 represented origination fees and approximately $189,000 represented late and other fees. In comparison, in 2017 approximately $5.4 million of revenue represented interest income from loans, approximately $802,000 represented origination fees and approximately $137,000 represented late and other fees. Other income also increased significantly from approximately $410,000 in 2017 to approximately $837,000 in 2018. Components of other income include income from advances to borrowers of approximately $251,000, lender fees, not including origination fees, of approximately $193,000, loan modification fees of approximately $176,000, extension fees of approximately $69,000 and in-house legal fees of approximately $76,000.

Operating costs and expenses

Total operating costs and expenses for the year ended December 31, 2018 were approximately $3.9 million compared to approximately $2.1 million for 2017, an increase of approximately $1.8 million, or 84.5%. The increase in operating costs and expenses is due to an increase in our lending operations and our financing activities during the year. Interest expense and amortization of deferred financing costs in 2018 was approximately $1.7 million compared to approximately $664,000 in 2017, an increase of approximately $1.0 million, or 151%, reflecting the increase in the amount outstanding under the Webster Facility as well as increased borrowing costs. Similarly, as a result of our various financing activities in 2018, we experienced significant increases in professional fees, approximately $417,000 in 2018 compared to approximately $300,000 in 2017. Compensation costs increased from approximately $698,000 in 2017 to approximately $1.25 million in 2018 to support our lending platform, and finally general and administrative expenses increased from approximately $222,000 in 2017 to approximately $437,000 in 2018.

Net income

Net income for 2018 was approximately $7.8 million compared to approximately $4.9 million for 2017 due to the increase in our lending activities, partially offset by the increase in operating costs and expenses.

Liquidity and Capital Resources

Total assets at December 31, 2018 were approximately $86.0 million compared to approximately $67.5 million at December 31, 2017, an increase of approximately $18.5 million, or 27.4%. The increase was due primarily to the growth in our mortgage loan portfolio, approximately $78.9 million compared to approximately $63.3 million, an increase in interest and fees receivable, approximately $1.4 million compared to approximately $645,000, an increase in property and equipment, approximately $1.2 million compared to approximately $502,000, an increase in real estate owned, approximately $2.9 million compared to approximately $1.2 million and an increase in deferred financing costs, approximately $554,000 compared to $96,000. The increases in interest and fees receivable and due from borrowers is due, in part, to the overall increase in our loan portfolio, the accrual of interest and fees on loans in foreclosure where we believe the interest is collectible and the collateral is adequate to protect our interests and what we believe is a general slowing in economic activity, particularly in the real estate market. At this time, we believe this is only a temporary phenomenon. However, we plan to monitor it closely. The increase in deferred financing costs is due to the closing of the Webster Facility.

Total liabilities at December 31, 2018 were approximately $33.2 million compared to approximately $12.9 million at December 31, 2017, an increase of approximately $20.3 million, or approximately 157%. Approximately $17.4 million of this increase, or approximately 85.7%, was attributable to the increase in our total indebtedness. Most of which is reflected in our mortgage loan portfolio. Other factors contributing to the increase in liabilities were an increase in the amount due to shareholder, approximately $1.2 million compared to approximately $723,000 due to note purchaser, and dividend payable, approximately $2.6 million compared to $0. The increase in the amount due to shareholder reflects money received from a shareholder for the purchase of a note receivable that was not reassigned at December 31, 2018 and the increase in dividend payable reflects the dividend declared in December 2018 to shareholders of record on December 31, 2018, which was paid on January 10, 2019. We note that the outstanding balance on the Webster Facility at March 28, 2019 was approximately $30.4 million and the maximum amount available to us at that date was approximately $4.6 million.

Finally, total shareholders’ equity at December 31, 2018 was approximately $52.8 million compared to approximately $54.6 million at December 31, 2017, a decrease of approximately $1.8 million, of which approximately $1.6 million was reflected as a decrease in retained earnings and approximately $100,000, was reflected as a decrease in paid-in capital.

Net cash provided by operating activities for the year ended December 31, 2018 was approximately $6.2 million compared to approximately $4.8 million for the year ended December 31, 2017. This increase, approximately $1.4 million, is due principally to the increases in net income of approximately $2.9 million, amortization of deferred financing costs of $78,000, due to member of approximately $656,000, escrow deposits of approximately $210,000, accrued interest of approximately $120,000, and a decrease in other receivables of approximately $286,000, offset by increases in the gain from sale of real estate of approximately $75,000, interest and fees receivable of approximately $828,000, the amount due from borrower of approximately $243,000 and decreases in deferred revenue of approximately $868,000, due to note purchaser of approximately $723,000 and accrued expenses of approximately $269,000.

Net cash used for investing activities for 2018 year was approximately $16.8 million compared to approximately $28.9 million for 2017. Net cash used for investing activities in 2018 was primarily due to steady lending activity during the year. Proceeds from the sale of real estate owned in 2018 was approximately $1.85 million compared to approximately $530,000 in 2017. The 2018 year also included approximately $542,000 of cash used to acquire and improve properties that we acquired in connection with non-performing loans compared to approximately $532,000 in 2017. Finally, in 2018, principal disbursements for mortgages receivable were approximately $42.1 million and principal collections were approximately $24.6 million. In 2017, the corresponding amounts were approximately $53.5 million and approximately $24.0 million, respectively.

Net cash provided by financing activities for 2018 year was approximately $9.8 million compared to approximately $23.5 million for 2017. Net cash provided by financing activities for the 2018 period consists primarily of combined net proceeds from the Bankwell Credit Line and Webster Facility of approximately $77.6 million offset by repayments under the Bankwell Credit Line and Webster Facility of approximately $60.2 million, dividends paid of approximately $6.8 million, cost related to the Shelf of approximately $160,000 and financing costs incurred of approximately $595,000, while net cash provided by financing activities in the 2017 period consists primarily of approximately $44.2 million of proceeds from the Bankwell Credit Facility, approximately $30.3 million of net proceeds from the IPO and approximately $650,000 of member contributions offset by repayments under the Bankwell Credit Line of approximately $42.5 million, dividends paid of approximately $3.3 million, costs related to the IPO of approximately $3.3 million, distributions to members of approximately $2.5 million and approximately $87,000 of financing costs.

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

Subsequent Events

On January 10, 2019, the Company paid a dividend of $0.17 per share, or $2,624,566 in the aggregate, to its shareholders of record as of December 31, 2018.

On January 15, 2019, we sold a property classified as real estate held for sale at December 31, 2018 receiving $135,000 in net proceeds. We recognized an impairment loss of $16,822 as of December 31, 2018.

In February 2019, a property classified as real estate held for rental was sold resulting in a gain of $7,149; we purchased a property held for rental for $90,000; and we entered in to an agreement with a former borrower to pay the sum of $155,000 relating to the sale of four properties we foreclosed on. This borrower paid $25,000 in January 2019 pursuant to the agreement.

In first quarter of 2019, we sold an aggregate of 511,635 Common Shares in the ATM Offering and realized approximately $2.2 million in net proceeds.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of December 31, 2018, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years		3 – 5 years	More than 5 years
Operating lease obligations	$2,673	$2,673	$		$—	$—
Unfunded portions of outstanding construction loans	5,963,355	5,963,355		—	—	—
Unfunded loan commitments
Total contractual obligations	$5,966,028	$5,966,028	$		$—	$—

Immediately prior to the IPO, SCP owed $910,211 to JJV of which $64,794 represented borrower charges advanced by JJV and $845,417 represented expenses paid by JJV for and on behalf of SCP for professional and other costs associated with the IPO, services rendered to SCP in connection with originating, underwriting, closing and servicing loans on our behalf and other miscellaneous items. The entire amount due to JJV was paid by SCP from its cash on hand on February 9, 2017. Since the IPO, JJV is no longer entitled to any management or other fees for services rendered to SCP or to us unless specifically authorized by our Board, which majority must also include a majority of the ‘‘independent’’ directors.

Recent Accounting Pronouncements

See ‘‘Note 2 — Significant Accounting Policies’’ to the financial statements for explanation of recent accounting pronouncements impacting us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are set forth beginning on page F-1.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the co-chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our co-chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in 2013 (the “2013 Framework”). The 2013 Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors are elected annually by our shareholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation or removal. The executive officers and key personnel are appointed by and serve at the pleasure of the Board.

Our executive officers and directors, and their respective ages as of March 28, 2019, are as follows:

Name	Age	Position

John L. Villano	58	Chairman of the Board, Co-Chief Executive Officer, Chief Financial Officer and Secretary
Jeffrey C. Villano	53	President, Co-Chief Executive Officer, Treasurer and Director
Leslie Bernhard (1, 2)	75	Director
Arthur L. Goldberg (1, 3)	80	Director
Brian A. Prinz (1, 4)	66	Director

(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.
(2)	Chair of the Compensation Committee.
(3)	Chair of the Audit Committee.
(4)	Chair of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

John L. Villano, is our Chairman, Co-Chief Executive Officer, Chief Financial Officer and Secretary. He is also a founder of SCP and a founder, member and manager of JJV, the manager of SCP since their inception in December 2010. Mr. Villano is a certified public accountant and has also been engaged in the private practice of accounting and auditing for almost 30 years. He became a full-time employee and a director as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. He is also responsible for all our accounting and financial matters. Mr. Villano is the brother of our other co-chief executive officer, Jeffrey C. Villano. Mr. Villano holds a bachelor’s degree in Accounting from the University of Rhode Island in 1982. We believe that Mr. Villano’s experience in managing our business for the last six years and his professional background as a certified public accountant make him an important part of our management team and make him a worthy candidate to serve on our Board.

Jeffrey C. Villano, is our Co-Chief Executive Officer, President and Treasurer. He is also a founder of SCP and a founder, member and manager of JJV, the manager of SCP since their inception in December 2010. He became a full-time employee and director as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. Mr. Villano is the brother of our other co-chief executive officer, John L. Villano. Mr. Villano received an associate degree from Eastern Connecticut State University in 1985. We believe that Mr. Villano’s knowledge of the Connecticut real estate market and his experience in underwriting, structuring and managing real estate loans in general and his experience managing our business over the last six years make him well-qualified to serve as a member of our Board.

Leslie Bernhard became a member of our Board as of February 9, 2017. She has served as the non-executive chairman of the board of Milestone Scientific Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices, since October 2009, and an independent director of Milestone since May 2003. She was appointed as Interim Chief Executive Officer of Milestone on October 5, 2017. From 2007 through September 2018, Ms. Bernhard has also served as an independent director of Universal Power Group, Inc., a global supplier of power solutions (“UPG”),and since September 2018, she has been serving as a consultant to UPG. In 1986 she co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry, and served as its president, chief executive officer and executive director until 2012. Ms. Bernhard holds a BS Degree in Education from St. John’s University. We believe that Ms. Bernhard’s experience as an entrepreneur and her service as a director of other public corporations will enable her to make an important contribution to our Board.

Arthur L. Goldberg became a member of our Board as of February 9, 2017. He has been a private accounting and business consultant since April 2012. From March 2011 through June 2015 he served as a director of Sport Haley Holdings, Inc., a manufacturer and distributor of sportswear and furniture. From January 2008 through March 2013, he served as a member of the board of directors of SED International Holdings, Inc. (OTC: SEDN), a distributor of consumer electronics. From January 2008 through March 2012, he served as the chief financial officer of Clear Skies Solar, Inc., an installer of solar panels. Mr. Goldberg has held senior executive positions, including chief financial officer and chief operating officer, and served as a director of several public companies. From January 2008 through June 2008, he served as the chief financial officer of Milestone Scientific, Inc. (NYSE American: MLSS), a medical device company. From June 1999 through April 2005, Mr. Goldberg was a partner with Tatum CFO Partners, LLP which provided interim CFO staffing services for public and private companies. Mr. Goldberg is an attorney and a certified public accountant and holds a B.B.A. degree from the City College of New York, an M.B.A. from the University of Chicago and J.D. and LL.M. degrees from the New York University School of Law. Mr. Goldberg was selected as a director because of his experience as the senior executive, operations and financial officer of several public companies and because of his background in law and accounting. We believe that his background and experience will provide our Board with a perspective on corporate finance matters. Given his financial experience, the Board of directors has also determined that Mr. Goldberg qualifies as the Audit Committee financial expert, pursuant to Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Brian A. Prinz became a member of our Board as of February 9, 2017. Since 1976, Mr. Prinz has been employed by Current, Inc., a leading manufacturer of laminated products including sheeting, tubes, rods, spacers and standoffs, as well as electrical grade laminates, a variety of carbon fiber products and other industrial products, which are used in various industries including construction, recreation, energy exploration and defense. He began his career at Current initially as a foreman, then as a production manager, then as vice president of sales and, since 2011, as President and Chief Financial Officer. Mr. Prinz graduated from Bryant College with a B.A. in 1976. We believe that his background and experience make him well qualified to serve as a member of our Board.

Director Independence and Committees of the Board

The members of our Board are John L. Villano, Jeffrey C. Villano, Leslie Bernhard, Arthur Goldberg and Brian Prinz. The Board has determined, in accordance with the NYSE American LLC Company Guide, that: (i) Ms. Bernhard and Messrs. Goldberg and Prinz are independent and represent a majority of its members; (ii) Ms. Bernhard and Messrs. Goldberg and Prinz, as the members of the Audit Committee, the Nominating and Corporate Governance and Compensation Committee, are independent for such purposes. In determining director independence, our Board applies the independence standards set by NYSE American. In applying these standards, our Board considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on our Board.

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

Compensation Committee. The Compensation Committee assists the Board in determining the compensation of our officers and directors. The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members established under 162(m) of the Internal Revenue Code and Section 16(b) of the Exchange Act. Specific responsibilities include the following:

•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity and incentive compensation plans.

Nominating and Corporate Governance Committee. The corporate governance and nominating committee assists the Board by identifying and recommending individuals qualified to become members of the Board. Specific responsibilities include the following:

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with during the year ended December 31, 2018.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer and other persons performing similar functions. The Code of Ethics is posted on our web site at www.sachemcapitalcorp.com. We will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to John L. Villano at our principal executive office, located at 698 Main Street, Branford, CT 06405.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2018 and 2017 to our Co-Chief Executive Officers (the ‘‘Named Executives’’):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Total
		($)	($)	($)
John L. Villano
Chairman of the Board, Co-Chief Executive	2018	$310,500	-	$310,500
Officer, Chief Financial Officer and Secretary	2017*	$230,000	-	$230,000

Jeffrey C. Villano
President, Co-Chief Executive Officer, Treasurer	2018	$310,500	-	$310,500
and Director	2017*	$230,000	-	$230,000

*	Subsequent to the Exchange, beginning on February 9, 2017. Prior to the Exchange on February 8, 2017, we had no employees. Rather, JJV, in its capacity as the manager of SCP, provided management and administrative services to SCP for which it received management and loan origination fees. Since consummation of the Exchange, JJV has no longer been entitled to any management fees or any origination fees.

Employment Agreements

We have entered into employment agreements with each of John L. Villano and Jeffrey C. Villano which were effective as of February 9, 2017. The material terms of the employment agreements are as follows:

•	John L. Villano will serve as our co-chief executive officer, chief financial officer and secretary and Jeffrey C. Villano will serve as our co-chief executive officer, president and treasurer.

•	The term of employment is five years, which commenced on February 9, 2017, unless terminated earlier pursuant to the terms of the agreement. The termination date will be extended one year on each anniversary date of the agreement unless either party to the agreement provides written notice at least 180 days before the next anniversary date that it is electing not to renew the agreement, in which case the agreement will terminate at the end of the fourth year from the next anniversary date.

•	Base compensation of $360,000 per annum, which amount may be increased in the discretion of the compensation committee of the Board in its sole and absolute discretion. Effective as of April 1, 2018, the Compensation Committee approved an increase to each of John L. Villano’s and Jeffrey C. Villano’s base compensation to $360,000 per annum.

•	Incentive compensation in such amount as shall be determined by the compensation committee of the Board in its sole and absolute discretion, based on our achievement of the financial performance goals set by the Board.

•	Incentive compensation for certain capital transactions in such amount as shall be determined by the compensation committee of the Board in its sole and absolute discretion.

•	The right to participate in all retirement, pension, deferred compensation, insurance and other benefit plans adopted and maintained by us for the benefit of employees and be entitled to additional compensation in an amount equal to the cost of any such benefit plan or program if he chooses not to participate.

•	Indemnification to the full extent permitted by law against and for any claims, liabilities, losses, expenses and costs incurred that relate to any acts or omission taken in his capacity as an officer or director.

•	We have the right to terminate the employment agreement at any time with or without cause and for death or disability (as defined in the employment agreement). See below for the payments due upon a termination.

•	Two-year non-competition provision if we terminate the employment agreement for cause.

•	In the event any payment to the employee is subject to an excise tax under the Internal Revenue Code, we will pay the employee an additional amount equal to the amount of the excise tax and any other taxes (whether in the nature of excise taxes or income taxes) due with respect to such payment.

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

Good Reason includes a “change in control” with respect to us. A “change in control” means (1) if we merge into another corporation and, as a result of such merger, our shareholders immediately prior to such merger own less than 50% of the surviving corporation; (2) we sell, lease or otherwise dispose of all or substantially all of our assets; (3) the acquisition of beneficial ownership, directly or indirectly, of our Common Shares or any other securities having voting rights that we may issue in the future, rights to acquire our voting securities (including, without limitation, securities that are convertible into voting securities and rights, options warrants and other agreements or arrangements to acquire such voting securities) by any person, corporation or other entity or group thereof acting jointly, in such amount or amounts as would permit such person, corporation or other entity or group thereof acting jointly to elect a majority of the members of our Board, as then constituted; or (4) the acquisition of beneficial ownership, directly or indirectly, of voting securities and rights to acquire voting securities having voting power equal to 40% percent or more of the combined voting power of our then outstanding voting securities by any person, corporation or other entity or group thereof acting jointly unless such acquisition is expressly approved by resolution of our Board passed upon affirmative vote of not less than a majority of the Board and adopted at a meeting of the Board held not later than the date of the next regularly scheduled or special meeting held following the date we obtain actual knowledge of such acquisition (which approval may be limited in purpose and effect solely to affecting the rights of the executive under his employment agreement). Notwithstanding the preceding sentence, any transaction that involves a mere change in identity form or place of organization within the meaning of Section 368(a)(1)(F) of the Internal Revenue Code, or a transaction of similar effect, will not constitute a “change in control.”

Outstanding Equity Awards at December 31, 2018

None.

Compensation of Directors

Our non-employee director compensation plan, as amended and effective on July 1, 2018 (the “Director Plan”), provides as follows:

•	each non-employee director will receive cash compensation at a rate of $15,000 per year, which amount shall be paid in equal quarterly installments of $3,750 on the first day of each calendar quarter (i.e. January 1, April 1, July 1, and October 1);

•	the chairman of the Audit Committee will receive additional cash compensation of $5,000 per year, payable in equal quarterly installments of $1,250 no later than the third (3rd) business day of each calendar quarter;

•	the chairman of the Compensation Committee will receive additional cash compensation of $2,500 per year, payable in equal quarterly installments of $625 no later than the third (3rd) business day of each calendar quarter; and

•	each non-employee director will receive a grant of $2,500 of our Common Shares on the date he or she is re-elected to serve on our Board.

John L. Villano and Jeffrey C. Villano, who are executive officers as well as directors, do not receive compensation in connection with their positions as members of our Board.

The following table provides compensation information for the year ended December 31, 2018 for each of the Independent Directors.

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards($) (2)	Total ($)

Leslie Bernhard	$15,625	$12,530	$28,155
Arthur L. Goldberg	$18,125	$12,530	$30,655
Brian A. Prinz	$14,375	$12,530	$26,905

(1)	During the first and second quarters of the year ended December 31, 2018, the non-employee directors were paid cash compensation of $3,125 per quarter.
(2)	During the year ended December 31, 2018, under the Director Plan, Ms. Bernhard was awarded an aggregate of 7,628 Common Shares; Mr. Goldberg was awarded an aggregate of 7,628 Common Shares; and Mr. Prinz was awarded an aggregate of 7,628 Common Shares. The dollar amounts reflected in the table are the aggregate grant date fair value for the Common Shares awarded computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 28, 2019, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding Common Shares, Named Executives, all directors, and all directors and officers of Sachem Capital as a group:

Name of Beneficial Owner (1)	Number of Common Shares Beneficially Owned (2)	Percentage of Class (3)

Executive Officers and Directors
John L. Villano (4)	1,247,396	7.82%
Jeffrey C. Villano (5)	1,753,722	10.99%
Leslie Bernhard	7,628	*
Arthur L. Goldberg	12,628	*
Brian A. Prinz	316,424	1.98%
All officers and directors as a group (5 persons)	3,337,798	20.93%

 *Less than 1%.

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Sachem Capital Corp., 698 Main Street, Branford, CT 06405.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

(3)	All percentages are determined based on 15,950,256 Common Shares outstanding as of the March 28, 2019.

(4)	Includes 6,827 Common Shares owned by Mr. Villano’s wife. Mr. Villano disclaims beneficial ownership of the 6,827 Common Shares owned by his wife for the purposes of section 13(d) or 13(g) of the Exchange Act.

(5)	Includes 394,718 and 183,532 Common Shares owned by Ultimate Brands Inc. and Union News of New Haven, Inc., respectively, each a corporation of which he is the founder and chief executive officer and over which he has full voting and dispositive control, and 3,251 Common Shares owned by his daughter. Mr. Villano disclaims beneficial ownership of the 3,251 Common Shares owned by his daughter for the purposes of section 13(d) or 13(g) of the Exchange Act.

Equity Compensation Plan Information

On October 27, 2016, we adopted the 2016 Equity Compensation Plan (the “Plan), the purpose of which is to align the interests of our officers, other employees, advisors and consultants or any subsidiary, if any, with those of our shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on our behalf and to promote the success of our business. The basis of participation in the Plan is upon discretionary grants of awards by the Board. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. Approximately fourteen individuals are eligible to participate in the Plan including, our two executive officers, nine other employees and three independent directors.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	Not applicable	1,477,116
Total	0	Not applicable	1,477,116

During the fiscal year ended December 31, 2018, we granted an aggregate of 22,884 restricted Common Shares under the Plan.

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

Amendment and Termination of the Plan

The Plan expires on the tenth anniversary of the date of its adoption by the Board. Prior to the expiration date, the Board may at any time, and from time to time, suspend or terminate the Plan in whole or in part or amend it from time to time; provided, however, that unless otherwise determined by the Board, an amendment that requires shareholder approval in order for the Plan to continue to comply with Section 162(m) or any other law, regulation or stock exchange requirement shall not be effective unless approved by the requisite vote of shareholders. Notwithstanding the foregoing, no amendment to or termination of the Plan shall affect adversely any of the rights of any grantee under any outstanding award granted under the Plan without such grantee’s consent.

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

As of December 31, 2018, there were no options granted under the Plan.

We have agreed to limit the maximum number of Common Shares that can be issued in 2018 under the Plan, and for any individual awards to new employees, to 100,000 Common Shares in the aggregate.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Prior to February 8, 2017, our business was conducted by SCP. JJV was the managing member of SCP and John L. Villano and Jeffrey C. Villano were the managing members of JJV. Thus, in effect, they were the managers of SCP. They have also been our senior executive officers and directors since our formation in January 2016. Following consummation of the Exchange on February 8, 2017, JJV was no longer entitled to receive any management fees from SCP and John L. Villano and Jeffrey C. Villano became our full-time employees. In addition, following the consummation of the IPO, each continued to own more than 10% of our issued and outstanding Common Shares.

Prior to the Exchange, SCP had no employees. Rather, JJV, in its capacity as the manager of SCP, provided management and administrative services to SCP for which it received management fees. In addition, JJV also paid certain expenses on behalf of SCP for which it was entitled to reimbursement. For the years ended December 31, 2018 and 2017, the amounts paid or accrued to JJV in its capacity as the manager of SCP were approximately $0 and $36,000, respectively. On February 9, 2017, SCP paid approximately $900,000 to JJV in full satisfaction of all amounts due and owing to JJV through the date of the Exchange. These amounts do not include loan origination fees that SCP paid to JJV. Origination fees paid to JJV for the years ended December 31, 2018 and 2017 were $0 approximately $53,000 (which was paid prior to the IPO), respectively. Following consummation of the Exchange, JJV was no longer entitled to any management fees or any origination fees.

In March 2019 we relocated our principal offices to 698 Main Street, Branford, Connecticut upon the completion of renovations. Prior to March 2019, our principal offices were located at 23 Laurel Street, Branford, Connecticut, a property owned by Union News of New Haven, Inc. Jeffrey C. Villano is the chief executive officer of Union News and owns 20% of its outstanding stock. The other 80% is owned by his and John L. Villano’s mother, Shirley Villano. The rent payable to Union News was $1,500 per month.

Our loan portfolio includes two loans made to JJV. The principal balance of the loans to JJV at December 31, 2018 and December 31, 2017 were approximately $879,000 and $970,000, respectively. Interest paid to us by JJV for years ended December 31, 2018 and December 31, 2017 was approximately $148,000 and $134,000, respectively. These loans were made in connection with JJV’s purchase of real property from third parties who, for various reasons, did not meet our loan criteria. We believe that the terms of these loans are no less beneficial to us than they would have been if we made the loans to unrelated third parties and are all properly documented.

We have adopted a policy that prohibits any transaction between us and a related party unless the terms of that transaction are no less favorable to us than if we had entered into the same transaction with an unrelated party and the transaction is approved by our Audit Committee or other independent committee of our Board, in the case where it is inappropriate for our Audit Committee to review such a transaction due to a conflict of interest.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Hoberman & Lesser, LLP, our principal accounting firm, for the fiscal years ended December 31, 2018 and 2017, are set forth below.

	2018	2017
Audit fees*	$111,800	$230,700
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$111,800	$230,700

*	• In 2017, the audit fees include fees for professional services rendered for (i) the review of Sachem Capital Corp.’s quarterly financial statements, (ii) in connection with our IPO in February 2017 and our second public offering in November 2017, and (iii) other services that are normally provided in connection with statutory and regulatory filings.
• In 2018, the audit fees include fees for professional services rendered for (i) the review of Sachem Capital Corp.’s quarterly financial statements, (ii) in connection with our shelf registration statement (File No. 333-227906) on Form S-3 under the Securities Act of 1933, as amended, which was declared effective by the U.S. Securities and Exchange Commission on November 9, 2018, and (iii) other services that are normally provided in connection with statutory and regulatory filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements - See Index to Financial Statements on page F-1.
	2.	Financial Statement Schedules – See (c) below.
	3.	Exhibits – See (b) below.

(b)	Certain of the following exhibits were filed as Exhibits to the registration statement on Form S-11, Registration No. 333-214323 and amendments thereto (the “Registration Statement”) filed by us under the Securities Act and are hereby incorporated by reference.

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Form of Representative’s Warrants (1)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey C. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4.1	Amended and Restated Revolving Note, dated March 15, 2016, in the principal amount of $15,000,000.00 (1)
10.4.2	Form of Second Amended and Restated Commercial Revolving Loan and Security Agreement, February 8, 2017, among Bankwell Bank, as Lender, and Sachem Capital Partners, LLC, as Existing Borrower, and Sachem Capital Corp., as Borrower (1)
10.4.3	Guaranty Agreement, dated December 18, 2014 (1)
10.4.4	Form of Second Reaffirmation of Guaranty Agreement, dated February 8, 2017 (1)
10.4.5	Amended and Restated Revolving Note, dated June 30, 2017, in the principal amount of $20,000,000.00 (3)
10.4.6	Modification of Second Amended and Restated Commercial Revolving Loan and Security Agreement, dated as of June 30, 2017, among Bankwell Bank (as lender), Sachem Capital Corp. (as borrower), and John L. Villano, Jeffrey C. Villano and JJV, LLC, (as guarantors) (3)
10.4.7	Third Reaffirmation of Guaranty Agreement, dated June 30, 2017 (3)
10.5	Credit and Security Agreement, dated as of May 11, 2018, by and among Sachem Capital Corp. (as borrower) and Webster Business Credit Corporation (“WBCC”), Bankwell Bank (“Bankwell”) and Berkshire Bank (“Berkshire”) (collectively, the lenders) for a $35 million revolving credit facility (5)
10.5.1	Final Form of Revolving Credit Note issued to each of WBCC, Bankwell and Berkshire, dated May 11, 2018, in the principal amounts of $13,750,000, $13,750,000 and $7,500,000, respectively (5)
10.6	Final Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (6)
14.1	Code of Ethics (2)
21.1	List of Subsidiaries (7)
23.1	Consent of Hoberman, & Lesser, LLP, dated March 29, 2019*

Exhibit No.	Description
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on July 6, 2017 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	None.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SACHEM CAPITAL CORP.

By:	/s/	Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2019:

Signature	Title

/s/ John L. Villano	Chairman, Co-Chief Executive Officer,
John L. Villano, CPA	Chief Financial Officer and Director (Principal Financial Officer)

/s/ Jeffrey C. Villano	Co-Chief Executive Officer,
Jeffrey C. Villano	President and Director (Principal Executive Officer)

/s/ Leslie Bernhard	Director
Leslie Bernhard

/s/ Arthur L. Goldberg	Director
Arthur L. Goldberg

/s/ Brian A. Prinz	Director
Brian A. Prinz

INDEX TO FINANCIAL STATEMENTS

For the Years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sachem Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sachem Capital Corp. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in shareholders’/members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hoberman & Lesser, LLP
Hoberman & Lesser, CPA’s, LLP

We have served as the Company’s auditors since 2015.

New York, New York

March 29, 2019

SACHEM CAPITAL CORP.

BALANCE SHEETS

	December 31,
	2018	2017
Assets
Assets:
Cash	$99,310	$954,223
Cash - restricted	59,549	0
Escrow deposits	12,817	111,189
Mortgages receivable	78,011,653	62,166,937
Mortgages receivable, affiliate	879,457	1,104,022
Interest and fees receivable	1,397,038	645,493
Other receivables	155,000	234,570
Due from borrowers	695,218	451,795
Prepaid expenses	14,866	4,520
Property and equipment, net	1,180,107	501,819
Deposits on property and equipment	12,000	-
Real estate owned	2,943,438	1,224,409
Deferred financing costs	553,597	95,560

Total assets	$86,014,050	$67,494,537

Liabilities and Shareholders' Equity
Liabilities:
Line of credit	$27,219,123	$9,841,613
Mortgage payable	290,984	301,101
Accounts payable and accrued expenses	316,413	390,758
Security deposits held	7,800	2,550
Advances from borrowers	317,324	519,764
Due to shareholder	1,200,000	-
Due to note purchaser	-	723,478
Deferred revenue	1,058,406	1,108,400
Dividend payable	2,624,566	-
Accrued interest	176,619	40,592
Total liabilities	33,211,235	12,928,256

Commitments and Contingencies

Shareholders' equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares
issued	-	-
Common stock - $.01 par value; 50,000,000 shares authorized; 15,438,621
and 15,415,737 issued and outstanding	15,439	15,416
Paid-in capital	53,192,859	53,315,772
(Accumulated deficit) retained earnings	(405,483)	1,235,093
Total shareholders' equity	52,802,815	54,566,281
Total liabilities and shareholders' equity	$86,014,050	$67,494,537

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2018	2017
Revenue:
Interest income from loans	$8,960,883	$5,434,502
Origination fees, net	1,411,100	802,264
Late and other fees	189,078	136,834
Processing fees	138,317	124,240
Rental income, net	101,789	88,364
Other income	837,339	410,494
Net gain on sale of real estate	74,864	179

Total revenue	11,713,370	6,996,877

Operating costs and expenses:
Interest and amortization of deferred financing costs	1,665,891	664,134
Compensation to manager	-	35,847
Professional fees	417,312	299,935
Compensation, fees and taxes	1,248,107	698,227
Exchange fees	33,535	32,083
Other expenses and taxes	20,707	155,345
Excise tax	19,000	-
Depreciation	32,529	28,358
General and administrative expenses	437,011	222,100
Impairment loss	67,493	-

Total operating costs and expenses	3,941,585	2,136,029

Net income	$7,771,785	$4,860,848

Basic and diluted net income per common share outstanding:
Basic	$0.50	$0.38	*
Diluted	$0.50	$0.38	*

Weighted average number of common shares outstanding:
Basic	15,425,772	11,956,246
Diluted	15,425,772	-

*	Basic and diluted net income per common share outstanding and weighted average number of shares outstanding are calculated for the period beginning February 9, 2017 (the effective date of the Company’s initial public offering) through December 31, 2017.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS'/MEMBERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

			Additional	(Accumulated Deficit)	Predecessor's
	Common		Paid in	Retained	Members'
	Shares	Amount	Capital	Earnings	Equity

Beginning balance, January 1, 2017	2,220,000	$2,220	$(2,220)	$-	$28,485,615

Member contributions					653,646

Member distributions					(2,460,125)

Net income for the period January 1, 2017 - February 8, 2017					286,100

Conversion of members' equity into common stock	6,283,237	6,283	26,958,953		(26,965,236)

Initial public offering	2,600,000	2,600	11,023,400

Public offering	4,312,500	4,313	15,335,639

Dividends paid				$(3,339,655)

Net income for the period February 9, 2017 - December 31, 2017				4,574,748

Balance December 31, 2017	15,415,737	15,416	53,315,772	1,235,093	-

Offering costs-ATM			(160,479)

Stock based compensation	22,884	23	37,566

Dividends paid				(6,787,795)

Dividends declared and payable				(2,624,566)

Net income for the year ended December 31, 2018				7,771,785
	15,438,621	$15,439	$53,192,859	$(405,483)	$-

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,771,785	$4,860,848
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred financing costs	137,241	59,118
Depreciation expense	32,529	28,358
Stock based compensation	37,589	-
Impairment loss	67,493	-
Gain on sale of real estate	(74,864)	(179)
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	98,372	(111,189)
Interest and fees receivable	(994,900)	(166,565)
Other receivables	234,570	(51,728)
Due from borrowers	(243,423)	-
Prepaid insurance	(10,346)	(4,520)
Deposits	(12,000)	-
(Decrease) increase in:
Due to note purchaser	(723,478)	-
Due to member	-	(656,296)
Accrued interest	136,027	16,242
Accrued expenses	(74,345)	194,674
Deferred revenue	(49,994)	817,944
Advances from borrowers	(116,207)	(141,995)
Total adjustments	(1,555,736)	(16,136)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,216,049	4,844,712

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	1,848,558	530,181
Acquisitions of and improvements to real estate owned	(541,525)	(531,961)
Purchase of land and building	(699,228)	(39,923)
Purchase of property and equipment	(11,587)	(92,806)
Security deposits	5,250	1,750
Principal disbursements for mortgages receivable	(42,078,191)	(53,468,949)
Principal collections on mortgages receivable	24,641,469	23,948,601
Repurchase of notes sold	-	(2,000,000)
Proceeds from notes sold	-	2,723,478
NET CASH USED FOR INVESTING ACTIVITIES	(16,835,254)	(28,929,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	77,564,529	44,177,225
Repayment of line of credit	(60,187,019)	(42,449,555)
Principal payments on mortgage payable	(10,117)	(8,899)
Dividends	(6,787,795)	(3,339,655)
Proceeds from IPO	-	30,250,000
Pre-offering costs incurred	-	(3,258,158)
Costs in connection with ATM	(160,479)
Financing costs incurred	(595,278)	(87,202)
Member contributions	-	653,646
Member distributions	-	(2,460,125)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,823,841	23,477,277

NET DECREASE IN CASH AND RESTRICTED CASH	(795,364)	(607,640)

CASH AND RESTRICTED CASH- BEGINNING OF YEAR	954,223	1,561,863

CASH AND RESTRICTED CASH - END OF YEAR	$158,859	$954,223

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

	Years Ended
	December 31,
	2018	2017

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Taxes paid	$53,191	$-
Interest paid	$1,370,714	$587,442

SUPPLEMENTAL INFORMATION-NON-CASH
Dividends declared and payable	$2,624,566	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

On February 8, 2017, Sachem Capital Partners, LLC transferred all its assets and liabilities to the Company in exchange for 6,283,237 shares of the company's Common stock.

Prior year’s pre-offering costs in the amount of $625,890 were charged to paid-in-capital during the year ended December 31, 2017.

During the year ended December 31, 2018, the Company issued notes payable in the amount of $169,338 for the acquisition of mortgages receivable.

On April 24, 2018, the Company purchased a mortgage receivable from a third party at a discount in the amount of $21,433.

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the year ended December 31, 2018 amounted to $3,173,963.

Assignment of mortgage receivable to shareholder in the amount of $1,200,000, during the year ended December 31, 2018.

Other receivable in the amount of $155,000 obtained in connection with the sale of real estate during the year ended December 31, 2018.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

1. The Company

Sachem Capital Corp. (the “Company”) was formed under the name HML Capital Corp in January 2016 under the State of New York Business Corporation Law. On February 8, 2017, the Company completed an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”), a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010. In the Exchange, SCP transferred all its assets to the Company in exchange for 6,283,237 of the Company’s common shares and the assumption by the Company of all of SCP’s liabilities. Prior to the consummation of the Exchange, the Company was not engaged in any business or investment activities and had only nominal assets and no liabilities. Also, prior to the Exchange, SCP was managed by JJV, LLC (the “Manager”), a Connecticut limited liability, jointly owned by Jeffrey C. Villano and John L. Villano, the founders of SCP and, currently, the co-chief executive officers of the Company.

On February 9, 2017, the Company’s registration statement on Form S-11 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to such registration statement, the Company issued and sold 2,600,000 common shares at a price of $5.00 per share, or $13 million of gross proceeds (the “IPO”). The net proceeds to the Company, after payment of underwriting discounts and commissions and transaction fees, were approximately $11.1 million. The IPO was consummated on February 15, 2017.

Following the consummation of the IPO, the Company believes it meets all of the qualifications to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. Since then, the Company has been conducting its operations as if it is a REIT and made the election to be taxed as a REIT when it filed its 2017 Federal corporate income tax return. (See Note 2 — Significant Accounting Policies — Income Taxes.)

In addition, on October 27, 2017, the Company issued and sold 3,750,000 common shares in an underwritten follow-on public offering at an offering price of $4.00 per share. On November 3, 2017, the Company issued and sold an additional 562,500 of its common shares upon the exercise of the underwriter’s over-allotment option. The aggregate gross proceeds from this offering were $17.25 million and the net proceeds, after deducting underwriting discounts and commissions and other offering expenses, were approximately $15.3 million.

The Company specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals or a pledge of the ownership interests in the borrower by the principals thereof, as well as personal guarantees by the principals of the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.

Except as otherwise noted, the accompanying statements of operations and cash flows for the year ended December 31, 2017 includes the operations of SCP from January 1 through February 8, 2017, the date the Exchange was consummated.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider its past experience, (b) the Company’s projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and mortgage loans. The Company maintains its cash with one financial institution. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 -- Mortgages Receivable.

Income Taxes

The Company believes it qualifies as a REIT for federal income tax purposes and operates accordingly. It made the election to be taxed as a REIT on its 2017 Federal income tax return. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distributions requirements applicable to REITs and the diversity of ownership of its outstanding capital stock. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of December 31, 2018 and 2017.

Property and Equipment

Property and equipment principally consists of land and building acquired in December 2016, to house the Company’s office facilities is stated at cost. The building will be depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of long-lived assets

The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair market value of the assets.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned, over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Origination fee revenue is recognized ratably over the contractual life of the loan in accordance with ASC 310.

Deferred Financing Costs

Costs incurred in connection with the Company’s line of credit, as discussed in Note 8 – Line of Credit and Mortgage Payable, are amortized over the term of the line of credit, using the straight-line method.

Fair Value of Financial Instruments

For the line of credit, mortgage payable and interest-bearing mortgages receivable held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments.

Subsequent Events

Management has evaluated subsequent events through March 29, 2019, the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with ASC 260 -- “Earnings Per Share.” Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

Prior to the Exchange, the Company’s business was conducted by SCP, a limited liability company. Accordingly, earnings per share for the year ended December 31, 2017, do not include the net income per share for the period prior to the Exchange.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenues resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance, and concluded that the adoption does not have an effect on its financial statements.

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

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

3. Cash-Restricted

Restricted cash mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Company’s credit line established pursuant to the Amended Credit Agreement (the “Webster Facility”).

4. Mortgages Receivable

The Company offers secured, non-banking loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The loans are secured by first mortgage liens on one or more properties owned by the borrower or related parties. In addition, each loan is personally guaranteed by the borrower or its principals, which guarantees may be collaterally secured as well. The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the years ended December 31, 2018 and 2017, the aggregate amounts of loans funded by the Company were $42,078,191 and $53,468,949, respectively, offset by principal repayments of $24,641,469 and $23,948,601, respectively.

As of December 31, 2018, the Company’s mortgage loan portfolio included closed loans ranging in size from $8,113 to $2,038,586 with stated interest rates ranging from 5.0% to 12.5% and a default interest rate for non-payment of 18%.

At December 31, 2018 and 2017, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

The Company generally grants loans for a term of one to three years. The Company will agree to extend the term of a loan if, at the time of the extension, the loan and the borrower meets all of the Company’s underwriting requirements. The Company treats a loan extension as a new loan.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2018 and 2017 :

Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
December 31, 2017	$43,855,827	$12,480,612	$6,676,060	$258,460	$63,270,959
December 31, 2018	$52,980,472	$19,250,618	$5,638,113	$1,021,907	$78,891,110

As of December 31, 2018, the following is the maturities of mortgages receivable for the years ending December 31:

2019	$55,993,536
2020	12,952,075
2021	9,149,824
2022	795,675
Total	$78,891,110

At December 31, 2018, of the 403 mortgage loans in the Company’s portfolio, 13 were treated by the Company as “non-performing,” typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2018 was approximately $5.1 million. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

At December 31, 2017, of the 337 mortgage loans in the Company’s portfolio, 12 were treated by the Company as non-performing. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of December 31, 2017 was approximately $2.2 million. By the end of 2018, the Company sold five properties, two were refinanced by third party lenders at no loss to the Company and two are still in foreclosure. The Company recorded a net aggregate gain on the sale of those five properties of approximately $19,000. Of the three remaining properties all three are held for sale.

5. Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of December 31, 2018 and 2017, real estate owned totaled $2,943,438 and $1,224,409, respectively, with no valuation allowance. As of December 31, 2018, real estate owned included $887,918 of real estate held for rental and $2,055,520 of real estate held for sale. As of December 31, 2017, real estate owned included $1,224,409 of real estate held for rental and $-0- of real estate held for sale. There was no valuation allowance on real estate owned at December 31, 2018 or 2017.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Properties Held for Sale

During the year ended December 31, 2018, the Company sold nine properties held for sale and recognized an aggregate gain of $74,864.

Properties Held for Rental

As of December 31, 2018, six properties were held for rental, of which five are single family residences and the other one is a multi-family dwelling. Two properties are leased on a month-month basis and the other four are subject to leases that expire at various times from October 2019 through May 2020. Three of the properties are subject to an option to purchase in favor of the current lessee.

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2019	$60,400
Year ending December 31, 2020	19,025
Year ending December 31, 2021	13,200
Total	$92,625

6. Profit Sharing Plan

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the year ended December 31, 2018, the 401(k) Plan expense was $16,792.

7. Escrow Deposits

Some of the mortgage loans made by the Company have future funding requirements, in which only a portion of the principal amount of the loan is funded at the closing of the loan. In such cases, the Company deposits the full amount of the loan with the closing attorney prior to the closing. Following the closing, the closing attorney will return the undisbursed funds to the Company.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

8. Line of Credit and Mortgage Payable

Line of Credit

On December 18, 2014, the Company entered into a two-year revolving Line of Credit Agreement with Bankwell Bank (“Bankwell”), pursuant to which Bankwell agreed to advance up to $5 million (the “Bankwell Credit Line”) against assignments of mortgages and other collateral. On December 30, 2015, the Bankwell Credit Line was amended to increase available borrowings to $7,000,000 and on March 15, 2016, the Credit Line was amended again to increase available borrowings to $15,000,000. The interest rate on the amount actually outstanding was calculated at a variable rate equal to the prime rate plus 3%, but in no event less than 6.25%, per annum. On June 30, 2017, the Bankwell Credit Line was again amended. The amendments included the following: (i) an increase in the amount available to $20,000,000, (ii) interest would be calculated at the greater of  (x) 5.5% and (y) the three-month LIBOR Rate plus 4.50%; (iii) the maturity date of the Credit Line was extended to June 30, 2019. As of December 31, 2017, the interest rate on the Bankwell Credit Line was 6.19%.

The Bankwell Credit Line was secured by substantially all Company assets. In addition, JJV and each of the Company’s co-chief executive officers, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of $1,000,000 each.

The amortization of all financing costs for the years ended December 31, 2018 and 2017 were $137,241 and $59,118, respectively.

At December 31, 2017, the outstanding amount under the Bankwell Credit Line was $9,841,613 and at May 11, 2018 it was $18,512,470, immediately prior to payoff.

Effective May 11, 2018 (the “Closing Date”), the Company entered into a Credit and Security Agreement with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) regarding a new $35 million revolving credit facility (the “Webster Facility”) to replace the Bankwell Credit Line. The Webster Facility is secured by a first priority lien on all the Company’s assets, including its mortgage loan portfolio. Interest on the outstanding balance accrues at a rate equal to the 30-day LIBOR rate plus 4.00% per annum. All amounts outstanding under the Webster Facility, including principal, accrued interest and other fees and charges, are due and payable May 11, 2022. Pursuant to the terms of the Webster Facility, the maximum amount the Company may borrow is 75% of the aggregate principal amount of its “Eligible Mortgage Loans,” as defined. As of the Closing Date, the aggregate principal amount of the Company’s Eligible Mortgage Loans was approximately $43.2 million. The Credit and Security Agreement between the Company and the Lenders contains provisions regarding defaults and events of default, representations and warranties and affirmative, negative and financial covenants that are typical of transactions of this sort.

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

At December 31, 2018, the Company was not in compliance with the “tangible net worth” covenant required pursuant to the Credit and Security Agreement, and on March 29, 2019 the Lenders waived compliance with that covenant.

At December 31, 2018, the outstanding amount under the Webster Facility was approximately $27.2 million and interest on the outstanding balance was accruing at the rate of 6.50%.

Mortgage Payable

In February 2017, the Company obtained a mortgage loan from Bankwell Bank, secured by property owned by the Company located at 698 Main Street in Branford, Connecticut (the “Bankwell Mortgage Loan”). Commencing March 2019, this property serves as the Company’s principal place of business. The original principal amount of the Bankwell Mortgage Loan is $310,000 and bears interest at the rate of 4.52%. Interest and principal are payable in monthly installments of $1,975. The entire outstanding principal balance of the Bankwell Mortgage Loan and all accrued and unpaid interest thereon is due and payable in January 2022. At December 31, 2018, the outstanding principal balance on the Bankwell Mortgage Loan was $290,984.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Principal payments on the Bankwell Mortgage Loan are due as follows:

Year ending December 31, 2019	$10,645
Year ending December 31, 2020	11,136
Year ending December 31, 2021	11,650
Year ending December 31, 2022	257,553
Total	$290,984

9. Other Income

Other income of the Company includes the following:

	Year Ended December 31,
	2018	2017
Income from borrower charges	$250,561	$174,707
Lender, modification and extension fees	437,839	153,544
In-house legal fees	76,302	61,400
Other income	72,637	20,843
Total	$837,339	$410,494

10. Members’ Equity

On the date of the Exchange, members’ equity in SCP was approximately $28.5 million. In the Exchange all such members’ equity was converted into common shares of the Company.

11. Commitments and Contingencies

Origination Fees

Loan origination fees consist of points, generally 2% – 5% of the original loan principal amount. Pursuant to SCP’s operating agreement, JJV, as the manager of SCP, was entitled to 75% of loan origination fees. For the year ended December 31, 2017, loan origination fees paid to JJV were $52,902. These payments are amortized over the life of the loan for financial statement purposes and recognized as a reduction of origination fee income. After the Exchange, the Manager was no longer entitled to origination fee payments.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

Original maturities of deferred revenue are as follows as of:

December 31,
2019	$763,808
2020	237,218
2021	57,380
Total	$1,058,406

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is generally recognized in full at the time of repayment. If the borrower is entitled to a partial refund of the origination fee collected in connection with a prepaid loan, the Company credits the refundable portion against the balance due on the loan. For the years ended December 31, 2018 and 2017, approximately $76,200 and $74,000 of origination fees were refunded in connection with prepaid loans.

Loan Servicing Fees

Prior to the Exchange, JJV was responsible for servicing SCP’s mortgage loan portfolio and for administration of the affairs of SCP for which it received compensation. At JJV’s discretion, the loan servicing fee ranges from one-twelfth (1∕12th) of one-half percent (0.5%) to one percent (1.0%) of the loan portfolio, payable monthly and calculated based on total loans as of the first of each month. The percentage charged by JJV was 1.0% for the year ended December 31, 2017 prior to the Exchange. For the year ended December 31, 2017 loan servicing fees paid to JJV were $32,778.

Other Manager Compensation

JJV was also entitled to fees for other services performed such as inspection fees. For the year ended December 31, 2017, fees paid to JJV for such services were $3,069.

Employment Agreements

In February 2017, the Company entered into identical employment agreements with John and Jeffrey Villano, executive officers of the Company, pursuant to which: (i) the employment term is five years commencing February 9, 2017, with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) effective as of April 2018, each receives an annual base salary is $360,000, increased from $260,000; (iii) each is entitled to incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) each is entitled to participate in the Company’s employee benefit plans; (v) each is entitled to full indemnification permitted by law; (v) each is subject to a two-year non-competition period following the termination of employment without cause; and (vi) each is entitled to payments upon termination of employment or a change in control.

Unfunded Commitments

At December 31, 2018, the Company had future funding obligations totaling $5,963,355, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. (See Note 6 – Escrow Deposits.)

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and in all cases, there remains sufficient value in the subject property to assure that no loan impairment exists. At December 31, 2018, there were nine of such properties, representing approximately $1.4 million of mortgages receivable.

12. Related Party Transactions

Until March 11, 2019, the Company leased office space, on a month-to-month basis, in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey Villano, one of the Company’s co-chief executive officers. Rent and other facility related charges paid by the Company to Union News for each of the years ended December 31, 2018 and 2017 was $18,000. On March 11, 2019, the Company relocated its operations to a new location, which is owned by the Company.

Prior to the Exchange, SCP reimbursed JJV for rent and other expenses paid by JJV on behalf of SCP. For the period beginning January 1, 2017 and ending February 8, 2017 such amount totaled $35,847. In addition to rent, these amounts include other payments made by JJV on SCP’s behalf including insurance premiums and real estate taxes in instances where SCP was been notified that the borrower is in default, costs of any actions (i.e., foreclosures) commenced by SCP to enforce its rights or collect amounts due from borrowers who were in default of their obligations to SCP as well as other costs that JJV deemed appropriate to protect SCP’s interests. During 2017, JJV paid salaries and payroll taxes on behalf of the Company totaling $12,223.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

During the period beginning January 1, 2017 and ending February 8, 2017, SCP paid JJV $52,902, representing the origination fees on loans funded by SCP in those years. (See Note 9 – Commitments and Contingencies.)

From time to time, JJV would acquire certain troubled assets from third parties who are not existing SCP borrowers. In such instances, JJV would borrow money from SCP to finance these acquisitions. As part of the Exchange, the Company acquired the notes evidencing these loans from SCP. The principal balance of the loans to JJV at December 31, 2018 and 2017 was $879,457 and $1,104,022, respectively. The real estate purchased is held by JJV in trust for the Company. The Company accounts for these arrangements as separate loans to JJV. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The terms of the mortgage allow JJV to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to JJV. Neither SCP nor the Company made any loans to JJV in 2018 or 2017. During the years ended December 31, 2018 and 2017, JJV paid $148,171 and $134,452, respectively, in interest to the Company (or to SCP prior to the Exchange).

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders (members in the case of loans funded prior to the Exchange). The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of December 31, 2018 and 2017, loans to former partners and now shareholders totaled $4,412,742 and $3,588,669, respectively. Interest income earned on these loans totaled $375,552 and $303,232 for the years ended December 31, 2018 and 2017, respectively.

During the year ended December 31, 2018, the Company originated then sold two notes to a shareholder in the aggregate amount of $1,717,000. One note in the amount of $1,200,000 was modified as to its term and has not been re-assigned back to the note holder. This amount is reflected as due to shareholder at December 31, 2018.

During the year ended December 31, 2017, the Company originated then sold notes to a shareholder in the amount of $2,750,000. Notes totaling $2,000,000 were repurchased by the Company and are classified as mortgages receivable at December 31, 2017. Prior to December 31, 2017, $723,478 was paid to the Company for the benefit of the noteholder. This amount is reflected in the balance sheet as Due to shareholder at December 31, 2017, and was  paid to the noteholder in January 2018.

At December 31, 2018 and 2017, the total amount owed by JJV to the Company was $22,794 and $22,977, respectively and is reflected as other receivables on the Company’s balance sheet.

On February 9, 2017, the Company purchased computer hardware, software and furniture and fixtures totaling $92,806 from JJV.

During the years ended December 31, 2018 and 2017, the wife of one of the Company’s executive officers was paid $80,532 and $75,000, respectively, for accounting and financial reporting services provided to the Company.

13. Concentration of Credit Risk

The Company makes loans that are secured by first mortgage liens on real property located primarily (approximately 90%) in Connecticut. This concentration of credit risk may be affected by changes in economic or other conditions of the geographic area.

14. Public Offerings Underwriter Warrants

In 2017 the Company consummated two public offerings – the IPO in February and a follow-on offering in October-November. (See Note 1 --- The Company.) In connection with the IPO, the Company issued to the underwriters warrants to purchase an aggregate of 130,000 common shares at an exercise price of $6.25 per common share. These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on February 9, 2018 and expire on February 9, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $114,926. At December 31, 2018, all these warrants were outstanding.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

In connection with the follow-on, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of $5.00 per share. These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on October 24, 2018 and expire on October 24, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $131,728. At December 31, 2018, all these warrants were outstanding.

15. Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The basis of participation in the Plan is upon discretionary grants of awards by the Company’s Board of Directors. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance the Plan is 1,477,116.

During the fiscal year ended December 31, 2018, the Company granted an aggregate of 22,884 restricted Common Shares under the Plan. Stock based compensation for the year ended December 31, 2018 was $37,589.

16. At-the Market Offering

On November 9, 2018, the Company entered into an At the Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., (the “Sales Agent”) to sell common shares, par value $0.001 per share, of the Company (the “ATM Shares”), having an aggregate offering price of up to $16 million, from time to time, through an “at-the-market” equity offering program (the “ATM Offering”). The sales of the ATM shares may be made in negotiated transactions or other transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933. The Company has no obligation to sell any of the ATM shares under the Sales Agreement, and may at any time suspend sales of the ATM shares.

The Company has agreed to pay the Sales Agent commissions for their services in acting as agent in the sale of ATM shares, and the Company has agreed to pay $35,000 to the Sales Agents for their out-of-pocket legal fees incurred in connection with the ATM Offering.  The Sales Agent is entitled to compensation at a commission rate up to 7% of the gross proceeds from the sale of ATM shares pursuant to the Sales Agreement. The Sales Agreement contains representations and warranties and covenants that are customary for transactions of this type. In addition, the Company has agreed to indemnify the Sales Agent against certain liabilities on customary terms, subject to limitations on such arrangements imposed by applicable law and regulation.

No shares were sold under the Sales Agreement during the year ended December 31, 2018.

17. Subsequent Events

On January 10, 2019, the Company paid a dividend of $0.17 per share, or $2,624,566 in the aggregate, to its shareholders of record as of December 31, 2018.

SACHEM CAPITAL CORP.
 NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

On January 15, 2019, the Company sold a property classified as real estate held for sale at December 31, 2018 receiving $135,000 in net proceeds. The Company recognized an impairment loss of $16,822 as of December 31, 2018.

In February 2019, a property classified as real estate held for rental was sold resulting in a gain of $7,149.

In February 2019, the Company purchased a property held for rental for $90,000.

In February 2019, the Company entered in to an agreement with a former borrower to pay the sum of $155,000 relating to the sale of four properties foreclosed by the Company. The borrower paid $25,000 in January 2019 pursuant to the agreement.

In February and March of 2019, the Company sold 511,635 common shares in the ATM Program, realizing approximately $2.2 million in net proceeds.