Form 10-Q
period 2019-03-31
Sachem Capital Corp.
filed 2019-05-13
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________________ to _________________________________________

Commission File Number: 001-37997

SACHEM CAPITAL CORP.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	81-3467779 (I.R.S. Employer Identification No.)

698 Main Street, Branford, CT 06405

(Address of principal executive offices)

(203) 433-4736

(Registrant’s telephone number, including area code)

23 Laurel Street, Branford, CT 06405

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐     Yes    ☒     No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC

As of May 13, 2019, the Issuer had a total of 18,905,586 common shares, $0.001 par value per share, outstanding.

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

i

PART I.         FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Assets:
Cash	$-	$99,310
Cash - restricted	1,069,393	59,549
Escrow deposits	-	12,817
Mortgages receivable	80,878,265	78,011,653
Mortgages receivable, affiliate	869,627	879,457
Interest and fees receivable	1,691,605	1,397,038
Other receivables	130,000	155,000
Due from borrowers	787,264	695,218
Prepaid expenses	85,378	14,866
Property and equipment, net	1,327,336	1,180,107
Deposits on property and equipment	49,881	12,000
Real estate owned	4,912,263	2,943,438
Deferred financing costs	518,635	553,597

Total assets	$92,319,647	$86,014,050

Liabilities and Shareholders' Equity
Liabilities:
Bank overdraft	$117,781	$-
Line of credit	30,382,546	27,219,123
Mortgage payable	795,000	290,984
Notes payable	76,485	-
Capital lease payable	12,808	-
Accounts payable and accrued expenses	128,593	316,413
Security deposits held	7,800	7,800
Advances from borrowers	267,284	317,324
Due to shareholder	2,217,000	1,200,000
Deferred revenue	1,027,392	1,058,406
Dividend payable	-	2,624,566
Accrued interest	196,120	176,619
Total liabilities	35,228,809	33,211,235

Commitments and Contingencies

Shareholders' equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-

Common stock - $.001 par value; 50,000,000 shares authorized; 15,950,256 and 15,438,621 issued and outstanding, respectively	15,950	15,439
Paid-in capital	55,424,167	53,192,859
Retained earnings (accumulated deficit)	1,650,721	(405,483)
Total shareholders' equity	57,090,838	52,802,815
Total liabilities and shareholders' equity	$92,319,647	$86,014,050

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months
	Ended March 31,
	2019	2018
Revenue:
Interest income from loans	$2,751,080	$1,962,373
Origination fees, net	364,717	348,548
Late and other fees	46,497	34,096
Processing fees	34,795	33,130
Rental income, net	25,649	43,756
Other income	117,140	294,747
Net gain on sale of real estate owned	7,149	-

Total revenue	3,347,027	2,716,650

Operating costs and expenses:
Interest and amortization of deferred financing costs	621,048	222,956
Professional fees	88,114	116,322
Compensation, fees and taxes	384,227	245,575
Exchange fees	10,287	-
Other expenses and taxes	14,193	34,480
Excise tax	-	19,000
Depreciation	7,503	7,634
General and administrative expenses	165,451	98,033
Total operating costs and expenses	1,290,823	744,000

Net income	$2,056,204	$1,972,650

Basic and diluted net income per common share outstanding:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13

Weighted average number of common shares outstanding:
Basic	15,579,126	15,415,737
Diluted	15,579,126	15,415,737

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(unaudited)

			Additional	(Accumulated Deficit)
	Common		Paid in	Retained
	Shares	Amount	Capital	Earnings

Beginning balance, January 1, 2019	15,438,621	$15,439	$53,192,859	$(405,483)

Sales of stock through ATM	511,635	511	2,227,205	0

Stock based compensation	-	-	4,103	0

Net income				2,056,204
Balance, March 31, 2019	15,950,256	$15,950	$55,424,167	$1,650,721

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Three Months
	Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,056,204	$1,972,650
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	47,076	14,558
Depreciation expense	7,503	7,634
Stock based compensation	4,103	-
Impairment loss	-	-
Gain on sale of real estate owned	(7,149)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	12,817	(64,141)
Interest and fees receivable	(649,157)	(134,023)
Other receivables	25,000	256,966
Due from borrowers	(92,045)	-
Prepaid expenses	(70,512)	(28,253)
Deposits	(37,881)	-
(Decrease) increase in:
Due to note purchaser	-	(723,478)
Due to shareholder	-	-
Accrued interest	19,501	(40,771)
Accrued expenses	(187,820)	(231,740)
Deferred revenue	(31,014)	60,222
Advances from borrowers	69,438	213,522
Total adjustments	(890,140)	(669,504)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,166,064	1,303,146

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	124,808	-
Acquisitions of and improvements to real estate owned	(362,776)	(11,000)
Purchase of property and equipment	(141,924)	(1,987)
Principal disbursements for mortgages receivable	(12,827,043)	(10,345,784)
Principal collections on mortgages receivable	8,481,663	6,034,243
NET CASH USED FOR INVESTING ACTIVITIES	(4,725,272)	(4,324,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes sold to shareholder	1,017,000	-
Proceeds from line of credit	19,740,078	13,288,435
Proceeds from bank overdraft	117,781
Repayment of line of credit	(16,576,655)	(8,982,583)
Principal payments on mortgage payable	(290,984)	(2,532)
Dividends paid	(2,624,566)	(1,618,653)
Proceeds from mortgage payable	795,000	-
Proceeds from notes payable	76,485	-
Issuance of common stock-ATM	2,227,716	-
Financing costs incurred	(12,113)	(55,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,469,742	2,629,667

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	910,534	(391,715)

CASH AND RESTRICTED CASH- BEGINNING OF YEAR	158,859	954,223

CASH AND RESTRICTED CASH - END OF PERIOD	$1,069,393	$562,508

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

	Three Months
	Ended March 31,
	2019	2018

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Taxes paid	$-	$-
Interest paid	$573,670	$208,398

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2018 the Company incurred a mortgage funding payable in the amount of $2,000,000 in connection with the acquisition of mortgages receivable.

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the period ended March 31, 2019 amounted to $1,962,669.

During the three months ended March 31, 2019, the Company purchased equipment for $13,005 subject to a capital lease.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019

1.	The Company

Sachem Capital Corp. (the “Company”) was formed under the name HML Capital Corp in January 2016 under the New York Business Corporation Law. On February 8, 2017, the Company completed an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”), a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010. In the Exchange SCP transferred all its assets to the Company for 6,283,237 common shares of the Company and the assumption by the Company of all of SCP’s liabilities. Prior to the consummation of the Exchange, the Company was not engaged in any business or investment activities and had only nominal assets and no liabilities.

The Company specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals or a pledge of the ownership interests in the borrower by the principals as well as personal guarantees by the principals of the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate acquisitions apart from its lending activities.

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

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 3, below, entitled “Mortgages Receivable.”

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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019

Income Taxes

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

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of March 31, 2019.

Property and Equipment

Land and Building

Land and building acquired in December 2016 to house the Company’s office facilities is stated at cost. The building will be depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred. The Company occupied the new facility in March 2019.

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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenue resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance and concluded that the adoption does not have an effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which amends the existing accounting standards for leases. This ASU requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet for the obligation to make payments for all leases, with the exception of those leases with a term of 12 months or less. This ASU also requires expanded disclosures regarding leasing arrangements. The Company adopted the ASU effective January 1, 2019, and concluded that the adoption did not have a material impact on its financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity Based Payment to Non-Employees,” (“ASC 505-50”) and expands the scope of ASC 718,“Compensation – Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606,“Revenue from Contracts with Customers.” The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
MARCH 31, 2019

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

For the quarters ended March 31, 2019 and 2018, the aggregate amounts of loans funded by the Company were $12,827,043 and $10,345,784, respectively, offset by principal repayments of $9,663,620 and $6,034,243, respectively.

At March 31, 2019, the Company’s portfolio included closed loans ranging in size from approximately $8,000 to $2,100,000 with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.

At March 31, 2019, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company generally grants loans for a term of one to three years. In some cases, the Company has agreed to extend the term of the loans. A loan that is extended is treated as a new loan. However, prior to granting an extension, the loan underwriting process is repeated.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2019 and December 31, 2018:

Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages

March 31, 2019	$57,447,608	$17,406,172	$5,450,294	$1,443,818	$81,747,892
December 31, 2018	$52,980,472	$19,250,618	$5,638,113	$1,021,907	$78,891,110

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019

The following are the maturities of mortgages receivable as of March 31:

2019	$46,421,681
2020	24,677,513
2021	8,540,755
2022	2,107,943
Total	$81,747,892

At March 31, 2019, of the 413 mortgage loans in the Company’s portfolio, 11 were treated by the Company as “non-performing”, typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of March 31, 2019 was approximately $ 4.1 million. The Company does not accrue interest on non-performing loans that are more than 90 days past due. At March 31, 2018, of the 366 mortgage loans in the Company’s portfolio, 13 were treated by the Company as “non-performing. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of March 31, 2018 was approximately $3.5 million. At each of March 31, 2019 and 2018, all non-performing loans were referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of March 31, 2019, and December 31, 2018, real estate owned totaled $4,912,263 and $2,943,438, respectively, with no valuation allowance. As of March 31, 2019, real estate owned included $948,226 of real estate held for rental and $3,964,037 of real estate held for sale. As of December 31, 2018, real estate owned included $887,918 of real estate held for rental and $2,055,520 of real estate held for sale.

5.	Cash-Restricted

Restricted cash mainly represents collections received, pending check clearance, from the Company’s commercial loans and is primarily dedicated to the reduction of the Webster Facility (See Note 6 below).

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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019

The Bankwell Credit Line was secured by substantially all Company assets. In addition, JJV, LLC (“JJV”), the manager of SCP prior to the Exchange, and each of the Company’s co-chief executive officers, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of $1,000,000 each.

At May 11, 2018, the outstanding amount under the Bankwell Credit Line was $18,512,470 immediately prior to payoff.

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

At March 31, 2019, the outstanding amount under the Webster Facility was approximately $30.4 million and interest on the outstanding balance was accruing at the rate of 6.49%.

The amortization costs for the three months ended March 31, 2019 and 2018 were $47,076 and $14,558, respectively.

Mortgage Payable

Effective on March 29, 2019, the Company refinanced the $310,000 principal mortgage loan it obtained from Bankwell Bank in February 2017 with a new mortgage loan from Bankwell Bank in the principal amount of $795,000 bearing interest at the rate of 5.06% per annum and maturing on March 31, 2029 (the “New Bankwell Mortgage Loan”). Beginning in May 2019, principal and interest on the New Bankwell Mortgage Loan are payable, in arrears, in monthly installments of $4,710. The entire outstanding principal balance of the New Bankwell Mortgage Loan and all accrued and unpaid interest thereon is due and payable in March 2029. The New Bankwell Mortgage Loan is secured by a first mortgage lien on the property owned by the Company, which, beginning in the first quarter of 2019, serves as the Company’s principal place of business.

Principal payments on the mortgage payable are due as follows:

Year ending December 31, 2019	$11,025
2020	17,249
2021	18,142
2022	19,082
2023	20,070
2024 and thereafter	709,432
Total	$795,000

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019

7.	Other income

At March 31, 2019 and 2018, other income consists of the following:

	2019	2018
Income on borrower charges	$4,034	$60,245
Lender Fees	40,865	138,495
In-house legal fees	29,150	34.900
Modification fees	20,384	45,025
Other income	22,707	16,082
Total	$117,140	$294,747

8.	Commitments and Contingencies

Origination Fees

Loan origination fees consist of points, generally 2%-5% of the original loan principal. These payments are amortized over the life of the loan for financial statement purposes.

Original maturities of deferred revenue are as follows as of:

March 31,
2019	$796,839
2020	211,853
2021	18,700
Total	$1,027,392

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full.

Unfunded Commitments

At March 31, 2019, the Company is committed to an additional $5,632,837 in construction loans that can be drawn by the borrower when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and in all cases, there remains sufficient value in the subject property to assure that no loan impairment exists.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019

9.	Related Party Transactions

Until March 11, 2019, the Company leased office space, on a month-to-month basis, in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey Villano, the Company’s co-CEO. Rent and other facility related charges paid by the Company to Union News for each of the periods ended March 31, 2019 and 2018 was $4,500. The Company has moved to its new office in March 2019 so no further rental payments are payable to JJV.

Prior to the Exchange, from time to time, JJV would acquire certain troubled assets from third parties who were not existing SCP borrowers. In such instances, JJV would borrow money from SCP to finance these acquisitions. As part of the Exchange, the Company acquired the notes evidencing these loans from SCP. The principal balance of the loans to the JJV at March 31, 2019 was $869,627. The Company accounts for these arrangements as separate loans to JJV. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow JJV to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to JJV. Since the Exchange, the Company no longer loans money to JJV. During the three months ended March 31, 2019 and 2018, JJV paid $26,252 and $32,847, respectively, of interest to the Company.

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders (members in the case of loans funded prior to the Exchange). The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of March 31, 2019, loans to former partners and now shareholders totaled $4,327,297. Interest income earned on these loans totaled $121,535.

In 2018 we sold two notes, having an aggregate original principal amount of $1,717,000, to a shareholder at par. In the first quarter we sold a third note, having an aggregate original principal amount of $500,000, to the same shareholder at par. All three notes are secured by commercial properties. We continued to service the notes on behalf of the purchaser. In December 2018, we reacquired one of the notes, having an original principal amount of $1,200,000, and in the first quarter of 2019 we reacquired the other two notes, having an aggregate principal amount, $1,017,000. The balance owed to the purchaser for the notes, $1,200,000 at December 31, 2018 and $2,217,000 at March 31, 2019, is characterized as due to shareholder on our balance sheets for the relevant periods.

At March 31, 2019 and December 31, 2018, total amounts owed by JJV to the Company was $22,794 and $22,977, respectively, and is reflected as other receivables on the Company’s balance sheet.

For each three month period ended March 31, 2019 and 2018, the wife of one of our executive officers was paid $18,750 for accounting and financial reporting services provided to the Company.

10.	Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The basis of participation in the Plan is upon discretionary grants of awards by the Company’s Board of Directors. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance by the Plan is 1,477,116.

Stock based compensation for the period ended March 31, 2019 was $4,107.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2019

11.	At-the-Market Offering

On November 9, 2018, the Company entered into an At the Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., (the “Sales Agent”) to sell common shares, par value $0.001 per share, of the Company (the “ATM Shares”), having an aggregate offering price of up to $16 million, from time to time, through an “at-the-market” equity offering program (the “ATM Offering”). The ATM Offering is covered by a prospectus supplement to the Company’s Shelf Registration Statement on Form S-3 (SEC File No. 333-227906) declared effective by the SEC on November 9, 2018. The sales of the ATM Shares may be made in negotiated transactions or other transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933. The Company has no obligation to sell any of the ATM Shares under the Sales Agreement, and may at any time suspend sales of the ATM Shares.

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

A total of 511,635 ATM Shares were sold in the ATM Offering during the three month period ended March 31, 2019, providing the Company net proceeds of approximately $2,227,716.

12.	Subsequent Events

On April 1, 2019, the Company declared a dividend of $.12 per common share which was paid on April 18, 2019 to shareholders of record on April 11, 2019. The total amount of the dividend payment was $2,054,727.

From April 1st through May 7, 2019, the Company sold 2,970,280 of its common shares in the ATM Offering which raised approximately $13.4 million in net proceeds.

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

Operational and Financial Overview

At March 31, 2019, (i) our loan portfolio included 413 mortgage loans, with individual principal loan amounts ranging from approximately $8,000 to approximately $2.1 million and an aggregate loan amount of approximately $81.7 million, (ii) the average original principal amount of the mortgage loans in the portfolio was $198,000 and the median mortgage loan amount was $139,000 and (iii) approximately 78.0% of the mortgage loans had a principal amount of $250,000 or less. In comparison, at March 31, 2018, (i) our loan portfolio included 366 loans, with individual principal loan amounts ranging from $15,000 to $2.0 million and an aggregate loan amount of approximately $69.6 million, (ii) the average original principal amount of the loans in the portfolio was $190,000 and the median loan amount was $125,000 and (iii) approximately 82.0% of the loans had a principal amount of $250,000 or less. At March 31, 2019 and 2018, unfunded commitments for future advances totaled approximately $5.6 million and $3.8 million, respectively.

Similarly, our revenues and net income have been growing. For the three months ended March 31, 2019, revenues and net income were approximately $3.3 million and $2.1 million, respectively. For same period in 2018, revenues and net income were approximately $2.7 million and $2.0 million, respectively. We cannot assure you that we will be able to sustain these growth rates.

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

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 13.00% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 70%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. Under the terms of the Webster Facility (described below), mortgage loans exceeding $250,000 require a third-party to complete an appraisal of the collateral. Failure to obtain such an appraisal would render the loan ineligible for inclusion in the borrowing base. In the case of smaller loans, we rely on readily available market data, including tax assessment rolls, recent sales transactions and brokers to evaluate the strength of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after taking into account the loan under consideration.

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 65% vs. 35% of our total capitalization at March 31, 2019). At March 31, 2019, the interest rate on the Webster Facility was 6.49% per annum and the annual yield on our loan portfolio was 12.74% per annum. The yield has remained steady over the past few years as older loans come due and are either repaid or refinanced at similar rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees, default rates of interest and late payment fees. We expect our borrowing costs to continue to increase in 2019 as interest rates continue to increase. To date, we have not raised rates on our loans to match the recent increases in our borrowing rate. After considering the benefits and risks of increasing our rates, considering our relatively low level of debt and cost of funds, we believe the better strategy is to focus on building market share rather than short-term profits and cash flow, although this strategy could adversely impact our profits and cash flow in the short-term.

In addition, we seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. However, if interest rates continue to increase, we may find it necessary to change our strategy and try to increase the rates on our mortgage loans as well. If we are successful, this may undermine our strategy to increase market share. If we are not successful, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since December 2010, when SCP commenced operations, through March 31, 2019, we have made an aggregate of 960 mortgage loans having an aggregate original principal amount of approximately $178.0 million.

At March 31, 2019, of the 413 mortgage loans in our portfolio, 11 were designated by us as “non-performing,” typically because the borrower is more than 90 days in arrears on its interest payment obligations or because the borrower has failed to make timely payments of real estate taxes or insurance premiums. The aggregate outstanding principal balance of these non-performing loans and the accrued but unpaid interest as of March 31, 2019 was approximately $4.1 million, representing approximately 5.0% of our aggregate mortgage loan portfolio. The non-performing loans have all been referred to counsel to commence foreclosure proceedings or to negotiate settlement terms. In the case of each non-performing loan, we have determined the value of the collateral exceeds the outstanding balance on the loan.

The key factors contributing to our growth to date have been our ability to access working capital and the strong demand for our products and services, which was driven principally by a robust Connecticut real estate market. As detailed below, in 2017 we raised $30 million in equity capital in two public offerings. In addition, during 2017 and 2018, we refinanced our working capital credit facility on three occasions increasing the size of the facility from $5 million to $35 million. These factors coincided with the overall growth in the U.S. economy. Nevertheless, in the fourth quarter of 2018, we had to curtail our lending operations due to a shortage of working capital. This had an adverse impact on our revenues and net income for the fourth quarter. We addressed this issue in the first quarter of 2019 by selling common shares in the ATM Offering (described below). In addition, we are also in the early stages of exploring alternative financing arrangements that would provide us with additional working capital. Other than with respect to the ATM Offering, we have not entered into any definitive agreements for a financing transaction and we cannot assure you that that we will be able to consummate a financing transaction in the foreseeable future. In addition, beginning in the second half of 2018, we started noticing subtle changes in the business environment. For example, traditional lending institutions, such as banks, appeared to be tightening their credit requirements. Normally, that would be a positive development for our business. However, at the same time, we noticed that property values in Connecticut were either stagnant or declining and the length of time between initial listing and sale was expanding. It is unclear whether these developments are merely temporary phenomena or represent long-term trends. In the meantime, the demand for our products and services continues to be robust. We believe that our best strategy to deal with adverse changes in the marketplace is to adhere to our basic underwriting guidelines.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the Webster Facility, unless otherwise explicitly permitted by the Credit and Security Agreement, we may not incur any additional indebtedness without Webster Business Credit Corporation’s (“WBCC”) consent. The most significant exception to this covenant is one that permits us to separately finance the mortgage loans in our portfolio that secure “commercial” properties. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At March 31, 2019, debt proceeds represented approximately 35.3% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt over time to approximately 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

In 2017 we had a $20 million revolving credit facility with Bankwell Bank (the “Bankwell Credit Facility”) that we used to fund the loans we originated. The Bankwell Credit Facility was secured by a first priority lien on all our assets, including our mortgage loan portfolio. It was also jointly and severally guaranteed by JJV, Jeffrey C. Villano and John L. Villano, CPA, our co-chief executive officers. The liability of each guarantor was capped at $1 million.

On May 11, 2018 (the “Closing Date”), we entered into a Credit and Security Agreement with WBCC, Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) under which the Lenders agreed to provide us with a $35 million revolving credit facility (the “Webster Facility”) to replace the Bankwell Credit Facility, which was repaid in full and terminated. The Webster Facility is secured by a first priority lien on substantially all our assets, including our mortgage loan portfolio. Amounts outstanding under the Webster Facility bear interest at a floating rate equal to the 30-day LIBOR rate plus 4.00% per annum and will be due and payable on May 11, 2022. At March 31, 2019, the outstanding balance on the Webster Facility was accruing interest at the rate of 6.49% per annum.

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

Under the terms of the Credit and Security Agreement, we, either directly or through a loan subsidiary, may enter into a separate loan transaction with one or more third party financial institution(s), which is secured by a lien on the mortgage loans in our portfolio that are secured by “commercial” properties. As of March 31, 2019, mortgage loans secured by commercial properties including property secured by land, had an aggregate principal amount of approximately $22.9 million.

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

The Credit and Security Agreement also includes various affirmative and negative and financial covenants typical of transactions of this type. The financial covenants include maintaining (i) a minimum tangible net worth of not less than $52 million, (ii) a fixed charge coverage ratio of not less than 1.25:1 and (iii) a senior funded debt to tangible net worth ratio of not more than 2:1. At March 31, 2019, we were in compliance with all of the financial covenants contained in the Credit and Security Agreement. We cannot assure you that we will continue to remain in compliance with all of the financial covenants contained in the Credit and Security Agreement. If we fail to comply with any of the covenants in the Credit and Security Agreement, the Lenders could issue a notice of default and, among other things, declare the entire outstanding balance of the Webster Facility immediately due and payable, which would have a material adverse effect on our business, operations and financial condition.

We are also obligated to provide the Lenders with various reports and schedules including unaudited quarterly and audited annual financial statements, an annual budget and a borrowing base certificate. If we fail to provide these reports on a timely basis, we are subject to late fees of $150/day/report.

Finally, in addition to interest, we are responsible for the following additional fees: (i) unused line fee of 0.375% per annum, payable quarterly, (ii) the Agent’s fee of 0.50% per annum computed on the actual outstanding balances, payable monthly, (iii) a collateral evaluation fee of $2,500 per month; and (iv) a computer access fee of $150 per month. Other periodic charges include audit fees of $950/day/person, 2-4 times per year.

On October 19, 2018, we filed a Registration Statement on Form S-3 (SEC File No. 333-227906) (the “Shelf”) with the SEC registering the sale of our Common Shares, preferred shares, warrants, debt securities and/or units of any combination thereof (collectively, the “Securities”) having an aggregate offering price of up to $100 million, subject to the limitations impose by the Securities Act of 1933, as amended and applicable to us. The Shelf includes a prospectus supplement covering an “at-the-market” offering of up to $16 million of our Common Shares (the “ATM Offering”). The Shelf was declared effective by the SEC on November 9, 2018. We entered into an At Market Issuance Sales Agreement, dated November 9, 2018, with B. Riley FBR, Inc. (“B. Riley”), pursuant to which B. Riley will act as sales agent for the ATM Offering. We will pay B. Riley commissions, discounts or other forms of compensation of up to 7% on the sale of our Common Shares in the ATM Offering. In the first quarter of 2019, we sold an aggregate of 511,635 Common Shares in the ATM Offering and realized approximately $2.2 million in net proceeds.

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

Results of operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Total revenue

Total revenue for the three months ended March 31, 2019 was approximately $3.3 million compared to approximately $2.7 million for the three months ended March 31, 2018, an increase of approximately $600,000, or 23.2%. The increase in revenue represents an increase in lending operations. For the 2019 period, interest income was approximately $2.8 million and net origination fees were approximately $365,000. In comparison, for the three months ended March 31, 2018, interest income was approximately $2.0 million and net origination fees were approximately $349,000.

Operating costs and expenses

Total operating costs and expenses for three months ended March 31, 2019 were approximately $1.3 million compared to $744,000 for the three months ended March 31, 2018 period, an increase of approximately 75%. The increase in operating costs and expenses is primarily attributable to the increase in our lending operations. Compared to the 2018 period, in the 2019 period interest expense and amortization of deferred financing costs increased approximately $398,000 due to the increases in the interest rate, amortization cost and the outstanding amount under the Webster Facility, compensation, fees and taxes increased approximately $139,000 primarily due to the increase in personnel and management compensation, and general and administrative expenses increased approximately $67,000.

Net Income

Net income for the three months ended March 31, 2019 was approximately $2.1 million, or $0.13 per share, compared to $2.0 million, or $0.13 per share for the three months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, we had restricted cash of approximately $1.07 million compared to cash of approximately $158,900 (including restricted cash) at December 31, 2018.

Net cash provided by operating activities for the three months ended March 31, 2019 was approximately $1.2 million compared to approximately $1.3 million for same 2018 period. This decrease, approximately $100,000, is due principally to the increases in interest and fees receivable of approximately $515,000, other receivables of approximately $232,000, due from borrowers of approximately $92,000, prepaid expenses of approximately $43,000, decreases in deferred revenue of approximately $91,000 and advances from borrowers of approximately $144,000, offset by increases in net income of approximately $84,000, amortization of deferred financing costs of approximately $33,000, escrow deposits of approximately $77,000, due to note purchaser of approximately $723,000, accrued interest of approximately $60,000, and accrued expenses of approximately $44,000.

Net cash used for investing activities for the three months ended March 31, 2019 was approximately $4.7 million compared to approximately $4.3 million for same 2018 period. The increase in net cash used for investing activities in the March 2019 period compared to the March 2018 period is primarily due to increases of approximately $352,000, $140,000 and $2.5 million in acquisitions of and improvements to real estate owned, purchase of property and equipment and principal disbursements for mortgages receivable, respectively, offset by increases of approximately $125,000 and $2.4 million in proceeds from sale of real estate owned and principal collections on mortgages receivable, respectively.

Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $4.5 million compared to approximately $2.6 million for the same 2018 period. Net cash provided by financing activities for the 2019 period consists primarily of proceeds from the Webster Facility of approximately $19.7 million, the New Bankwell Bank Mortgage Loan (described below) of $795,000 and the ATM Offering of approximately $2.2 million offset by repayments under the Webster Facility of approximately $16.6 million, repayment of the outstanding principal under the Old Bankwell Bank Mortgage Loan (described below) of approximately $291,000 and dividends paid of approximately $2.6 million while net cash provided by financing activities in the 2018 period consists primarily of approximately $13.3 million of proceeds from the Bankwell Credit Facility offset by repayments under the Bankwell Credit Facility of approximately $9.0 million and dividends paid of approximately $1.6 million.

On April 1, 2019, effective as of March 29, 2019, we refinanced the $310,000 mortgage loan obtained from Bankwell Bank in February 2017 (the “Old Bankwell Mortgage Loan”) with a new 10-year mortgage loan from Bankwell Bank in the principal amount of $795,000 bearing interest at the rate of 5.06% per annum and maturing on March 31, 2029 (the “New Bankwell Mortgage Loan”). Beginning on May 1, 2019, principal and interest on the New Bankwell Mortgage Loan are payable, in arrears, in monthly installments of $4,710.15, calculated based on a 25-year amortization rate. Interest on the Old Bankwell Mortgage Loan accrued at the rate of 4.52% per annum and the monthly installment payments were $1,975.00. The entire outstanding principal balance of the New Bankwell Mortgage Loan and all accrued and unpaid interest thereon is due and payable on March 31, 2029. The New Bankwell Mortgage Loan, among other things, is secured by a first mortgage lien on the real property owned by us, which currently serves as our principal place of business, located at 698 Main Street, Branford Connecticut.

In connection with the New Bankwell Mortgage Loan, John L. Villano and Jeffrey C. Villano, our Co-Chief Executive Officers, jointly and severally, during the term of the loan, indemnified Bankwell Bank from and against any and all actual claims, demands, liabilities, losses, damages, judgments, penalties, reasonable out-of-pocket costs and expenses arising out of or attributable to the New Bankwell Mortgage Loan.

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

Subsequent Events

On April 1, 2019, we declared a dividend of $.12 per Common Share which was paid on April 18, 2019 to shareholders of record on April 11, 2019. The total amount of the dividend payment was $2,054,727.

From April 1st through May 7, 2019, we sold 2,970,280 Common Shares in the ATM Offering which raised approximately $13.4 million in net proceeds.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of March 31, 2019, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years		3 – 5 years	More than 5 years
Operating lease obligation	$669	$669	$		$—	$—
Capital lease obligation	12,808	2,570		3,002	7,236
Unfunded portions of outstanding construction loans	5,632,837	5,632,837		—	—	—
Unfunded loan commitments
Total contractual obligations	$5,646,314	$5,636,076		$3,002	$7,236	$—

Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Form of Representative’s Warrants (4)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (3)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4	Credit and Security Agreement, dated as of May 11, 2018, by and among Sachem Capital Corp. (as borrower) and Webster Business Credit Corporation (“WBCC”), Bankwell Bank (“Bankwell”) and Berkshire Bank (“Berkshire”) (collectively, the lenders) for a $35 million revolving credit facility (5)
10.4.1	Final Form of Revolving Credit Note issued to each of WBCC, Bankwell and Berkshire, dated May 11, 2018, in the principal amounts of $13,750,000, $13,750,000 and $7,500,000, respectively. (5)
10.5	Final Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (6)
10.6	Mortgage Note made by Sachem Capital Corp to Bankwell Bank, dated as of March 29, 2019, in the principal amount of $795,000 (7)
10.7	Open-End Mortgage Deed, Security Agreement and Fixture Filing, dated March 29, 2019, by Sachem Capital Corp., in connection with the New Bankwell Mortgage Loan, for the benefit of Bankwell Bank (7)
10.8	Indemnity Agreement, dated as of March 29, 2019, by and among John L. Villano, Jeffrey C. Villano and Bankwell Bank (7)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***

Exhibit No.	Description

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(3)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(4)	Previously filed on December 23, 2016, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on April 5, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: May 13, 2019	By:	/s/ Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Office
(Principal Executive Officer)

Date: May 13, 2019	By:	/s/ John L. Villano
John L. Villano, CPA
Co-Chief Executive Office and Chief Financial Officer
(Principal Financial Officer)