Form 10-Q
period 2019-06-30
Sachem Capital Corp.
filed 2019-08-14
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC
7.125% Notes due June 30, 2024	SCCB	NYSE American LLC

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

☐     Yes     ☒     No

As of August 12, 2019, the Issuer had 21,570,447 common shares, $0.001 par value per share, issued and outstanding.

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

i

PART I.         FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Assets:
Cash	$3,095,818	$99,310
Cash - restricted	-	59,549
Escrow deposits	-	12,817
Mortgages receivable	82,588,863	78,011,653
Mortgages receivable, affiliate	869,627	879,457
Interest and fees receivable	1,492,256	1,397,038
Other receivables	130,000	155,000
Due from borrowers	1,211,361	695,218
Prepaid expenses	62,879	14,866
Property and equipment, net	1,320,707	1,180,107
Deposits on property and equipment	189,481	12,000
Real estate owned	4,936,787	2,943,438
Deferred financing costs	31,942	553,597

Total assets	$95,929,721	$86,014,050

Liabilities and Shareholders' Equity
Liabilities:
Unsecured unsubordinated fixed rate notes (net of deferred financing costs of $1,270,000)	$21,730,000	$-
Line of credit	-	27,219,123
Mortgage payable	792,053	290,984
Accounts payable and accrued expenses	310,712	316,413
Security deposits held	7,800	7,800
Advances from borrowers	262,764	317,324
Due to shareholder	2,217,000	1,200,000
Deferred revenue	1,108,494	1,058,406
Notes payable	12,203	-
Capital leases payable	72,622	-
Dividend payable	-	2,624,566
Accrued interest	-	176,619
Total liabilities	26,513,648	33,211,235

Commitments and Contingencies

Shareholders' equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 18,905,586 and 15,438,621 issued and outstanding	18,906	15,439
Paid-in capital	68,658,030	53,192,859
Retained earnings (accumulated deficit)	739,137	(405,483)
Total shareholders' equity	69,416,073	52,802,815
Total liabilities and shareholders' equity	$95,929,721	$86,014,050

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Revenue:
Interest income from loans	$2,315,325	$2,375,797	$5,066,405	$4,338,170
Origination fees, net	340,823	340,052	705,540	688,600
Late and other fees	140,537	49,986	187,033	84,083
Processing fees	41,805	37,670	76,600	70,800
Rental income, net	47,255	33,975	72,904	77,730
Other income	179,391	204,781	296,531	499,528
Net gain on sale of real estate		-	7,149	-

Total revenue	3,065,136	3,042,261	6,412,162	5,758,911

Operating costs and expenses:
Interest and amortization of deferred financing costs	452,406	381,964	1,073,454	604,920
Stock based compensation	4,107	-	8,214	-
Professional fees	70,215	42,137	154,222	158,459
Compensation, fees and taxes	465,193	299,729	849,420	545,304
Exchange fees	11,219	-	21,507	16,667
Other expenses and taxes	17,139	21,121	31,332	55,601
Expense in connection with termination of LOC	779,641	-	779,641	-
Excise tax	-	-	-	19,000
Depreciation	18,164	5,834	25,667	13,468
General and administrative expenses	103,909	81,297	269,358	162,660

Total operating costs and expenses	1,921,993	832,082	3,212,815	1,576,079

Net income	$1,143,143	$2,210,179	$3,199,347	$4,182,832

Basic and diluted net income per common share outstanding:
Basic	$0.06	$0.14	$0.19	$0.27
Diluted	$0.06	$0.14	$0.19	$0.27

Weighted average number of common shares outstanding:
Basic	18,499,531	15,415,737	17,144,104	15,417,737
Diluted	18,499,531	15,415,737	17,144,104	15,415,737

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2019

			Additional	(Accumulated Deficit)
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, April 1, 2019	15,950,256	$15,950	$55,424,167	$1,650,721	$57,090,838
Sales of stock through ATM	2,955,330	2,956	13,229,756		13,232,712
Stock based compensation			4,107		4,107
Dividends				(2,054,727)	(2,054,727)
Net income				1,143,143	1,143,143
Balance, June 30, 2019	18,905,586	$18,906	$68,658,030	$739,137	$69,416,073

FOR THE THREE MONTHS ENDED JUNE 30, 2018

			Additional	(Accumulated Deficit)
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, April 1, 2018	15,415,737	$15,416	$53,315,772	$1,589,090	$54,920,278
Dividends				(1,618,651)	(1,618,651)
Net income				2,210,179	2,210,179
Balance, June 30, 2018	15,415,737	$15,416	$53,315,772	$2,180,618	$55,511,806

FOR THE SIX MONTHS ENDED JUNE 30, 2019

			Additional	(Accumulated Deficit)
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2019	15,438,621	$15,439	$53,192,859	$(405,483)	$52,802,815
Sales of stock through ATM	3,466,965	3,467	15,456,957		15,460,424
Stock based compensation			8,214		8,214
Dividends				(2,054,727)	(2,054,727)
Net income				3,199,347	3,199,347
Balance, June 30, 2019	18,905,586	$18,906	$68,658,030	$739,137	$69,416,073

FOR THE SIX MONTHS ENDED JUNE 30, 2018

			Additional	(Accumulated Deficit)
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance January 1, 2018	15,415,737	$15,416	$53,315,772	$1,235,093	$54,566,281
Dividends				(3,237,306)	(3,237,306)
Net income				4,182,831	4,182,831
Balance, June 30, 2018	15,415,737	$15,416	$53,315,772	$2,180,618	$55,511,806

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Six Months
	Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,199,347	$4,182,832
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	94,323	43,614
Depreciation expense	25,667	13,468
Stock based compensation	8,214	-
Gain on sale of real estate	(7,149)	-
Abandonment of office furniture	12,000	-
Costs in connection with termination of line of credit	439,446	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	12,817	111,189
Interest and fees receivable	(449,809)	(570,404)
Other receivables	25,000	180,830
Due from borrowers	780,320	(105,350)
Prepaid expenses	(48,013)	(42,340)
Deposits on property	(177,481)	(18,000)
(Decrease) increase in:
Due to note purchaser	(176,619)	(723,478)
Accrued interest	-	84,661
Accrued expenses	(5,706)	(280,939)
Deferred revenue	50,088	107,074
Advances from borrowers	(54,560)	(50,166)
Total adjustments	528,538	(1,249,841)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,727,885	2,932,991

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	264,809	-
Acquisitions of and improvements to real estate owned	(342,598)	(61,166)
Purchase of property and equipment	(165,263)	-
Principal disbursements for mortgages receivable	(28,516,128)	(30,263,339)
Principal collections on mortgages receivable	21,098,466	18,982,298
Proceeds from sale of mortgage receivable	-	1,200,000
NET CASH USED FOR INVESTING ACTIVITIES	(7,660,714)	(10,142,207)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes sold to shareholder	1,017,000	-
Proceeds from line of credit	42,720,829	45,727,947
Repayment of line of credit	(69,939,952)	(33,424,454)
Principal payments on mortgage payable	(2,947)	(5,019)
Dividends paid	(4,679,293)	(3,237,305)
Financing costs incurred	(12,113)	(584,967)
Proceeds from mortgage payable	795,000	-
Mortgage on office building paid	(290,984)	-
Proceeds from notes payable, net	71,820	-
Issuance of common stock-ATM, net	15,460,427	-
Gross proceeds from issuance of fixed rate notes	23,000,000	-
Financing costs incurred in connection with fixed rate notes	(1,270,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,869,787	8,476,202

NET INCREASE IN CASH AND RESTRICTED CASH	2,936,959	1,266,986

CASH AND RESTRICTED CASH- BEGINNING OF YEAR	158,859	954,223

CASH AND RESTRICTED CASH - END OF PERIOD	$3,095,818	$2,221,209

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

	June 30,	June 30,
	2019	2018
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION
Taxes paid	$-	$-
Interest paid	$979,131	$561,307

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2018, the Company purchased a mortgage receivable from a third party at a discount in the amount of $21,433.

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable,during the six months ended June 30, 2018 amounted to $1,439,244.

The reversal of previously accrued capitalized costs during the six months ended June 30, 2018, amounted to $6,212.

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable,during the six months ended June 30, 2019 amounted to $1,962,669.

During the six months ended June 30, 2019, the Company purchased equipment for $13,005 subject to a capital lease.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019

1.	The Company

Sachem Capital Corp. (the “Company”) was formed under the name HML Capital Corp in January 2016 under the New York Business Corporation Law. On February 8, 2017, the Company completed an exchange transaction (the “Exchange”) with Sachem Capital Partners, LLC (“SCP”), a Connecticut limited liability company located in Branford, Connecticut, which commenced operations on December 8, 2010. In the Exchange, SCP transferred all its assets to the Company for 6,283,237 of the Company’s common shares and the assumption by the Company of all of SCP’s liabilities. The common shares issued in the Exchange were subsequently distributed to the members of SCP in liquidation of their membership interests in SCP. Prior to the consummation of the Exchange, the Company was not engaged in any business or investment activities and had only nominal assets and no liabilities.

The Company specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by its principals and/or personal guarantees by the principals of the borrower. The Company does not lend to owner-occupants. The Company’s primary underwriting criteria is a conservative loan-to-value ratio. In addition, the Company may make opportunistic real estate acquisitions apart from its lending activities.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on (a) various assumptions that take into account the Company’s past experience, (b) the Company’s projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and mortgage loans. The Company maintains its cash with one major financial institution. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 3, below, entitled “Mortgage Loans Receivable.”

Impairment of long-lived assets

The Company continually monitors events or changes in circumstances that could indicate that the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair market value of the assets.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019

Income Taxes

The Company believes it qualifies as a Real Estate Investment Trust (REIT) for federal income tax purposes and elected to be taxed as a REIT when it filed its 2017 federal income tax return. As a REIT, the Company is required to distribute at least 90% of its taxable income to its shareholders on an annual basis. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distributions requirements applicable to REITs and the diversity of ownership of its outstanding common shares. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of June 30, 2019.

Property and Equipment

Land and building acquired in December 2016 to serve as the Company’s office facilities is stated at cost. The building is being depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred. The Company relocated its entire operations to this property in March 2019.

Revenue Recognition

Interest income from the Company’s mortgage loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s mortgage loans provide for interest to be paid monthly in arrears.

Origination fee revenue is recognized ratably over the contractual life of the loan in accordance with ASC 310.

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, as discussed in Note 5 below, were amortized over the term of the applicable facility using the straight-line method. Unamortized deferred financing costs were expensed when the liability was paid in full and the facility was terminated.

Fair Value of Financial Instruments

The carrying amounts of the the new bankwell mortgage loan, the notes and the mortgage loans receivable approximates their respective fair values due to the relative short-term nature of such instruments. (See Notes 3, 5 and 6 below.)

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with ASC 260, “Earnings Per Share.” Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this ASU require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this guidance required the Company to reconcile changes in cash, cash equivalents, and restricted cash on the consolidated statement of cash flows. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted this ASU in 2018, and applied the guidance retrospectively to the 2017 consolidated statement of cash flows.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company plans to adopt both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3.	Mortgage Loans Receivable; Due from Borrowers

The Company offers secured, non-banking loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The loans are secured by first mortgage liens on one or more properties owned by the borrower or related parties. In addition, each mortgage loan is personally guaranteed by the borrower or its principals, which guarantees may be collaterally secured as well. The mortgage loans are generally for a term of one to three years. The mortgage loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the mortgage loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the three-month periods ended June 30, 2019 and 2018, the aggregate amounts of mortgage loans funded by the Company were $15,689,085 and $19,917,555, respectively, offset by principal repayments of $12,616,803 and $12,948,055, respectively. For the six-month periods ended June 30, 2019 and 2018, the aggregate amounts of loans funded by the Company were $28,516,128 and $30,263,339, respectively, offset by principal repayments of $21,098,466 and $18,982,298, respectively.

At June 30, 2019, the Company’s mortgage loan portfolio included loans ranging in size from approximately $7,000 to $2,300,000 with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.

At June 30, 2019, no single borrower, or affiliated group of borrowers, accounted for more than 10% of the total outstanding balance of the Company’s mortgage loan portfolio.

At the request of the borrower, the Company may extend the term of a mortgage loan provided the loan satisfies the Company’s underwriting requirements at the time of the extension. A mortgage loan that is extended is treated as a new loan and the borrower is required to pay all fees associated with the funding of a new loan, including origination fees.

Credit Risk

Credit risk profile of the Company’s mortgage loan portfolio as of June 30, 2019 and December 31, 2018 is as follows:

	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
June 30, 2019	$56,277,212	$19,634,450	$6,052,668	$1,494,160	$83,458,490
December 31, 2018	$52,980,472	$19,250,618	$5,638,113	$1,021,907	$78,891,110

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019

The following are the maturities of mortgage loans receivable as of June 30:

2019	$32,500,967
2020	36,658,678
2021	7,928,801
2022	6,370,044
Total	$83,458,490

At June 30, 2019, of the 414 mortgage loans in the Company’s mortgage loan portfolio, eight were referred to counsel for collection and are currently the subject of foreclosure proceedings. The aggregate outstanding principal balance of these mortgage loans and the accrued but unpaid interest as of June 30, 2019 was approximately $2.9 million. In addition, there are fourteen mortgage loans in default because the borrower has failed to make monthly interest payments, pay real estate taxes and insurance or failed to comply with covenants contained in the loan documents. The aggregate outstanding principal balance of these fourteen mortgage loans and the accrued but unpaid interest as of June 30, 2019 was approximately $5.8 million. In comparison, at June 30, 2018, of the 385 mortgage loans in the Company’s portfolio, eight were referred to counsel for collection and were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these eight mortgage loans and the accrued but unpaid interest as of June 30, 2018 was approximately $2.56 million. In the case of each of these loans, at June 30, 2019 and 2018, the Company believes that the value of the collateral exceeds the outstanding balance on such loan.

From time-to-time, the Company may advance funds to a borrower in connection with the ownership operation or renovation of the subject property or pay certain expenses on behalf of the borrower, such as real estate taxes or insurance premiums. These advances are not included in “mortgages receivable” but are designated as “due from borrowers” and are due and payable upon maturity of the related mortgage loan. The Company believes these amounts are collectible.

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of June 30, 2019, and December 31, 2018, real estate owned totaled $4,936,787 and $2,943,438, respectively, with no valuation allowance. As of June 30, 2019, real estate owned included $948,226 of real estate held for rental and $3,988,561 of real estate held for sale. As of December 31, 2018, real estate owned included $887,918 of real estate held for rental and $2,055,520 of real estate held for sale.

5.	Line of Credit and Mortgage Payable

Line of Credit

Prior to May 11, 2018, the Company maintained a $20 million revolving credit facility with Bankwell Bank (“Bankwell”). The Bankwell credit facility was secured by substantially all the Company’s assets. Interest on the amounts outstanding accrued at a rate equal to the greater of (x) 5.5% and (y) the three-month LIBOR Rate plus 4.50%. At May 11, 2018 the outstanding balance under the Bankwell credit facility was $18,512,470 and was accruing interest at the rate of 6.79% per annum.

Effective May 11, 2018 (the “Closing Date”), the Company entered into a Credit and Security Agreement with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) regarding a new $35 million revolving credit facility (the “Webster Facility”) to replace the Bankwell credit facility. The Webster Facility was secured by a first priority lien on all the Company’s assets, including its mortgage loan portfolio. Interest on the outstanding balance accrued at a rate equal to the 30-day LIBOR rate plus 4.00% per annum. All amounts outstanding under the Webster Facility, including principal, accrued interest and other fees and charges, were to be due and payable May 11, 2022. Pursuant to the terms of the Webster Facility, the maximum amount the Company could borrow was equal to 75% of the aggregate principal amount of its “Eligible Mortgage Loans,” as defined. As of the Closing Date, the aggregate principal amount of the Company’s Eligible Mortgage Loans was approximately $43.2 million. The Credit and Security Agreement between the Company and the Lenders also contained provisions regarding defaults and events of default, representations and warranties and affirmative, negative and financial covenants that are typical of transactions of this sort. At the closing with respect to the Webster Facility, the Company made an initial draw-down of $20.2 million, of which $18.6 million was used to repay the balance due to Bankwell, $1.4 million was used for working capital and the balance was used to pay transaction costs and other fees and expenses relating to obtaining and closing the Webster Facility. No fee was paid with respect to the termination of the Bankwell credit facility. On the Closing Date, the outstanding balance on the Webster Facility was accruing interest at the rate of 6.09% per annum.

At December 31, 2018, the Company was not in compliance with the “tangible net worth” covenant required pursuant to the Credit and Security Agreement, and on March 29, 2019 the Lenders waived compliance with that covenant.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019

On June 25, 2019, the entire outstanding balance on the Webster Facility, including principal, accrued but unpaid interest and other fees, in the aggregate amount of $19.8 million was paid in full and the Webster Facility was terminated. In connection with the termination of the Webster Facility, the Company expensed non-recurring charges of $779,641, of which $439,446 constituted the write-off of non-cash deferred financing costs.

Mortgage Payable

Effective March 29, 2019, the Company refinanced a $310,000 mortgage loan it obtained from Bankwell in February 2017 with a new mortgage loan from Bankwell Bank in the principal amount of $795,000 bearing interest at the rate of 5.06% per annum and maturing on March 31, 2029 (the “New Bankwell Mortgage Loan”). Beginning May 2019, principal and interest on the Bankwell Mortgage Loan are payable, in arrears, in monthly installments of $4,710. The Bankwell Mortgage Loan is secured by a first mortgage lien on the property located at 698 Main Street, Branford, Connecticut, which, since March 2019, serves as the Company’s principal place of business.

Principal payments on the Bankwell Mortgage Loan are due as follows:

Year ending December 31, 2019	$11,025
2020	17,249
2021	18,142
2022	19,082
2023	20,070
2024 and thereafter	706,485
Total	$792,053

6.	Financing Transactions

During the six-month period ended June 30, 2019, the Company generated approximately $39.0 million of gross proceeds from the sale of its securities as follows:

(i)              $16,000,000 from the sale of 3,466,965 common shares in an “at-the-market” offering; and

(ii)             $23,000,000 from the sale of its 7.125% unsecured, unsubordinated notes due June 30, 2024 (together with the notes sold pursuant to the exercise of the over-allotment option (see note 11), the “Notes”).

The net proceeds from these offerings, approximately $37.2 million in the aggregate, were used primarily to pay-off the Webster Facility in full and the balance is being used as working capital and for general corporate purposes.

The Notes were sold in an underwritten public offering. The Notes were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB”. Interest accrues on the Notes commencing June 25, 2019. The accrued interest is payable quarterly in cash, in arrears, on March 30, June 30, September 30 and December 30, commencing September 30, 2019. The Notes mature and the entire principal amount is due June 30, 2024. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to such distribution, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after June 25, 2021 upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption. The Notes are reflected on the Company’s June 30, 2019 balance sheet net of deferred financing costs in the amount of approximately $1,270,000 million.

See Note 11 below – Subsequent Events -- for additional financing transactions.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019

7.	Other income

Other income consists of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Income on borrower charges	$28,460	$80,472	$32,494	$140,717
Lender fees	40,105	39,772	80,970	178,267
In-house legal fees	42,550	16,350	71,700	51,250
Modification fees	48,869	33,847	69,253	78,872
Other income	19,407	34,340	42,114	50,422
Total	$179,391	$204,781	$296,531	$499,528

8.	Commitments and Contingencies

Origination Fees

Loan origination fees range from 2%-5% of the original loan principal and, generally, are payable at the time the loan is funded. These payments are amortized over the life of the loan for financial statement purposes and will be recorded as income as follows:

Original maturities of deferred revenue are as follows as of June 30:

2019	$583,990
2020	412,733
2021	86,389
2022	25,382
Total	$1,108,494

If a mortgage loan is paid in full priority to its stated maturity date, the balance of any unamortized deferred revenue is recognized in full.

Unfunded Commitments

At June 30, 2019, the Company is committed to future fundings with respect to existing mortgage loans in an amount equal to $6,368,019 subject to satisfaction by the borrower of the conditions set forth in the note and related mortgage.

Other

In the normal course of its business, the Company is named as a party-defendant in various legal proceedings because it is a mortgagee having an interest in real property that is the subject of a foreclosure proceeding, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, believes that the fair market value of the property subject to foreclosure is in excess of the loan amount after taking into account the unpaid taxes.

9.	Related Party Transactions

Until March 11, 2019, the Company leased office space, on a month-to-month basis, in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey Villano, the Company’s co-CEO. Rent and other facility related charges paid by the Company to Union News for the six- and three-month periods ended June 30, 2019 were $4,500 and $-0-, respectively, and for the six- and three-month periods ended June 30, 2018 were $9,000 and $4,500, respectively. The Company moved to its new office in March 2019 so no further rental payments are payable to JJV.

Prior to the Exchange, from time to time, JJV would acquire certain troubled assets from third parties who were not existing SCP borrowers. In such instances, JJV would borrow money from SCP to finance these acquisitions. As part of the Exchange, the Company acquired the notes evidencing these loans from SCP. The principal balance of the loans to JJV at June 30, 2019 was $869,627. The Company accounts for these arrangements as separate loans to JJV. The income earned on these loans is equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines are adhered to. The mortgage documents allow JJV to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to JJV. Since the Exchange, the Company no longer loans money to JJV. During the three and six months ended June 30, 2019, JJV paid $20,276 and $46,624, respectively, of interest to the Company. Interest paid by JJV to the Company during the three- and six-month periods ended June 30, 2018 were $32,955 and $59,005, respectively.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019

In the ordinary course of business, the Company may originate, fund, manage and service mortgage loans to shareholders (members in the case of loans funded prior to the Exchange). The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of June 30, 2019, mortgage loans to shareholders totaled $4,575,902. Interest income earned on these mortgage loans totaled $225,024.

In 2018 the Company sold two notes, having an aggregate original principal amount of $1,717,000, to a shareholder at par. In the first quarter of 2019, the Company sold a third note, having an aggregate original principal amount of $500,000, to the same shareholder at par. All three notes are secured by commercial properties. The Company continued to service the notes on behalf of the purchaser. In December 2018, the Company reacquired one of the notes, having an original principal amount of $1,200,000, and in the first quarter of 2019 reacquired the other two notes, having an aggregate principal amount, $1,017,000. The balance owed to the purchaser for the notes, $1,200,000 at December 31, 2018 and $2,217,000 at June 30, 2019, is characterized as due to shareholder on the Company’s balance sheets for the relevant periods. On July 26, 2019, principal and interest due to shareholder were paid in full. (See Note 11.)

At June 30, 2019 and December 31, 2018, amounts owed by JJV to the Company were $22,794 and $22,977, respectively, and is reflected as other receivables on the Company’s balance sheet.

For the six months ended June 30, 2019 and 2018, the wife of one of our executive officers was paid $50,000 and $37,500, respectively, for accounting and financial reporting services provided to the Company.

10.	Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The basis of participation in the Plan is upon discretionary grants of awards by the Company’s Board of Directors. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance by the Plan is 1,477,116. Stock based compensation for the three- and six-month periods ended June 30, 2019 was $4,107 and $8,214, respectively.

11.	Subsequent Events

On July 1, 2019, the Company sold Notes having an aggregate principal amount of $663,000 pursuant to the exercise of the over-allotment option granted to the underwriters of the offering. The net proceeds to the Company, after payment of underwriting discounts and commissions, but before payment of other transaction-related expenses, was $636,480.

On July 3, 2019, the Company purchased real estate at a tax sale for $125,000.

On July 11, 2019, the Company declared a dividend of $0.12 per common share, which was paid on July 29, 2019 to shareholders of record on July 22, 2019. The total amount of the dividend payment was $2,348,454.

On July 16, 2019, the Company received gross proceeds of $82,035 from the exercise of 16,407 warrants having an exercise price of $5.00 per share.

On July 24, 2019, the Company sold 2,000,000 common shares at $5.00 per share pursuant to an underwritten public offering. The offering was made pursuant to a Prospectus Supplement filed under the S-3 Registration Statement. The gross proceeds to the Company from the offering were $10.0 million. On August 13, 2019, the Company sold an additional 300,000 common shares, at a price of $5.00 per share, upon the exercise of the over-allotment option granted to the underwriters of the offering. The gross proceeds to the Company, from the sale of these additional shares were $1.5 million. The estimated net proceeds from the offering, after payment of underwriting commissions and discounts but before other transaction-related expenses, were approximately $10.9 million.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2019

On July 1, 2019, the Company filed a Prospectus Supplement to the S-3 Registration Statement covering the sale of up to $30,000,000 of its common shares in negotiated transactions or other transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933. The Company has no obligation to sell any of the ATM Shares under the Sales Agreement and may at any time suspend sales of the ATM Shares. From July 1 through August 12, 2019, the Company sold 648,454 common shares in the ATM Offering and realized gross proceeds of $3,389,905.

On July 26, 2019, the Company repaid the “due to shareholder”. The total payment was $2,231,777, including principal of $2,217,000 and accrued interest of $14,777.

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

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. We do not have a policy limiting the amount of indebtedness that we may incur. Thus, our operating income in the future will depend, in part, on the amount of indebtedness incurred and the spread between our cost of funds and the yield on our loan portfolio. Furthermore, rising interest rates could have an adverse impact on our business if we cannot increase the rates on our loans to offset the increase in our cost of funds and to satisfy investor demand for yield. In addition, rapidly rising interest rates could have an unsettling effect on real estate values, which could compromise some of our collateral.

Historically, we have relied upon both equity capital and debt to grow our business. At December 31, 2018, we had approximately $52.8 million of shareholders’ equity and approximately $27.5 million of indebtedness, of which approximately $27.2 million was the outstanding balance on our $35 million credit facility. Since that date, we have restructured our balance sheet by raising additional equity capital and reducing our indebtedness. At June 30, 2019, shareholders’ equity was approximately $69.4 million, and our indebtedness was approximately $22.5 million. In connection with the termination of the Webster Facility (as defined below), we incurred termination costs and expenses of approximately $780,000, including a write-off of unamortized deferred financing costs of approximately $440,000, or approximately $0.04 per share based on the weighted number of common shares outstanding at June 30, 2019. While the costs of this restructuring had an adverse impact on our operational performance in the second quarter of 2019, a majority of the costs were non-cash (i.e., deferred financing costs) and non-recurring. Even though net income in the second quarter of 2019 was adversely impacted by these financing transactions, net cash provided by operations in the first half of 2019 increased approximately 27.6% compared to the first six month of 2018. In addition, we believe, our restructured balance sheet will have a positive impact on our operations over the balance of the year by reducing our operating expenses and providing us with greater operational flexibility.

Specifically, since January 1, 2019, we:

(i)	Refinanced the mortgage on our corporate headquarters, increasing the loan amount from $310,000 to $795,000. The interest rate on the new mortgage loan is fixed at 5.06%, which, although higher than what we were paying on the original mortgage loan, is still significantly less than what we were paying on the Webster Facility, which at the time of the refinancing was 6.49%. The net proceeds from this refinancing, approximately $495,000, were used to reduce the outstanding balance on the Webster Facility.

(ii)	Sold 3,466,965 common shares in an “at-the-market” offering for aggregate gross proceeds of $16 million. The net proceeds, approximately $15.5 million, were used to pay down the balance on the Webster Facility.

(iii)	Sold $23,000,000 aggregate principal amount of our 7.125% unsecured, unsubordinated notes due June 30, 2024 (the “Notes”) in an underwritten public offering. The net proceeds from the sale of the Notes, approximately, $21.7 million, were used to pay the remaining balance on the Webster Facility, which was then terminated. In addition, on July 1, 2019 we sold notes having an aggregate principal of $663,000 pursuant to the exercise of the underwriters’ over-allotment option, which yielded an additional $636,480 of net proceeds.

As a result of these transactions, we have reduced the amount of our overall indebtedness, eliminated the fees and expenses relating to the Webster Facility, which were significant, eliminated the risk of higher interest rates in the future and extricated ourselves from the Webster Facility loan covenants, which we felt limited our operational and financing flexibility. We believe these benefits outweigh the higher interest rate we are paying on the Notes relative to the rate we were paying on the Webster Facility.

Because most of the net proceeds from these financing transactions were used to repay existing indebtedness, only a minor portion was available to us for working capital purposes. Accordingly, we were not able to significantly increase our mortgage loan portfolio or revenues in the second quarter of 2019. We have begun to address this issue in the third quarter of 2019. First, on July 1, 2019, we filed a Prospectus Supplement to our Form S-3 Registration Statement declared effective by the SEC on November 9, 2018, covering the sale of up to $30,000,000 of our common shares in negotiated transactions or other transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933. Since July 1, we have sold 648,454 common shares in the ATM Offering and realized gross proceeds of $3,389,905. Second, in July 2019, we sold 2,000,000 common shares at $5.00 per share pursuant to an underwritten public offering (the “July 2019 Offering”). In August 2019, the Company sold an additional 300,000 common shares, at a price of $5.00 per share, upon the exercise of the underwriters’ over-allotment option. The total gross proceeds to the Company from the July 2019 Offering were $11.5 million and the net proceeds, after payment of underwriting discounts and commissions, but before payment of other transaction-related expenses, was approximately $10.9 million. A portion of the net proceeds from the ATM Offering and the July 2019 Offering, approximately $2.2 million, was used to pay off a liability to a shareholder and the balance is being used to fund new mortgage loans.

Finally, given our improved balance sheet, we may obtain a new revolving credit facility in the future if we believe the terms are reasonable.

Operational and Financial Overview

At June 30, 2019, (i) our loan portfolio included 414 mortgage loans, with individual principal loan amounts ranging from approximately $7,000 to approximately $2.3 million and an aggregate loan amount of approximately $83.5 million, (ii) the average original principal amount of the mortgage loans in the portfolio was $201,590 and the median mortgage loan amount was $137,131 and (iii) approximately 76% of the mortgage loans had a principal amount of $250,000 or less. In comparison, at June 30, 2018, (i) our loan portfolio included 385 loans, with individual principal loan amounts ranging from $15,000 to $2.0 million and an aggregate loan amount of approximately $72.4 million, (ii) the average original principal amount of the loans in the portfolio was $188,000 and the median loan amount was $127,000 and (iii) approximately 82% of the loans had a principal amount of $250,000 or less. At June 30, 2019 and 2018, unfunded commitments for future advances totaled approximately $6.4 million and $6.2 million, respectively.

For the three months ended June 30, 2019, revenues and net income were approximately $3.07 million and $1.1 million, respectively. For the three months ended June 30, 2018, revenues and net income were approximately $3.04 million and $2.2 million, respectively. For the six months ended June 30, 2019, revenues and net income were approximately $6.4 million and $3.2 million, respectively. For the six months ended June 30, 2018, revenues and net income were approximately $5.8 million and $4.2 million, respectively.

Our operating expenses have increased significantly primarily due to the growth in our operations. Interest and debt amortization costs, compensation expense, professional fees, filing fees, printing and mailing costs, exchange listing fees, transfer agent fees and other miscellaneous costs related to our compliance with various laws, rules and regulations applicable to REITs and a publicly-held reporting company have all increased.

The mortgage loans that we originate typically have a maximum initial term of one to three years and bear interest at a fixed rate of 10% to 13% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 70%. However, in the case of loans secured by property undergoing construction or renovation and that have future funding obligations, the loan-to-value ratio is based on the estimated post-construction or post-renovation value of the property. Accordingly, during the construction or renovation period the loan amount could exceed the actual value of the property. Generally, we rely on readily available market data, including tax assessment rolls, recent sales transactions, brokers and, in some cases, third-party appraisals to evaluate the strength of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after taking into account the loan under consideration.

Our revenue consists primarily of interest earned on our mortgage loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 75% vs .25% of our total capitalization at June 30, 2019). At June 30, 2019, the annual yield on our loan portfolio was 12.83% per annum. The yield has remained steady over the past few years as older loans come due and are either repaid or refinanced at similar rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees, default rates of interest and late payment fees.

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

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability and hazard insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since inception, through June 30, 2019, we have made over 1,000 mortgage loans having an aggregate original principal amount of approximately $198 million.

At June 30, 2019, of the 414 mortgage loans in our portfolio, eight have been referred to legal counsel for collection and are the subject of foreclosure proceedings. The aggregate outstanding principal balance of these eight mortgage loans and the accrued but unpaid interest as of June 30, 2019 was approximately $2.9 million, representing approximately 3.4% of our aggregate mortgage loan portfolio including accrued interest. In addition, there are fourteen loans in default because the borrower has failed to make monthly interest payments, pay real estate taxes and insurance or failed to comply with other loan covenants. The aggregate outstanding principal balance of these mortgage loans and the accrued but unpaid interest as of June 30, 2019 was approximately $5.8 million representing approximately 6.8% of our aggregate mortgage loan portfolio including accrued interest. In the case of each of these mortgage loans, we have determined the value of the collateral exceeds the outstanding balance on the loan.

At June 30, 2019, real estate owned included 15 properties with an aggregate value of approximately $4.9 million. While this is higher than the 11 properties having an aggregate value of approximately $2.9 million owned at December 31, 2018, it is unchanged from the 15 properties having an aggregate value of $4.9 million at March 31, 2019.

The key factors contributing to our growth to date have been our ability to access working capital and the strong demand for our products and services, which was driven principally by a robust Connecticut real estate market. These factors coincided with the overall growth in the U.S. economy. In the fourth quarter of 2018, we curtailed our lending operations due to a shortage of working capital, which adversely impacted our revenues and net income for the fourth quarter of 2018. In addition, beginning in the second half of 2018, we started noticing subtle changes in the business environment. For example, traditional lending institutions, such as banks, appeared to be tightening their credit requirements. Normally, that would be a positive development for our business. However, at the same time, property values in Connecticut were either stagnant or declining and the length of time between initial listing and sale was expanding. It is unclear whether these developments are merely temporary phenomena or represent long-term trends. In the meantime, the demand for our products and services continues to be robust. We believe that our best strategy to deal with adverse changes in the marketplace is to adhere to our basic underwriting guidelines.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we can also delay adopting new or revised accounting standards until those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

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

Results of operations

Three months ended June 30, 2019 and 2018

Total revenue

Total revenue for the three months ended June 30, 2019 was approximately $3.07 million compared to approximately $3.04 million for the three months ended June 30, 2018, an increase of approximately 1%. Compared to the 2018 period, for the 2019 period, interest income was lower by about $60,000 and other income was lower by approximately $25,000. These reductions were offset by increase of approximately $94,000 in fee income and $13,000 in rental income.

Operating costs and expenses

Total operating costs and expenses for three months ended June 30, 2019 were approximately $1.9 million compared to $832,000 for the three months ended June 30, 2018 period, an increase of approximately 132%. The increase in operating costs and expenses is primarily attributable to $780,000 of expense incurred in connection with the termination of the Webster Facility. In addition to being a non-recurring charge, $439,446 represents the write-off of unamortized deferred financing costs, a non-cash item. The second biggest contributor to the increase in operating costs and expenses was compensation expense (including stock-based compensation), which increased by $170,000. This increase reflects the increase in base salary paid to our co-chief executive officers, which was effective as of July 1, 2018, as well as compensation to our controller, who was hired in August 2018, and our in-house legal counsel, who was hired in November 2018. In addition, in April 2019 we hired a maintenance crew to maintain our real estate assets. Finally, interest and amortization of deferred financing costs increased approximately $70,000 reflecting the increase in our mortgage loan portfolio.

Net Income

Net income for the three months ended June 30, 2019 was approximately $1.1 million, or $0.06 per share, compared to $2.2 million, or $0.14 per share for the three months ended June 30, 2018.

Six months ended June 30, 2019 and 2018

Total revenue

Total revenue for the six months ended June 30, 2019 was approximately $6.4 million compared to approximately $5.8 million for the six months ended June 30, 2018, an increase of approximately $650,000, or 11.3%. The increase in revenue represents an increase in lending operations. For the 2019 period, interest income was approximately $5.1 million and net origination fees were approximately $705,000. In comparison, for the six months ended June 30, 2018, interest income was approximately $4.3 million and net origination fees were approximately $689,000. Finally, fee income increased by approximately $109,000. These increases were offset, in part, by a reduction in other income of $203,000.

Operating costs and expenses

Total operating costs and expenses for six months ended June 30, 2019 were approximately $3.2 million compared to $1.6 million for the six months ended June 30, 2018 period, an increase of approximately 104%. The increase in operating costs and expenses is primarily attributable to $780,000 of expense incurred in connection with the termination of the Credit Facility. In addition to being a non-recurring charge, $439,446 represents a write-off of unamortized deferred financing costs, a non-cash item. The second biggest contributor to the increase in operating costs and expenses was interest and amortization of deferred financing costs, which increased approximately $469,000 reflecting the increase in our mortgage loan portfolio as well as an increase in the interest rate on the Webster Facility. As the Webster Facility has been terminated and the amount of our overall indebtedness has been reduced, relative to interest income, this item should decrease in future periods. Another contributor to the overall increase in operating costs and expenses was a $312,000 increase in compensation expense (including stock-based compensation). This increase reflects the increase in base salary paid to our co-chief executive officers, which was effective as of July 1, 2018, as well as compensation to our controller, who was hired in August 2018, and our in-house legal counsel, who was hired in November 2018. In addition, in April 2019 we hired a maintenance crew to maintain our real estate assets. Finally, general and administrative expenses increased $107,000.

Net Income

Net income for the six months ended June 30, 2019 was approximately $3.2 million, or $0.19 per share. In comparison, net income for the six months ended June 30, 2018 was $4.2 million, or $0.27 per share.

Liquidity and Capital Resources

At June 30, 2019, we had approximately $3.1 million in cash, none of which is restricted, compared to cash of approximately $158,900 (including restricted cash) at December 31, 2018.

Net cash provided by operating activities for the six months ended June 30, 2019 was approximately $3.7 million compared to approximately $2.9 million for the same 2018 period, an increase of approximately $800,000 or 27.6%. For the 2019 period, the total adjustment to net income was approximately positive $530,000 reflecting (i) a $440,000 adjustment for non-cash costs associated with the termination of the Webster Facility and (ii) a $780,000 decrease in due from borrowers, offset by (iii) a $450,000 increase in interest and fees payable, (ii) a $177,000 increase in deposits on property and (iii) a $177,000 decrease in due to note purchaser. In comparison for 2018 period, the total adjustment to net income was negative $1.25 million, which reflects (i) a $725,000 decrease in the amount due to the note purchaser, (ii) a $280,000 decrease in accrued expenses, (iii) a $105,000 decrease in due from borrowers and (iv) a $570,000 increase in interest and fees receivable, offset by (v) a $181,000 decrease in other receivables and (vi) a $111,000 decrease in escrow deposits, and (vii) a $107,000 increase in deferred revenue.

Net cash used for investing activities for the six months ended June 30, 2019 was approximately $7.7 million compared to approximately $10.1 million for the comparable 2018 period. This decrease is primarily due to (i) a $1.7 million decrease in principal disbursements for mortgages receivable and (ii) a $2.1 million increase in principal collections on mortgage receivable, offset by (iii) a $1.2 million decrease in proceeds from the sale of mortgage receivable.

Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $6.9 million compared to approximately $8.5 million for the same 2018 period. Net cash provided by financing activities for the 2019 period consists primarily of (i) approximately $42.7 million of proceeds from our Credit Facility, (ii) approximately $15.5 of net proceeds from the sale of common shares, (iii) approximately $21.73 million of net proceeds from the sale of Notes, (iv) approximately $1.0 million of proceeds from the sale of mortgage notes and (v) approximately $800,000 of gross proceeds from the new Bankwell mortgage loan, offset by (vi) repayments of approximately $69.9 million on our credit facilities, (vii) approximately $4.7 million of dividends paid and (viii) approximately $291,000 repayment of the first Bankwell mortgage. For the 2018 period, net cash from financing activities consists primarily of approximately $45.7 million of proceeds from our credit facilities offset by (i) repayments of approximately $33.4 million on our credit facilities, (ii) approximately $3.2 million of dividends paid and (iii) approximately $585,000 of financing costs (most of which related to the Webster Facility.)

2018 Financing Transactions

Effective May 11, 2018, we entered into a Credit and Security Agreement with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”) regarding a new $35 million revolving credit facility (the “Webster Facility”) to replace our existing $25 million credit facility with Bankwell (the “Bankwell Credit Line”.) The Webster Facility was secured by a first priority lien on all our assets. Interest on the outstanding balance accrued at a rate equal to the 30-day LIBOR rate plus 4.00% per annum. All amounts outstanding under the Webster Facility, including principal, accrued interest and other fees and charges, were to be due and payable May 11, 2022. Pursuant to the terms of the Webster Facility, the maximum amount we could borrow was equal to 75% of the aggregate principal amount of our “Eligible Mortgage Loans,” as defined. The Credit and Security Agreement between with the Lenders also contained provisions regarding defaults and events of default, representations and warranties and affirmative, negative and financial covenants that are typical of transactions of this sort. At closing, we made an initial drawn down on the Webster Facility of $20.2 million, of which $18.6 million was used to repay the balance due to Bankwell, $1.4 million was used for working capital and the balance was used to pay transaction costs and other fees and expenses relating to obtaining and closing the Webster Facility. No fee was paid with respect to the termination of the Bankwell credit line. At the time of the closing of the Webster Facility, the interest rate on the Bankwell credit line was 6.79% and the interest rate on the Webster Facility was 6.09%.

At December 31, 2018, we were not in compliance with the “tangible net worth” covenant required pursuant to the Credit and Security Agreement, and on March 29, 2019 the Lenders waived compliance with that covenant.

On June 25, 2019, the entire outstanding balance on the Webster Facility, including principal, accrued but unpaid interest and other fees, in the aggregate amount of $19.8 million was paid in full and the Webster Facility was terminated. In connection with the termination of the Webster Facility, we incurred non-recurring charges of $779,641, of which $439,446 constituted the write-off of non-cash deferred financing costs.

2019 Financing Transactions

In the first six months of 2019, we consummated the following financing transactions:

Refinancing of Bankwell Mortgage

We refinanced the $310,000 mortgage loan obtained from Bankwell Bank in February 2017 (the “Old Bankwell Mortgage Loan”) with a new 10-year mortgage loan from Bankwell Bank in the principal amount of $795,000 bearing interest at the rate of 5.06% per annum and maturing on March 31, 2029 (the “New Bankwell Mortgage Loan”). Monthly payments of interest and principal on the new loan, $4,710.00, are payable in arrears starting May 1, 2019, calculated based on a 25-year amortization rate. Interest on the Old Bankwell Mortgage Loan accrued at the rate of 4.52% per annum and the monthly installment payments were $1,975.00. The entire outstanding principal balance of the New Bankwell Mortgage Loan and all accrued and unpaid interest thereon is due and payable on March 31, 2029. The New Bankwell Mortgage Loan, among other things, is secured by a first mortgage lien on the real property owned by us, which currently serves as our principal place of business, located at 698 Main Street, Branford Connecticut. In connection with the New Bankwell Mortgage Loan, John L. Villano and Jeffrey C. Villano, our Co-Chief Executive Officers, jointly and severally, during the term of the loan, indemnified Bankwell Bank from and against any and all actual claims, demands, liabilities, losses, damages, judgments, penalties, reasonable out-of-pocket costs and expenses arising out of or attributable to the New Bankwell Mortgage Loan.

$16 Million At-the-Market Offering

From mid-March through early May we sold approximately 3,467,000 common shares in an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933. The gross proceeds from the sale of such shares were $16 million and the net proceeds to us, after payment of commissions to the sales agent, were approximately $15.5 million.

$23,000,000 Note Offering

In June 2019, we consummated an offering of $23,000,000 aggregate principal amount (not including $663,000 aggregate principal amount of Notes sold on July 1, 2019 upon exercise of the underwriters’ over-allotment option) of our 7.125% unsecured, unsubordinated notes due June 30, 2024 (the “Notes”). The Notes were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB.” Interest accrues on the Notes commencing on June 25, 2019. Accrued interest is payable quarterly, in cash, in arrears, on each March 30, June 30, September 30 and December 30 that the Notes are outstanding, commencing September 30, 2019. So long as the Notes are outstanding, we are prohibited from making distributions in excess of 90% of our taxable income, incurring any additional indebtedness or purchasing any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. We may redeem the Notes, in whole or in part, without premium or penalty, at any time after June 25, 2021 upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption. The Notes are reflected on our June 30, 2019 balance sheet net of deferred financing costs in the amount of approximately $1.3 million.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and payments for usual and customary operating and administrative expenses, such as interest, employee compensation, rent, sales, marketing expenses and dividends. Based on this analysis, we believe that our current cash balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

Subsequent Events

On July 1, 2019, we sold Notes having an aggregate principal amount of $663,000, pursuant to the exercise of the over-allotment option granted to the underwriters of the offering. The net proceeds to us, after payment of underwriting discounts and commissions, but before payment of other transaction-related expenses, was $636,480.

On July 3, 2019, we purchased real estate at a tax sale for $125,000.

On July 11, 2019, we declared a dividend of $0.12 per common share, which was paid on July 29, 2019 to shareholders of record on July 22, 2019. The total amount of the dividend payment was $2,348,454. Our ability to pay dividends, the amount of the dividend and the frequency at which we will pay dividends is subject to numerous factors, including our operating results and the number of shares of our capital stock outstanding. We cannot assure that will be able to continue to pay dividends at our current rate.

On July 16, 2019, we received gross proceeds of $82,035 from the exercise of 16,407 warrants having an exercise price of $5.00 per share.

On July 1, 2019, we filed a Prospectus Supplement covering the sale of up to $30 million of our common shares in negotiated transactions or other transactions that are deemed to be “at-the-market offerings” under applicable SEC rules. Through August 12, 2019, we sold 648,454 common shares in the ATM Offering and realized gross proceeds of $3,389,905.

On July 24, 2019, we sold 2,000,000 common shares at $5.00 per share pursuant to an underwritten public offering. On August 13, 2019, we sold an additional 300,000 common shares, at a price of $5.00 per share, upon the exercise of the over-allotment option granted to the underwriters of the offering. The total gross proceeds to us from the offering were $11.5 million and the aggregate net proceeds, after payment of underwriting discounts and commissions, but before payment of other transaction-related expenses, was approximately $10.9 million.

On July 26, 2019, we repaid an amount owed to a shareholder in connection with the repurchase of certain mortgage loans. The total payment was $2,231,777, including principal of $2,217,000 and accrued interest of $14,777.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of June 30, 2019, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years		3 – 5 years	More than 5 years
Operating lease obligation	$0	$0	$		$—	$—
Capital lease obligation	12,202	2,672		3,121	6,409
Unfunded portions of outstanding construction loans	6,368,019	6,368,019		—	—	—
Unfunded loan commitments
Total contractual obligations	$6,380,221	$6,370,691		$3,121	$6,409	$—

Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.2	Bylaws, as amended (2)
4.1	Form of Representative’s Warrants (4)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (3)
4.3	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (7)
4.4	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (7)
4.5	Form of 7.125% Note due 2024 (7)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4	Final Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (5)
10.5	Mortgage Note made by Sachem Capital Corp to Bankwell Bank, dated as of March 29, 2019, in the principal amount of $795,000 (6)
10.6	Open-End Mortgage Deed, Security Agreement and Fixture Filing, dated March 29, 2019, by Sachem Capital Corp., in connection with the New Bankwell Mortgage Loan, for the benefit of Bankwell Bank (6)
10.7	Indemnity Agreement, dated as of March 29, 2019, by and among John L. Villano, Jeffrey C. Villano and Bankwell Bank (6)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***

Exhibit No.	Description
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(3)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(4)	Previously filed on December 23, 2016, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K on April 5, 2019 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: August 13, 2019	By:	/s/ Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Office
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ John L. Villano
John L. Villano, CPA
Co-Chief Executive Office and Chief Financial Officer
(Principal Financial Officer)

