Form 10-Q
period 2019-09-30
Sachem Capital Corp.
filed 2019-11-14
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ____________________________________

Commission File Number: 001-37997

SACHEM CAPITAL CORP.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	81-3467779 (I.R.S. Employer Identification No.)

698 Main Street, Branford, CT 06405

(Address of principal executive offices)

(203) 433-4736

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share 7.125% Notes due 2024 6.875% Notes due 2024	SACH SCCB SACC	NYSE American LLC NYSE American LLC NYSE American LLC

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

☐     Yes     ☒  No

As of November 13, 2019, the Issuer had 22,117,301 common shares, $0.001 par value per share, issued and outstanding.

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

SACHEM CAPITAL CORP.

BALANCE SHEETS

PART I.         FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Assets:
Cash	$11,004,943	$99,310
Cash - restricted	-	59,549
Escrow deposits	-	12,817
Mortgages receivable	89,020,538	78,011,653
Mortgages receivable, affiliate	-	879,457
Interest and fees receivable	1,431,414	1,397,038
Other receivables	222,237	155,000
Due from borrowers	843,409	695,218
Prepaid expenses	37,171	14,866
Property and equipment, net	1,320,424	1,180,107
Deposits on property and equipment	49,881	12,000
Real estate owned	5,310,523	2,943,438
Deferred financing costs	38,351	553,597

Total assets	$109,278,891	$86,014,050

Liabilities and Shareholders' Equity
Liabilities:
Unsecured unsubordinated fixed rate notes (net of deferred financing costs of $1,242,192)	$22,420,808	$-
Line of credit	-	27,219,123
Mortgage payable	788,148	290,984
Accounts payable and accrued expenses	131,901	316,413
Security deposits held	7,800	7,800
Funds held in escrow	25,000	-
Advances from borrowers	498,504	317,324
Due to shareholder	-	1,200,000
Deferred revenue	1,067,667	1,058,406
Notes payable	68,634	-
Capital leases payable	11,573	-
Dividend payable	-	2,624,566
Accrued interest	3,323	176,619
Total liabilities	25,023,358	33,211,235

Commitments and Contingencies

Shareholders' equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock - $.001 par value; 50,000,000 shares authorized; 22,088,325 and 15,438,621 issued and outstanding	22,088	15,439
Paid-in capital	83,787,674	53,192,859
Retained earnings (accumulated deficit)	445,771	(405,483)
Total shareholders' equity	84,255,533	52,802,815
Total liabilities and shareholders' equity	$109,278,891	$86,014,050

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Revenue:
Interest income from loans	$2,442,750	$2,272,100	$7,509,155	$6,610,273
Origination fees, net	497,237	383,322	1,202,777	1,071,921
Late and other fees	18,149	59,949	205,182	144,031
Processing fees	44,870	30,680	121,470	101,480
Rental income, net	9,446	10,136	82,350	87,865
Other income	353,671	175,271	650,202	674,830
Net gain on sale of real estate	12,927	119,666	20,076	119,666

Total revenue	3,379,050	3,051,124	9,791,212	8,810,066

Operating costs and expenses:
Interest and amortization of deferred financing costs	537,878	493,992	1,611,332	1,098,912
Stock based compensation	4,107	29,250	12,327	29,250
Professional fees	105,053	54,330	259,275	212,789
Compensation, fees and taxes	476,404	344,266	1,325,822	886,024
Exchange fees	11,343	10,000	32,850	26,667
Other expenses and taxes	39,355	7,669	70,683	67,668
Expense in connection with termination of LOC	-	-	779,641	-
Excise tax	-	-	-	19,000
Depreciation	18,618	6,834	44,286	20,302
General and administrative expenses	131,206	142,119	400,561	314,839

Total operating costs and expenses	1,323,964	1,088,460	4,536,777	2,675,451

Net income	$2,055,086	$1,962,664	$5,254,435	$6,134,615

Basic and diluted net income per common share outstanding:
Basic	$0.10	$0.13	$0.30	$0.40
Diluted	$0.10	$0.13	$0.30	$0.40

Weighted average number of common shares outstanding:
Basic	21,336,870	15,433,000	17,622,480	15,421,555
Diluted	21,336,870	15,433,000	17,662,480	15,421,555

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

			Additional	(Accumulated Deficit)
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, July 1, 2019	18,905,586	$18,906	$68,658,030	$739,137	$69,416,073
Sales of stock through ATM	866,332	866	4,375,320		4,376,186
Sale of common stock	2,300,000	2,300	10,668,202		10,670,502
Exercise of warrants	16,407	16	82,019		82,035
Stock based compensation		-	4,103		4,103
Dividends paid				(2,348,452)	(2,348,452)
Net income				2,055,086	2,055,086
Balance, September 30, 2019	22,088,325	$22,088	$83,787,674	$445,771	$84,255,533

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

			Additional	(Accumulated Deficit)
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, July 1, 2018	15,415,737	$15,416	$53,315,772	$2,180,618	$55,511,806
Stock based compensation		21	29,229		29,250
Dividends paid				(1,708,939)	(1,708,939)
Net income				1,962,664	1,962,664
Balance, September 30, 2018	15,415,737	$15,437	$53,345,001	$2,434,343	$55,794,781

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional	(Accumulated Deficit)
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2019	15,438,621	$15,439	$53,192,859	$(405,483)	$52,802,815
Sales of stock through ATM	4,333,297	4,333	19,832,267		19,836,600
Sale of common stock	2,300,000	2,300	10,668,202		10,670,502
Exercise of warrants	16,407	16	82,019		82,035
Stock based compensation			12,327		12,327
Dividends paid				(4,403,181)	(4,403,181)
Net income				5,254,435	5,254,435
Balance, September 30, 2019	22,088,325	$22,088	$83,787,674	$445,771	$84,255,533

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

			Additional	(Accumulated Deficit)
	Common Stock		Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance January 1, 2018	15,415,737	$15,416	$53,315,772	$1,235,093	$54,566,281
Stock based compensation		21	29,229		29,250
Dividends paid				(4,935,365)	(4,935,365)
Net income				6,134,615	6,134,615
Balance, September 30, 2018	15,415,737	$15,437	$53,345,001	$2,434,343	$55,794,781

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months
	Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,254,435	$6,134,615
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	159,872	90,165
Depreciation expense	44,286	20,302
Stock based compensation	12,327	29,250
Gain on sale of real estate	(20,076)	(119,666)
Abandonment of office furniture	12,000	-
Costs in connection with termination of line of credit	439,446	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	12,813	111,189
Interest and fees receivable	(454,487)	(916,672)
Other receivables	(67,237)	(150,520)
Due from borrowers	2,122,939	(308,866)
Prepaid expenses	(22,305)	(23,093)
Deposits on property	(37,881)	-
(Decrease) increase in:
Due to note purchaser	(176,619)	(723,478)
Accrued interest	3,323	117,128
Accrued expenses	(159,512)	(295,734)
Deferred revenue	9,261	44,265
Advances from borrowers	180,889	(243,387)
Total adjustments	2,059,039	(2,369,117)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,313,474	3,765,498

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate owned	362,136	672,538
Acquisitions of and improvements to real estate owned	(443,217)	(104,799)
Purchase of property and equipment	(196,603)	(331,386)
Principal disbursements for mortgages receivable	(42,163,704)	(37,278,346)
Principal collections on mortgages receivable	27,917,331	20,958,280
NET CASH USED FOR INVESTING ACTIVITIES	(14,524,057)	(16,083,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes sold to shareholder	1,017,000	-
Repayment of notes sold to shareholder	(2,217,000)	-
Proceeds from line of credit	42,720,829	61,067,401
Repayment of line of credit	(69,939,952)	(43,648,867)
Dividends paid	(7,027,746)	(4,935,365)
Pre-offering costs incurred	-	(853)
Financing costs incurred	(6,836)	(566,886)
Proceeds from mortgage payable	795,000	-
Repayment of mortgage payable	(297,837)	(7,535)
Proceeds from notes payable, net	68,634	-
Proceeds from issuance of common stock	30,736,148	-
Cost associated with the issuance of common stock	(147,002)
Proceeds from issuance of bonds	23,663,000	-
Cost associated with the issuance of notes	(1,307,571)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,056,667	11,907,895

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	10,846,084	(410,320)

CASH AND RESTRICTED CASH- BEGINNING OF YEAR	158,859	954,223

CASH AND RESTRICTED CASH - END OF PERIOD	$11,004,943	$543,903

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

	September 30,	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION
Taxes paid	$-	$19,000
Interest paid	$472,329	$1,008,747

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

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the nine months ended September 30, 2019 amounted to $2,265,927.

During the nine months ended September 30, 2019, the Company purchased equipment for $13,005 subject to a capital lease.

During the nine months ended September 30, 2019 Mortgages receivable, affiliate in the amount of $879,457 were reduced to $0 as the underlying loans were transferred to the Company and are included in Mortgages receivable.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

1.	The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by its principals and/or personal guarantees by the principals of the borrower. The Company does not lend to owner-occupants. The Company’s primary underwriting criteria is a conservative loan-to-value ratio. In addition, the Company has made and may continue to make opportunistic real estate acquisitions.

2.	Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for audited financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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
SEPTEMBER 30, 2019

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

The Company has adopted the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. An entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of September 30, 2019.

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

Origination fee revenue is recognized ratably over the loan period in accordance with ASC 310.

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, as discussed in Note 5 below, were amortized over the term of the applicable facility using the straight-line method. Unamortized deferred financing costs relating to the Webster credit facility were expensed when the liability was paid in full on June 25, 2019 and the facility was terminated.

Fair Value of Financial Instruments

The carrying amounts of the Bankwell mortgage, the mortgages receivable and the unsecured unsubordinated fixed rate notes payable approximates their respective fair values due to the relative short-term nature of such instruments. (See Notes 3, 5 and 6 below.)

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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The amendments in this ASU require that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The adoption of this guidance required the Company to reconcile changes in cash, cash equivalents, and restricted cash on the consolidated statement of cash flows. As a result, the Company no longer presents transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted this ASU in 2018.

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

3.	Mortgage Loans Receivable; Due from Borrowers

The Company offers secured, non-banking loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The loans are secured by first mortgage liens on one or more properties owned by the borrower or related parties. In addition, each mortgage loan is personally guaranteed by the borrower or its principals, which guarantees may be collaterally secured as well. The mortgage loans are generally for a term of one to three years. The mortgage loans are initially recorded and carried thereafter, in our financial statements, at cost. Most of the mortgage loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the nine-month periods ended September 30, 2019 and 2018, the aggregate amounts of loans funded by the Company were $42,163,704 and $37,278,346, respectively, offset by principal repayments of $27,917,331 and $20,958,280, respectively.

At September 30, 2019, the Company’s mortgage loan portfolio included loans ranging in size from approximately $8,000 to $2,900,000, with an average loan size of $206,000, and with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.

At September 30, 2019, no single borrower, or affiliated group of borrowers, accounted for more than 10% of the total outstanding balance of the Company’s mortgage loan portfolio.

At the request of the borrower, the Company may extend the term of a mortgage loan provided the loan satisfies the Company’s underwriting requirements at the time of the extension. A mortgage loan that is extended is treated as a new loan and the borrower is required to pay all fees associated with the funding of a new loan, including origination fees.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Credit Risk

Credit risk profile of the Company’s mortgage loan portfolio as of September 30, 2019 and December 31, 2018 is as follows:

	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
September 30, 2019	$61,086,582	$20,548,936	$6,461,394	$923,626	$89,020,538
December 31, 2018	$52,980,472	$19,250,618	$5,638,113	$1,021,907	$78,891,110

The following are the maturities of mortgage loans receivable as of September 30:

2019	$20,820,611
2020	50,701,366
2021	10,007,796
2022	7,490,765
Total	$89,020,538

At September 30, 2019, of the 432 mortgage loans in the Company’s mortgage loan portfolio, sixteen (16) have been referred to counsel for collection and are currently the subject of foreclosure proceedings, of which eight (8) had already been subject to foreclosure proceeding on July 1, 2019. The aggregate outstanding principal balance and the accrued but unpaid interest as of September 30, 2019 on these sixteen loans was approximately $7.9 million. At September 30, 2018, of the 395 mortgage loans in the Company’s portfolio, ten (10) had been referred to counsel for collection and were the subject of foreclosure proceedings. The aggregate outstanding principal balance and the accrued but unpaid interest as of September 30, 2018 on these ten loans was approximately $5.2 million. In the case of each of these loans, at September 30, 2019 and 2018, the Company believes that the value of the collateral exceeds the outstanding balance on such loan.

4.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of September 30, 2019, and December 31, 2018, real estate owned totaled $5,310,523 and $2,943,438, respectively, with no valuation allowance. As of September 30, 2019, real estate owned included $906,617 of real estate held for rental and $4,403,906 of real estate held for sale. As of December 31, 2018, real estate owned included $887,918 of real estate held for rental and $2,055,520 of real estate held for sale.

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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

On June 25, 2019, the entire outstanding balance on the Webster Facility, including principal, accrued but unpaid interest and other fees, in the aggregate amount of $19.8 million, was paid in full and the Webster Facility was terminated. In connection with the termination of the Webster Facility, the Company expensed non-recurring charges of $779,641, of which $439,446 constituted the write-off of non-cash deferred financing costs.

Mortgage Payable

Effective March 29, 2019, the Company refinanced a $310,000 mortgage loan it obtained from Bankwell in February 2017 with a new mortgage loan from Bankwell Bank in the principal amount of $795,000 bearing interest at the rate of 5.06% per annum and maturing on March 31, 2029 (the “New Bankwell Mortgage Loan”). Beginning May 2019, principal and interest on the New Bankwell Mortgage Loan is payable, in arrears, in monthly installments of $4,710. The New Bankwell Mortgage Loan is secured by a first mortgage lien on the property located at 698 Main Street, Branford, Connecticut, which, since March 2019, serves as the Company’s principal place of business.

Principal payments on the New Bankwell Mortgage Loan are due as follows:

Year ending December 31,
2019	$11,025
2020	17,249
2021	18,142
2022	19,082
2023	20,070
2024 and thereafter	702,580
Total	$788,148

6.	Financing Transactions

During the nine-month period ended September 30, 2019, the Company generated approximately $55.7 million of gross proceeds from the sale of its securities as follows:

(i)	$20,465,203 from the sale of 4,340,456 common shares in an “at-the-market” offerings,
(ii)	$23,663,000 from the sale of its 7.125% unsecured, unsubordinated notes due June 30, 2024 (the “Notes”),
(iii)	$ 82,035 from the exercise of 16,407 warrants, and
(iv)	$11,500,000 from the sale of 2,300,000 common shares from an equity offering

In total, approximately $31.5 million of the net proceeds from these offerings were used primarily to pay-off the Webster Facility on an ongoing basis until fully paid on June 25, 2019, with the balance used as working capital and for general corporate purposes.

The Notes were sold in an underwritten public offering. The Notes were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB”. Interest on the Notes commenced accruing on June 25, 2019. The accrued interest is payable quarterly in cash, in arrears, on March 30, June 30, September 30 and December 30, commencing September 30, 2019. The Notes mature and the entire principal amount is due June 30, 2024. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after June 25, 2021 upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption. The Notes are reflected on the Company’s September 30, 2019 balance sheet net of deferred financing costs in the amount of approximately $1.2 million.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

7.	Other income

Other income consists of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Borrower charges	$130,871	$23,579	$163,364	$164,296
Lender fees	51,426	26,955	132,397	205,222
In-house legal fees	36,500	7,478	108,200	58,728
Modification and extension fees	86,722	115,544	155,976	194,416
Interest income from investments	28,148	-	28,148	-
Other income	20,004	1,715	62,117	52,168
Total	$353,671	$175,271	$650,202	$674,830

8.	Commitments and Contingencies

Origination Fees

Loan origination fees range from 2%-5% of the original loan principal and, generally, are payable at the time the loan is funded. These payments are amortized for financial statement purposes over the life of the loan and will be recorded as income as follows:

Original maturities of deferred revenue are as follows as of September 30:

2019	$333,198
2020	581,541
2021	117,145
2022	35,783
Total	$1,067,667

If a mortgage loan is paid in full prior to its stated maturity date, the balance of any unamortized deferred revenue is recognized in full.

Unfunded Commitments

At September 30, 2019, the Company is committed to future fundings with respect to existing mortgage loans in an amount equal to $7,329,025 subject to satisfaction by the borrower of the conditions set forth in the note and related mortgage.

Other

In the normal course of its business, the Company is named as a party-defendant in various legal proceedings because it is a mortgagee having an interest in real property that is the subject of a foreclosure proceeding, usually resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, the Company believes that the fair market value of the property subject to foreclosure is in excess of the sum of the unpaid balance of the loan, accrued but unpaid interest and unpaid property taxes, if any.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

9.	Related Party Transactions

Until March 11, 2019, the Company leased office space, on a month-to-month basis, in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey C. Villano, the Company’s co-CEO. Rent and other facility related charges paid by the Company to Union News for the nine- and three-month periods ended September 30, 2019 were $4,500 and $-0-, respectively, and for the nine- and three-month periods ended June 30, 2018 were $9,000 and $4,500, respectively. In March 2019, the Company moved to its operations to a new Company-owned building. Accordingly, rental payments are no longer due to JJV.

Prior to the Exchange, from time to time, SCP would lend funds to JJV (the “JJV Loans”), which JJV would then use to acquire troubled assets from third parties who were not existing SCP borrowers. Those properties are then mortgaged to secure the JJV Loans. As part of the Exchange, the Company acquired the notes evidencing these loans from SCP. The principal balance of the JJV Loans at September 30, 2019 was $-0-, compared to $879,457 at December 31, 2018. During the quarter ended September 30, 2019, both of the JJV Loans were assigned to the Company so that the underlying borrower is directly liable to the Company. Interest earned on these mortgage loans for the three and nine months ended September 30, 2019 was $5,812 and $40,686, respectively. For the three- and nine-month periods ended September 30, 2018 interest payments on the JJV Loans were $26,384 and $85,388, respectively.

In 2018 the Company sold two notes, having an aggregate original principal amount of $1,717,000, to a shareholder at par. In the first quarter of 2019, the Company sold a third note, having an aggregate original principal amount of $500,000, to the same shareholder at par. All three notes are secured by commercial properties. The Company continued to service the notes on behalf of the purchaser until paid. In December 2018, the Company reacquired one of the notes, having an original principal amount of $1,200,000, and in 2019 reacquired the other two notes, having an aggregate principal amount, $1,017,000. The balance owed to the purchaser for the notes, $1,200,000 at December 31, 2018, is characterized as due to shareholder on the Company’s balance sheets for the relevant periods. On July 26, 2019 all principal and interest due to the shareholder were paid in full.

At September 30, 2019 and December 31, 2018, amounts owed by JJV to the Company were $22,794 and $22,977, respectively, and is reflected as other receivables on the Company’s balance sheet.

For the nine months ended September 30, 2019 and 2018, the wife of one of our executive officers was paid $75,000 and $56,250, respectively, for accounting and financial reporting services provided to the Company.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

10.	Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The basis of participation in the Plan is upon discretionary grants of awards by the Company’s Board of Directors. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance by the Plan is 1,477,116. Stock based compensation for the three- and nine-month periods ended September 30, 2019 was $4,107 and $12,321, respectively.

11.	Subsequent Events

On October 22, 2019 the Company paid a dividend of $0.12 per common share, or $2,654,076 in the aggregate.

On October 3, 2019, the Company’s board of directors authorized the grant of 2,500 common shares to each of its independent directors, of which 625 shares vested immediately upon grant and 625 shares will vest on each of October 4, 2020, 2021 and 2022 (each a “Vesting Date”) unless the director resigns or is removed for “cause” prior to the Vesting Date. The shares, 7,500 in the aggregate, were issued under the Plan. In addition, each independent director entered into a Restricted Stock Agreement with the Company with respect to the 1,875 restricted shares granted to such director.

From October 1 through November 13, 2019, the Company sold 14,317 common shares through its at-the-market offering facility, realizing gross proceeds of $68,006.

On or about October 7, 2019 the Company filed an amendment to its certificate of incorporation increasing the number of its authorized common shares, par value $0.001 per share, from 50,000,000 to 100,000,000. The amendment was approved by shareholders at the Company’s 2019 Annual Meeting of Shareholders held on October 3, 2019.

On November 7, 2019, the Company consummated the sale of $30.0 million aggregate principal amount of its 6.875% unsecured unsubordinated notes due December 30, 2024 (the “November 2019 Notes”). Interest on the November 2019 Notes is payable quarterly in arrears on each March 30, June 30, September 30 and December 30 that they are outstanding beginning December 30, 2019. The Company has the right to prepay the November 2019 Notes, in whole or in part, at any time on or after November 7, 2021. Pending their use, the net proceeds from the offering have been invested in short-term certificates of deposit.

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

Historically, we have relied upon both equity capital and debt to grow our business. At December 31, 2018, we had approximately $52.8 million of shareholders’ equity and approximately $27.5 million of indebtedness, of which approximately $27.2 million was the outstanding balance on our $35 million credit facility. Since that date, we have restructured our balance sheet by raising additional equity capital and replacing our existing secured, variable interest rate, senior revolving credit facility with unsecured, unsubordinated fixed rate five-year term notes. At September 30, 2019, shareholders’ equity was approximately $84.3 million, and our indebtedness was approximately $23.2 million. In connection with the termination of the Webster Facility (as defined below), we incurred termination costs and expenses of approximately $780,000, including a write-off of unamortized deferred financing costs of approximately $440,000, or approximately $0.04 per share based on the weighted number of Common Shares outstanding at June 30, 2019. While the costs of this restructuring had an adverse impact on our operational performance for the nine months ended September 30, 2019, a majority of the costs were non-cash (i.e., deferred financing costs) and non-recurring. Even though net income for the nine months ended September 2019 was adversely impacted by these financing transactions, net cash provided by operations in the first nine months of 2019 increased approximately 94.2% compared to the first nine months of 2018. In addition, we believe, our restructured balance sheet will have a positive impact on our operations over the balance of the year by reducing our operating expenses and providing us with greater operational flexibility.

Specifically, since January 1, 2019, we:

(i)	Refinanced the mortgage on our new corporate headquarters, increasing the loan amount from $310,000 to $795,000. The interest rate on the new mortgage loan is fixed at 5.06%, which, although higher than what we were paying on the original mortgage loan, is significantly less than the interest rate on the $35 million revolving credit facility from Webster Business Credit Corporation, Bankwell Bank and Berkshire Bank that we obtained in May 2018 (the “Webster Facility”), which at the time of the refinancing was 6.49%. The net proceeds from this refinancing, approximately $495,000, were used to reduce the outstanding balance on the Webster Facility.

(ii)	Sold an aggregate of 4,340,456 Common Shares through “at-the-market” offering facilities for aggregate gross proceeds of $20,465,203. A substantial portion of these net proceeds, approximately $15.5 million, were used to pay down the balance on the Webster Facility and approximately $2.2 million was used to repay an amount due to a shareholder.

(iii)	Sold $23,663,000 aggregate principal amount of our 7.125% unsecured, unsubordinated notes due June 30, 2024 (the “June 2019 Notes”) in an underwritten public offering. The net proceeds from the sale of the Notes, approximately, $22.3 million, were used to pay the remaining balance on the Webster Facility, which was then terminated.

(iv)	Sold 16,407 Common Shares through the exercise of warrants providing gross proceeds of $82,035.

(v)	Sold 2,300,000 Common Shares in an underwritten equity offering for aggregate gross proceeds of $11,500,000. We intend to use the net proceeds from this offering, approximately $10.7 million, to grow our portfolio and general corporate purposes.

As a result of these transactions, we strengthened our balance sheet, eliminated the fees and expenses relating to the Webster Facility, which were significant, eliminated the risk associated with variable rate instruments and relieved ourselves from onerous loan covenants, which we felt limited our operational and financing flexibility. We believe these benefits outweigh the higher interest rate we are paying on the Notes relative to the rate we were paying on the Webster Facility.

Because most of the net proceeds from these financing transactions were used to repay existing indebtedness, we were not able to significantly increase our mortgage loan portfolio or revenues in the third quarter of 2019. However, at September 30, 2019 we had $11.0 million of available cash, which we intend to use to fund new mortgage loans in the fourth quarter of 2019. In addition, on October 31, 2019 we sold $30.0 million aggregate principal amount of unsecured unsubordinated 6.875% notes due December 30, 2024 (the “November 2019 Notes.”) The net proceeds from the sale of these notes were approximately $28.6 million. We may sell up to an additional $4.5 million aggregate principal amount of these notes if the underwriters exercise their over-allotment option in full. The over-allotment option expires November 30, 2019. Third, we can sell up to an additional $7.0 million of Common Shares through our existing at-the-market offering facility. (The facility was reduced to $11.5 million from $30 million in order to accommodate the sale of the November 2019 Notes.) Finally, given our improved balance sheet, we may obtain a new credit facility in the future if we believe the terms are reasonable. Thus, we believe we are well-capitalized for the next 12-18 months and plan to use these funds to increase our mortgage loan portfolio.

Operational and Financial Overview

At September 30, 2019, (i) our loan portfolio included 432 mortgage loans, with individual principal loan amounts ranging from approximately $8,000 to approximately $2.9 million and an aggregate loan amount of approximately $89.0 million, (ii) the average original principal amount of the mortgage loans in the portfolio was approximately $206,000 and the median mortgage loan amount was $137,731 and (iii) approximately 77% of the mortgage loans had a principal amount of $250,000 or less. In comparison, at September 30, 2018, (i) our loan portfolio included 395 mortgage loans, with individual principal loan amounts ranging from $6,000 to $2.0 million and an aggregate loan amount of approximately $77.8 million, (ii) the average original principal amount of the mortgage loans in the portfolio was $197,000 and the median mortgage loan amount was $136,000 and (iii) approximately 79.5% of the mortgage loans had a principal amount of $250,000 or less. At September 30, 2019 and 2018, unfunded commitments for future advances totaled approximately $7.3 million and $6.8 million, respectively.

For the three months ended September 30, 2019, revenues and net income were approximately $3.4 million and $2.1 million, respectively. For the three months ended September 30, 2018, revenues and net income were approximately $3.1 million and $2.0 million, respectively. For the nine months ended September 30, 2019, revenues and net income were approximately $9.8 million and $5.3 million, respectively. For the nine months ended September 30, 2018, revenues and net income were approximately $8.8 million and $6.1 million, respectively.

Our operating expenses have increased significantly primarily due to the growth in our operations.

The mortgage loans that we originate typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5% to 13% per year and a default rate of 18% per year. For the three and nine month periods ended September 30, 2019, the yield on our mortgage loan portfolio was 12.66% and 12.58%, respectively.

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

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is more heavily weighted to equity rather than debt (approximately 78% vs.22% of our total capitalization at September 30, 2019). At September 30, 2019, the annual yield on our loan portfolio was 12.66% per annum. The yield has remained steady over the past few years as older loans come due and are either repaid or refinanced at similar rates. The yield reflected above does not include other amounts collected from borrowers such as origination fees, default rates of interest and late payment fees.

In addition, we seek to mitigate some of the risk associated with rising rates by generally limiting the term of new loans to one year. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. However, if interest rates continue to increase, we may find it necessary to change our strategy and try to increase the rates on our mortgage loans as well. If we are successful, this may undermine our strategy to increase market share. If we are not successful, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. As a result, we are unable to quantify the number of loans that may have, at one time or another, been in default. Since inception through September 30, 2019, we have made approximately 1,100 mortgage loans having an aggregate original principal amount of approximately $217 million.

At September 30, 2019, of the 432 mortgage loans in our portfolio, sixteen have been referred to legal counsel for collection and are the subject of foreclosure proceedings. The aggregate outstanding principal balance of these sixteen mortgage loans and the accrued but unpaid interest as of September 30, 2019 was approximately $7.9 million, representing approximately 8.87% of our aggregate mortgage loan portfolio. In the case of each of these sixteen mortgage loans, we believe the value of the collateral exceeds the sum of the outstanding principal balance of the loan, the accrued but unpaid interest on the loan and any unpaid property taxes due with respect to the collateral.

At September 30, 2019, real estate owned included sixteen properties having an aggregate book value of approximately $5.3 million. At December 31, 2018, real estate owned included eleven properties having an aggregate book $2.9 million.

The key factors contributing to our growth to date have been our ability to access working capital and the strong demand for our products and services, which was driven principally by a robust Connecticut real estate market. These factors coincided with the overall growth in the U.S. economy. In the second quarter of 2019, we curtailed our lending operations due to a shortage of working capital and our desire to repay in full our credit facility with Webster Bank, which adversely impacted our revenues and net income for the second and third quarters of 2019. In addition, beginning in the second half of 2018 and continuing through the third quarter of 2019, we started noticing subtle changes in the business environment. For example, traditional lending institutions, such as banks, appeared to be tightening their credit requirements. Normally, that would be a positive development for our business. However, at the same time, property values in Connecticut were either stagnant or declining and the length of time between initial listing and sale was expanding. It is unclear whether these developments are merely temporary phenomena or represent long-term trends. In the meantime, the demand for our products and services continues to be robust. We believe that our best strategy to deal with adverse changes in the marketplace is to adhere to our basic underwriting guidelines. Those two factors, together with our liquidity, lead us to believe that we are well-positioned to address the changes and new trends in the real estate lending market.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our use of estimates on a preset number of assumptions that consider (a) past experience, (b) future projections and (c) general financial market conditions. Actual amounts could differ materially from those estimates.

Interest income from commercial loans is recognized, as earned, over the loan period and origination fee revenue on commercial loans is amortized over the term of the respective note.

Results of operations

Three months ended September 30, 2019 and 2018

Total revenue

Total revenue for the three months ended September 30, 2019 was approximately $3.4 million compared to approximately $3.1 million for the three months ended September 30, 2018, an increase of approximately 10.7%. The increase in revenue reflects the increase in our lending operations. Compared to the 2018 period, for the 2019 period, interest income was higher by approximately $171,000, origination fees higher by approximately $114,000 and other income higher by approximately $150,000. These increases were offset by reductions of approximately $107,000 in gain on sale of real estate and approximately $42,000 in late fee income.

Operating costs and expenses

Total operating costs and expenses for three months ended September 30, 2019 were approximately $1.3 million compared to $1.1 million for the three months ended September 30, 2018 period, an increase of approximately 21.6%. The increase in operating costs and expenses is primarily attributable to increases in interest and amortization of deferred financing costs of approximately $44,000, professional fees of approximately $51,000 and compensation, fees and taxes of approximately $132,000, offset by stock-based compensation of approximately $25,000 and general and administrative expenses of approximately $11,000.

Net Income

Net income for the three months ended September 30, 2019 was approximately $2.1 million, or $0.10 per share, compared to $2.0 million, or $0.13 per share for the three months ended September 30, 2018. The decrease in earnings per share is due to the increase in the weighted average number of shares outstanding

Nine months ended September 30, 2019 and 2018

Total revenue

Total revenue for the nine months ended September 30, 2019 was approximately $9.8 million compared to approximately $8.8 million for the nine months ended September 30, 2018, an increase of approximately $980,000, or 11.1%. The increase in revenue resulted from an increase in lending operations. For the 2019 period, interest income was approximately $7.5 million, net origination fees were approximately $1.2 million and other income approximately $650,000. In comparison, for the nine months ended September 30, 2018, interest income was approximately $6.6 million, net origination fees were approximately $1.1 million and other income was approximately $675,000. Finally, late and other fee income increased by approximately $61,000. These increases were offset, in part, by a reduction in gain on the sale of real estate of approximately $100,000.

Operating costs and expenses

Total operating costs and expenses for nine months ended September 30, 2019 were approximately $4.5 million compared to $2.7 million for the nine months ended September 30, 2018 period, an increase of approximately 70.0%. The increase in operating costs and expenses is partially attributable to $780,000 of expense incurred in connection with the termination of the Webster Credit Facility. In addition to that expense being a non-recurring charge, $439,446 represents a write-off of unamortized deferred financing costs, a non-cash item. The second biggest contributor to the increase in operating costs and expenses was interest and amortization of deferred financing costs, which increased approximately $512,000 reflecting the increase in our mortgage loan portfolio, an increase in the interest rate on the Webster Facility and the slightly higher cost of capital on our unsecured notes. Another contributor to the overall increase in operating costs and expenses was a $423,000 increase in compensation expense (including stock-based compensation). This increase reflects the increase in base salary paid to our co-chief executive officers, which was effective as of July 1, 2018, as well as compensation to our controller, who was hired in August 2018, and our in-house legal counsel, who was hired in November 2018. Finally, general and administrative expenses increased approximately $86,000.

Net Income

Net income for the nine months ended September 30, 2019 was approximately $5.3 million, or $0.30 per share. In comparison, net income for the nine months ended September 30, 2018 was $6.1 million, or $0.40 per share. The decrease in net income was due to the increase in total operating expenses and most of that increase was attributable to the expense in connection with the termination of the Webster Credit Facility, which was incurred in the second quarter. We estimate the impact of that expense was to reduce earnings per share by approximately $0.04. In addition, earnings per share was negatively impacted by the increase in the weighted average number of shares outstanding

Liquidity and Capital Resources

At September 30, 2019, we had approximately $11.0 million in cash, none of which is restricted, compared to cash of approximately $158,900 (including restricted cash) at December 31, 2018.

Net cash provided by operating activities for the nine months ended September 30, 2019 was approximately $7.3 million compared to approximately $3.8 million for the same 2018 period, an increase of approximately $3.5 million or 94.2%. For the 2019 period, the total adjustments to net income were approximately positive $2.1 million reflecting a (i) $440,000 adjustment for non-cash costs associated with the termination of the Webster Facility and (ii) $2.1 million decrease in due from borrowers, offset by a (i) $450,000 increase in interest and fees receivable, (ii) $177,000 decrease in due to note purchaser and (iii) $160,000 decrease in accrued expenses. In comparison, for the 2018 period, the total adjustments to net income were approximately negative $2.37 million, reflecting a (i) $723,000 decrease in the amount due to the note purchaser, (ii) $296,000 decrease in accrued expenses, (iii) $309,000 increase in due from borrowers, (iv) $917,000 increase in interest and fees receivable, (v) $151,000 increase in other receivables and (vi) $120,000 gain on sale of real estate, offset by (i) $90,000 in amortization of deferred financing cost, (ii) $20,000 in depreciation expense, (iii) $29,250 in stock-based compensation, (iv) $111,000 decrease in escrow deposits, (v) $117,000 increase in accrued interest and (vi) $44,000 increase in deferred revenue.

Net cash used for investing activities for the nine months ended September 30, 2019 was approximately $14.5 million compared to approximately $16.1 million for the comparable 2018 period. This decrease is primarily due to a $7.0 million increase in principal collections on mortgages receivable, offset by a (i) $4.9 million increase in principal disbursements for mortgages receivable, (ii) $340,000 increase in costs to acquire and improve real estate owned and (iii) $310,000 decrease in proceeds from the sale of real estate.

Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $18.1 million compared to approximately $11.9 million for the comparable 2018 period. Net cash provided by financing activities for the 2019 period consists primarily of approximately (i) $42.7 million of proceeds from the Webster Facility, (ii) $19.8 million of net proceeds from the sale of Common Shares, (iii) $10.7 million of net proceeds from the sale of Common Shares, (iv) $82,000 in gross proceeds from the exercise of warrants, (v) $22.4 million of net proceeds from the sale of the June 2019 Notes, (vi) $1.0 million of proceeds from the sale of mortgage notes and (vii) $800,000 of gross proceeds from the New Bankwell Mortgage Loan, offset by approximately (i) $69.9 million of repayments on the Webster Facility, (ii) $7.0 million of dividends paid, (iii) $298,000 repayment of the Old Bankwell Mortgage Loan and (iv) 2.2 million of repayment of notes due to shareholder. For the 2018 period, net cash from financing activities consisted primarily of approximately $61.0 million of proceeds from our credit facilities offset by approximately (i) $43.7 million of repayments on our credit facilities, (ii) $4.9 million of dividends paid and (iii) $567,000 of financing costs (most of which related to the Webster Facility.)

2019 Financing Transactions

In the first nine months of 2019, we consummated the following financing transactions:

Refinancing of Bankwell Mortgage

We refinanced the $310,000 mortgage loan obtained from Bankwell Bank in February 2017 (the “Old Bankwell Mortgage Loan”) with a new 10-year mortgage loan from Bankwell Bank in the principal amount of $795,000 bearing interest at the rate of 5.06% per annum and maturing on March 31, 2029 (the “New Bankwell Mortgage Loan”). Monthly payments of interest and principal on the New Bankwell Mortgage Loan, $4,710, are payable in arrears starting May 1, 2019, calculated based on a 25-year amortization rate. Interest on the Old Bankwell Mortgage Loan accrued at the rate of 4.52% per annum and the monthly installment payments were $1,975. The entire outstanding principal balance of the New Bankwell Mortgage Loan and all accrued and unpaid interest thereon is due and payable on March 31, 2029. The New Bankwell Mortgage Loan, among other things, is secured by a first mortgage lien on the real property owned by us, which currently serves as our principal place of business, located at 698 Main Street, Branford, Connecticut. In connection with the New Bankwell Mortgage Loan, John L. Villano and Jeffrey C. Villano, our Co-Chief Executive Officers, jointly and severally, during the term of the loan, indemnified Bankwell Bank from and against any and all actual claims, demands, liabilities, losses, damages, judgments, penalties, reasonable out-of-pocket costs and expenses arising out of or attributable to the New Bankwell Mortgage Loan.

At-the-Market Offerings

Over the first nine months of 2019, we sold an aggregate of 4,340,456 Common Shares through our at-the-market offering facilities. Gross proceeds from these sales were $20,465,203 and the net proceeds were $19,836,610.

June 2019 Note Offering

In June and July 2019 we sold, in a registered public offering, $23,663,000 aggregate principal amount of our 7.125% unsecured, unsubordinated notes due June 30, 2024 (the “June 2019 Notes”). The net proceeds from the sale of the June 2019 Notes were approximately $22.3 million. The June 2019 Notes were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB.” Interest accrues on the June 2019 Notes commencing on June 25, 2019. Accrued interest is payable quarterly, in cash, in arrears, on each March 30, June 30, September 30 and December 30 that they are outstanding, commencing September 30, 2019. So long as the June 2019 Notes are outstanding, we are prohibited from making distributions in excess of 90% of our taxable income, incurring any additional indebtedness or purchasing any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. We may redeem the June 2019 Notes, in whole or in part, without premium or penalty, at any time on or after June 30, 2021 upon at least 30 days prior written notice to the holders of the June 2019 Notes. The redemption price will be equal to the outstanding principal amount of the June 2019 Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption.

In July and August 2019, we sold an aggregate of 2,300,000 Common Shares at $5.00 per share pursuant to an underwritten public offering, including 300,000 shares from the exercise of the over-allotment option by the underwriter of the offering, Aegis Capital Corp. The offering was made pursuant to a Prospectus Supplement filed under the Company’s S-3 Registration Statement, dated November 9, 2018. The net proceeds to us from the offering were approximately $10.9 million, after deducting underwriting discounts and commission but before deducting other transaction costs.

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

Our long-term cash needs include funding of new mortgage loans, payment of operating expenses, interest payments on our outstanding notes and dividend payments to our shareholders. Funding for long-term cash needs will come from our cash on hand, operating cash flows and financing transactions, whether sales of equity securities, debt securities or a new revolving credit facility.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our Common Shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

On July 11, 2019, we declared a dividend of $0.12 per common share, which was paid on July 29, 2019 to shareholders of record on July 22, 2019. The total amount of the dividend payment was $2,348,452.

On July 26, 2019, we repaid an amount owed to a shareholder in connection with the repurchase of certain mortgage loans. The total payment was $2,231,777, including principal of $2,217,000 and accrued interest of $14,777.

Subsequent Events

On October 3, 2019, we declared a dividend of $0.12 per common share, which was paid on October 22, 2019 to shareholders of record on October 14, 2019. The total amount of the dividend payment was $2,654,076.

From October 1 through November 13, 2019, we sold 14,317 Common Shares through our at-the-market offering facility and realized gross proceeds of $68,006 from such sales. Approximately $7.0 million remains available to us for future sales under the facility. (The facility was reduced to $11.5 million from $30 million in order to accommodate the sale of the November 2019 Notes.)

In November 2019 we sold, in a registered public offering, $30.0 aggregate principal amount of our 6.875% unsecured, unsubordinated notes due December 30, 2024 (the “November 2019 Notes”). The net proceeds from the sale of the November 2019 Notes were approximately $28.6 million. The November 2019 Notes were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbol “SACC.” Interest accrues on the November 2019 Notes commencing on November 7, 2019. Accrued interest is payable quarterly, in cash, in arrears, on each March 30, June 30, September 30 and December 30 that they are outstanding, commencing December 30, 2019. So long as the November 2019 Notes are outstanding, we are prohibited from making distributions in excess of 90% of our taxable income, incurring any additional indebtedness or purchasing any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. We may redeem the November 2019 Notes, in whole or in part, without premium or penalty, at any time on or after November 7, 2021 upon at least 30 days prior written notice to the holders of the November 2019 Notes. The redemption price will be equal to the outstanding principal amount of the November 2019 Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of September 30, 2019, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment.

	Total	Less than 1 year	1 – 3 years		3 – 5 years	More than 5 years
Operating lease obligation	$—	$—	$		$—	$—
Capital lease obligation	11,573	2,672		3,121	5,780
Unfunded portions of outstanding construction loans	7,329,025	7,329,025		—	—	—
Unfunded loan commitments
Total contractual obligations	$7,340,598	$7,331,697		$3,121	$5,780	$—

Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019*
3.2	Bylaws, as amended (2)
4.1	Form of Representative’s Warrants (4)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (3)
4.3	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (7)
4.4	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (7)
4.5	Form of 7.125% Note due 2024 (7)
4.6	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee*
4.7	Form of 6.875% Note due 2024 (8)
10.1**	Employment Agreement by and between John C. Villano and Sachem Capital Corp. (1)
10.2**	Employment Agreement by and between Jeffrey L. Villano and Sachem Capital Corp. (1)
10.3	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.4	Final Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (5)
10.5	Mortgage Note made by Sachem Capital Corp to Bankwell Bank, dated as of March 29, 2019, in the principal amount of $795,000 (6)
10.6	Open-End Mortgage Deed, Security Agreement and Fixture Filing, dated March 29, 2019, by Sachem Capital Corp., in connection with the New Bankwell Mortgage Loan, for the benefit of Bankwell Bank (6)
10.7	Indemnity Agreement, dated as of March 29, 2019, by and among John L. Villano, Jeffrey C. Villano and Bankwell Bank (6)
10.8	Final Form of the Restrictive Stock Grant Agreement dated October 4, 2019 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz *
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

** Compensation plan or arrangement for current or former executive officers and directors.

*** Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(3)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(4)	Previously filed on December 23, 2016, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K on April 5, 2019 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: November 13, 2019	By:	/s/ Jeffrey C. Villano
Jeffrey C. Villano
Co-Chief Executive Office
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ John L. Villano
John L. Villano, CPA
Co-Chief Executive Office and Chief Financial Officer
(Principal Financial Officer)