Form 10-K
period 2019-12-31
Sachem Capital Corp.
filed 2020-03-30
CIK 1682220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
203-433-4736
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC
7.125% notes due 2024	SCCB	NYSE American LLC
6.875% notes due 2024	SACC	NYSE American LLC
Securities registered pursuant to section 12(g) of the Act:    NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of June 28, 2019, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates, computed by reference to the closing price for a common share on the NYSE American LLC on such date, was approximately $85.8 million.
As of March 20, 2020 the registrant had 22,117,301 common shares, $0.001 par value outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

SACHEM CAPITAL CORP.
FORM 10-K ANNUAL REPORT

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial condition, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to several risks, uncertainties and assumptions, including those described in “Risk Factors.” Given these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Unless the context otherwise requires, all references in this Report to “Sachem Capital,” “we,” “us” and “our” refer to Sachem Capital Corp., a New York corporation.

ii

PART I
Item 1.   Business
Background
We were organized as a New York corporation in January 2016 under the name HML Capital Corp. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 9, 2017, we completed our initial public offering (the “IPO”) in which we issued and sold 2.6 million common shares, $.001 par value per share. We believe that since the consummation of the IPO, we have qualified as a REIT and that it is in the best interests of our shareholders that we operate as a REIT. Beginning with our 2017 tax year, we elected to be taxed as a REIT. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our REIT status, but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we are also subject to federal excise taxes and minimum state taxes. Finally, we intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.
Company Overview
We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e. three years or less) loans secured by first mortgage liens on real property located primarily in Connecticut. Each loan is personally guaranteed by the principal(s) of the borrower, which guaranty is typically collaterally secured by a pledge of the guarantor’s interest in the borrower. Our typical borrower is a real estate investor who will use the proceeds to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties located primarily in Connecticut and that are held for investment or sale. The mortgaged property may or may not be income producing. We do not lend to owner-occupants. Our loans are referred to in the real estate finance industry as “hard money loans” primarily because they are secured by “hard” (i.e. real estate) assets.
Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 13.0% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. We also receive additional “points” and other loan-related fees in connection with a renewal or extension of an existing mortgage loan. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 70%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, after accounting for the loan under consideration.
Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective by continuing to selectively originate loans and carefully manage our loan portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that the demand for relatively small real estate loans, those less than $350,000, in Connecticut and neighboring states is significant and growing and that traditional lenders, including banks and other financial institutions that usually serve this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans on attractive terms and these conditions, we believe, should persist for several years. We have built our business on a foundation of intimate knowledge of the Connecticut real estate market, our ability to respond quickly to customer needs and demands and a disciplined underwriting and due diligence culture that focuses primarily on the value of the underlying collateral and that is designed to protect and preserve capital. We believe that our flexibility in terms of meeting the needs of borrowers without compromising our standards on credit risk, our expertise, our intimate knowledge of the real estate market in Connecticut and various other states and our focus on newly originated first mortgage loans has defined our success until now and should enable us to continue to achieve our objectives.
Notwithstanding the foregoing, in light of the impact of the COVID-19 epidemic on general economic conditions and the capital markets, we are considering various steps to reduce our risks. Our primary concern in this environment is to preserve liquidity until we can accurately assess the true market impact of the COVID-19 on our business, operations and financial condition. Out of an abundance of caution, we are considering the following changes to our underwriting guidelines as of April 1, 2020 applicable to new loans (i.e., we will honor all commitments through March 31, 2020):
•
limiting new loan activity to the amount of cash generated by loan pay-offs;

•
reducing the loan-to-value ratio to 50%;

•
loans in excess of  $1 million would require the approval of one of our independent directors; and

•
requiring an interest reserve with respect to loans exceeding a specified amount (as yet undetermined).

The Market Opportunity
Notwithstanding the spread of the novel corona virus known as COVID-19, which has had a severe adverse impact on general economic conditions, we continue to believe that once the spread of the virus abates there still will be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small-scale real estate developers with strong equity positions (i.e., good collateral), particularly in Connecticut where, traditionally, real estate values in many neighborhoods have been stable and substandard properties are improved, rehabilitated and renovated. We further believe that there will be many opportunities for us to expand our business into new markets. In the fourth quarter of 2019 and the first quarter of 2020, we have funded loans secured by properties in Phoenix, Arizona, Austin, Texas, Charleston, South Carolina and Littleton, Colorado. We also believe these developers will prefer to borrow from us rather than other lending sources because of our flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly. See Risk Factors — “The outbreak and spread of the novel coronavirus disease 2019, known as COVID-19, could have a material adverse effect on our business, operations and financial condition”; Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Year in Review — 2019; Outlook for 2020” and Note 19 to our Financial Statements.
Our Business and Growth Strategies
Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by continuing to focus on selectively originating, managing and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the Connecticut real estate market, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve this objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.
Our strategy to achieve our objective includes the following:
•
capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;

•
take advantage of the prevailing economic environment, current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;

•
remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle; and

•
operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

However, in light of current general economic conditions and the state of the capital markets, we think the prudent strategy environment is to preserve liquidity until we can accurately assess the true market impact of the COVID-19 on our business, operations and financial condition rather than to focus on growth.
Our Competitive Strengths
We believe our competitive strengths include:
•
History of successful operations.   We commenced operations as a limited liability company in December 2010 with three investors and limited equity capital. Since our inception through December 31, 2019, we have funded approximately 1,100 mortgage loans having an aggregate principal amount of  $232 million. Immediately prior to the IPO, we had approximately 155 investors and $28.5 million of members’ equity. Since the IPO, we have raised an additional $48.7 million in equity capital and $58.2 million of debt capital. Similarly, since the IPO, our mortgage loan portfolio has grown from $33.8 million to $94.3 million at December 31, 2019. In addition, at December 31, 2019, we had $34.8 million of cash. We have reported net profits in every quarter since our IPO.

•
Long-standing relationships.   We have ongoing relationships with many of our borrowers. At December 31, 2019, our loan portfolio includes 69 loans having an aggregate principal balance of approximately $11.8 million that were extensions of prior loans. Customers are also a referral source for new borrowers. As long as these borrowers remain active real estate investors, they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

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

•
Vertically integrated loan origination platform.   We manage and control the loan process from origination through closing with our own personnel or independent legal counsel and, in the case of larger loans, independent appraisers, with whom we have long-standing relationships. Together, these individuals constitute a team highly experienced in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to quickly and efficiently execute opportunities we deem desirable.

•
Structuring flexibility.   As a relatively small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.

•
No legacy issues.   Unlike many of our competitors, we are not burdened by distressed legacy real estate assets. We do not have a legacy portfolio of low-yield or problem loans that could potentially dilute the attractive returns that we believe are currently available and/or that could distract and monopolize management’s time and attention. Similarly, we do not have any adverse credit exposure to, and we do not anticipate that our performance will be negatively impacted by, previously purchased assets.

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
At December 31, 2019, our mortgage loan portfolio included loans ranging in size from $12,500 to $1.98 million. Approximately 75.8% of the mortgage loans have an original principal amount of  $250,000 or less, with an average mortgage loan size of approximately $215,000 and a median mortgage loan size of approximately $140,000. The table below gives a breakdown of our mortgage loan portfolio by loan size as of December 31, 2019:
Amount	Number of Loans	Aggregate Principal Amount
$100,000 or less	144	$9,635,369
$100,001 to $250,000	188	29,811,738
$250,001 to $500,000	76	25,796,770
$500,001 to $1,000,000	16	10,878,157
Over $1,000,000	14	18,226,655
Total	438	$94,348,689
Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2019, our loan portfolio included 83 loans with future funding obligations, having a funded principal amount of $18,423,879 and $6,617,459 unfunded pending borrower performance. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction.
In general, our strategy is to service and manage the loans we originate until they are paid. At December 31, 2019, approximately 90.0% of the loans in our portfolio (representing approximately 89.0% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut. The balance of our loan portfolio is secured by properties located in Massachusetts, Florida, New York, Vermont and Rhode Island. More recently, we have loaned against properties located in Phoenix, Arizona, Austin, Texas and Charleston, South Carolina, reflecting a change in our overall growth strategy; we are seeking opportunities to expand into new markets outside of New England and New York. Most of the properties we finance are residential investment, or commercial. However, in all instances the properties are held only for investment by the borrowers and may or may not generate cash flow.
The typical terms of our loans are as follows:
Principal amount.   We have a policy that will limit the amount of any loan to 10% of our total loan portfolio after accounting for the loan in question. At December 31, 2019, our loan portfolio included loans ranging in size from $12,500 to $1.98 million. Approximately 75.8% of the loans had an original principal amount of $250,000 or less and 93.2% had an original principal amount of $500,000 or less. The average loan size was approximately $215,000 and the median loan size was approximately $140,000.
Loan-to-Value Ratio.   Our underwriting guidelines require that the original principal amount of a loan may not exceed 70% of the fair market value of the property securing the loan. In the case of properties undergoing renovation, the loan-to-value ratio is calculated based on the estimated fair market value of the property after the renovations have been completed.
Interest rate.   Currently, a fixed rate between 5.0% to 13.0% per annum with a default rate of 18% per annum.
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
Security.   Each loan is evidenced by a promissory note, which is secured by a first mortgage lien on real property owned by the borrower. Each loan is guaranteed by the principals of the borrower, which guaranty is usually secured by a pledge of the guarantor’s interest in the borrower or other real estate owned by the guarantor.
Fees and Expenses.   Borrowers pay an application fee, an inspection fee, wire fee, bounced check fee and, in the case of construction loans, check requisition fee for each draw from the loan. Finally, as is typical in real estate finance transactions, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of a credit report and all title, recording fees and legal fees.
Operating Data
Our lending activities increased each year since we commenced operations and we have reported net profits in every quarter since our IPO. We believe this trend will continue for the foreseeable future.
Our Loan Portfolio
At December 31, 2019, our mortgage loan portfolio included 438 loans having an aggregate outstanding principal balance of  $94.3 million. In comparison, at December 31, 2018, our loan portfolio included 403 loans having an aggregate outstanding principal balance of  $78.9 million. The following tables highlight certain information regarding our real estate lending activities for the periods indicated.

	Year Ended December 31,
	2018	2019
Loans originated	$42,078,191	$64,742,552
Loans repaid	$24,641,469	$43,347,362
Mortgage lending revenues	$10,768,302	$11,848,873
Mortgage lending expenses	$3,390,718	$5,041,609
Number of loans outstanding	403	438
Principal amount of loans earning interest	$78,891,110	$94,348,689
Average outstanding loan balance	$195,760	$215,408
Weighted average contractual interest rate(1)	12.85%	12.42%
Weighted average term to maturity (in months)(2)	11	10

(1)
Does not include origination fees.

(2)
Without giving effect to extensions.

The following table details our mortgage loan portfolio as of December 31, 2019 by year of origination:
Year of Origination	Number of Loans	Aggregate Principal Amount
2019	211	$50,383,350
2018	98	18,799,830
2017	69	15,430,404
2016	30	4,939,518
2015	21	3,395,115
2014 and prior	9	1,400,472
Total	438	$94,348,689
Historically, most of our loans are paid prior to their maturity dates. For example, of the loans that were repaid in full during 2019, approximately 81.5% were repaid prior to maturity. Similarly, for 2018, approximately 81.0% of the loans repaid during that year were paid prior to maturity. Our loan portfolio at December 31, 2019 included 438 mortgage loans of which 66 (i.e., approximately 15% of the loans in our portfolio) had matured in 2019 but have not been repaid in full or extended. These loans are in the process of modification and will be extended if the borrower can satisfy our underwriting criteria, including the proper loan-to-value ratio, at the time or renewal. We treat renewals and extensions of existing loans as new loans.
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
As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At December 31, 2019, of the 438 mortgage loans in our portfolio, nine, or approximately 2.1%, were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest on these loans as of December 31, 2019 was approximately $2.6 million, or approximately 2.8% of our mortgage loan portfolio. In the case of each of these loans, we believe the value of the collateral exceeds the outstanding balance on the loan and, accordingly, we have not reserved for any losses. In comparison, at December 31, 2018, of the 403 mortgage loans in our portfolio, 13, or approximately 9.0%, were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest on these loans as of December 31, 2018 was approximately $5.1 million, or approximately 6.4% of our loan portfolio. In the case of each of these loans, we believe the value of the collateral exceeds the outstanding balance on the loan and, accordingly, we have not reserved for any losses.
In addition, as our business and mortgage loan portfolio has grown, we realize that late payments could adversely impact our performance and could adversely impact our ability to comply with loan covenants under a credit facility. As a result, over the last few years we have been more aggressive in asserting our right to collect late payment fees. As a result, revenue from late payment fees increased initially. Notwithstanding our aggressive stance, we realized that certain borrowers may have difficulty staying current on their obligations. Thus, if a borrower can demonstrate true “hardship”, we will not enforce our rights immediately and give the borrower an opportunity to cure its default. We do not have any specific definitive criteria as to what constitutes hardship or the period we will forbear. Some of the factors we will consider include the nature of the default (i.e., whether nonpayment of amounts due or breach of a covenant or agreement), the reason or reasons for the default, our cash flow requirements, the nature and length of our relationship with the borrower, whether or not the borrower has a history of non-payment and the loan-to-value ratio at the time of the default.
At December 31, 2019, 11 affiliated borrowers accounted for 6.5% of our loan portfolio. At December 31, 2018, five affiliated borrowers accounted for 6.7% of our loan portfolio.
The following tables set forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2019 and 2018 and the interest earned in each category:
	At December 31,
	2018	2019
Developer – Residential Mortgages	$52,980,472	$71,605,920
Developer – Commercial Mortgages	19,250,618	16,122,990
Land Mortgages	5,638,113	5,639,979
Mixed Use	1,021,907	979,800
Total Mortgages Receivable	$78,891,110	$94,348,689

	For the Years Ended December 31,
	2018			2019
	# of Loans	Interest Earned	%	# of Loans	Interest Earned	%
Residential	321	$6,017,811	67.2	351	$7,401,076	75.9
Commercial	58	2,186,590	24.4	64	1,666,447	17.1
Land Mortgages	19	640,408	7.1	16	582,939	6.0
Mixed Use	5	116,074	1.3	7	101,271	1.0
Total	403	$8,960,883	100.0	438	$9,751,733	100.0
At December 31, 2019: 393 loans, which accounted for approximately 88.7% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 18 loans, which accounted for approximately 3.8% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; 14 loans, which accounted for approximately 4.0% of the aggregate outstanding principal balance of our loan portfolio, were secured by a property located in New York; 10 loans, which accounted for approximately 1.60% of the aggregate outstanding balance of our loan portfolio, were secured by properties located in Rhode Island; one loan, which accounted for approximately 1.6% of our loan portfolio, was secured by a property located in Arizona; and two loans, which accounted for approximately 0.4% of our loan portfolio, were secured by properties located in Florida.

At December 31, 2018: 363 loans, which accounted for approximately 89.5% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 17 loans, which accounted for approximately 5.0% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; 10 loans, which accounted for approximately 2.2% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New York; two loans, which accounted for approximately 0.5% of the aggregate outstanding balance of our loan portfolio, were secured by properties located in Florida; 10 loans, which accounted for approximately 2.5% of our loan portfolio, were secured by properties located in Rhode Island; and one loan, which accounted for approximately 0.3% of our loan portfolio, was secured by a property located in Vermont.
Our Origination Process and Underwriting Criteria
Our management and underwriting team are experienced in hard money lending under various economic and market conditions. Our chief executive officer, John L. Villano, spends a significant portion of his time on business development as well as on underwriting, structuring and servicing each loan in our portfolio. A principal source of new transactions has been repeat business from existing and former customers and their referral of new business. We also receive leads for new business from banks, brokers, attorneys and web-based advertising.
When underwriting a loan, the primary focus of our analysis is the value of a property. Prior to making a final decision on a loan application we conduct extensive due diligence of the property as well as the borrower and its principals. We rely on readily available market data, including appraisals when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. We also order title, lien and judgment searches. In most cases, we will also make an on-site visit to evaluate not only the property but the neighborhood in which it is located. Finally, we analyze and assess selected financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we usually obtain third party credit reports from one of the major credit reporting services as well as selected personal financial information provided by the borrower and its principals. We analyze all this information carefully prior to making a final determination. Ultimately, our decision is based primarily on our conclusions regarding the value of the property, which takes into account factors such as the neighborhood in which the property is located, the current use and potential alternative use of the property, current and potential net income from the property, the local market, sales information of comparable properties, existing zoning regulations, the creditworthiness of the borrower and its principals and their experience in real estate ownership, construction, development and management. In conducting due diligence, we rely, in part, on third party professionals and experts including appraisers, engineers, title insurers and attorneys.
Before a loan commitment is issued, the loan must be reviewed and approved by our chief executive officer. Our loan commitments are generally issued subject to receipt by us of title documentation and title report, in a form satisfactory to us, for the underlying property. We also require a personal guarantee from the principal or principals of the borrower.
Our Current Financing Strategies
To continue to grow our business, we must increase the size of our loan portfolio, which requires that we raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. Our operating income in the future will depend on the amount of debt incurred and the spread between our cost of funds and the yield on our loan portfolio. Rising interest rates could have an adverse impact on our business if we cannot increase the rates on our loans to offset the increase in our cost of funds and to satisfy investor demand for yield. In addition, rapidly rising interest rates could have an unsettling effect on real estate values, which could compromise some of our collateral.
We do not have any formal policy limiting the amount of indebtedness we may incur. At December 31, 2019, debt capital represented approximately 41.7% of our total capital. Depending on various factors we may, in the future, decide to incur additional debt to expand our mortgage loan portfolio in order to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. However, to grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to increase our level of debt to at least 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.
At December 31, 2018, shareholders’ equity was approximately $52.8 million and total bank indebtedness was approximately $27.5 million, consisting of $27.2 million outstanding on our $35 million revolving credit facility and a $300,000 mortgage on our corporate headquarters. In 2019, we refinanced the mortgage on our corporate headquarters, increasing that loan to $800,000 and raised approximately $31.4 million (gross proceeds) of equity capital and $58.2 million (aggregate principal amount) of debt capital. The net proceeds from these financing transactions were used to pay off the entire outstanding balance on our existing $35 million credit facility, which was terminated on June 25, 2019 and for working capital. In connection with the termination of the credit facility, we incurred approximately $800,000 of termination costs, of which approximately $440,000 represented non-cash charges or deferred financing costs. Although these termination costs had a material adverse impact on our 2019 operating results, we believe the restructuring of our balance sheet will have long-term benefits that will enhance our operating performance for the following reasons:
•
we replaced senior secured variable debt with unsecured fixed rate term notes;

•
we have greater flexibility to incur additional indebtedness or to refinance the fixed rate term notes on more favorable terms;

•
we eliminated the significant banking charges and fees associated with the credit facility;

•
we reduced our credit exposure to a single asset class (i.e., residential fix and flip); and

•
the fixed rate notes have fewer covenants and fewer restrictions thereby providing us with greater flexibility to lend on assets with compelling loan to value profiles.

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2019:
Sources of Capital:
Debt:
Bonds payable	$55,475,810
Mortgage payable	784,081
Total debt	56,259,891
Other liabilities	2,390,536
Total liabilities	58,650,427
Capital (equity)	82,560,818
Total sources of capital	$141,211,245
Assets:
Cash and short-term marketable securities	$34,791,739
Mortgages receivable	94,368,689
Other assets	12,050,817
Total assets	$141,211,245
Management
Commencing with our IPO, our founders, Jeffrey C. Villano and John L. Villano, served as co-chief executive officers. In addition, Jeffrey C. Villano served as our president and treasurer and John L. Villano served as our chairman, chief financial officer and secretary. On November 20, 2019, Jeffrey C. Villano resigned from his positions as our co-chief executive officer, president and treasurer. On December 10, 2019, he also resigned as a member of the board of directors. Upon his resignation, the board of directors confirmed John L. Villano as our sole chief executive and appointed him as president and treasurer as well. John L. Villano then resigned as secretary and Peter Giannotti, our in-house counsel, was appointed as secretary in his place.
Pursuant to his employment agreement with us, John L. Villano is required to devote 100% of his time and efforts to our business and has discontinued all other business activities in which he might be engaged even if it does not conflict with our business.
Competition
The real estate finance market in Connecticut is highly competitive. Our competitors include traditional lending institutions such as regional and local banks, savings and loan institutions, credit unions and other financial institutions as well as other market participants such as specialty finance companies, REITs, investment banks, insurance companies, hedge funds, private equity funds, family offices and high net worth individuals. In addition, we estimate that, in addition to us, there are numerous “hard money” lenders of significant size serving the Connecticut real estate market. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital.
Notwithstanding intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small real estate developers, owners and contractors throughout Connecticut and the rest of New England as well as in parts of New York State because we are well-capitalized, we have the flexibility to structure each loan to suit the needs of each individual borrower and we have the ability to act quickly. In addition, we believe we have developed a reputation among these borrowers for offering reasonable terms and providing outstanding customer service. We believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.
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
Employees
As of December 31, 2019, we had 10 employees, including our chief executive officer, of which nine were full-time.
Regulation
Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, we may rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.

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
Regulation of Commercial Real Estate Lending Activities
Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We also are required to comply with certain provisions of, among other statutes and regulations, certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans, The USA PATRIOT Act, regulations promulgated by the Office of Foreign Asset Control and federal and state securities laws and regulations.
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
We rely on the exception set forth in Section 3(c)(5)(C) of the Investment Company Act which excludes from the definition of investment company “any person who is not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and who is primarily engaged in one or more of the following businesses . . . (C) purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The U.S. Securities and Exchange Commission (the “SEC”) generally requires that, for the exception provided by Section 3(c)(5)(C) to be available, at least 55% of an entity’s assets be comprised of mortgages and other liens on and interests in real estate, also known as “qualifying interests,” and at least another 25% of the entity’s assets must be comprised of additional qualifying interests or real estate-type interests (with no more than 20% of the entity’s assets comprised of miscellaneous assets). We believe we qualify for the exemption under this section and our current intention is to continue to focus on originating short term loans secured by first mortgages on real property. However, if, in the future, we do acquire non-real estate assets without the acquisition of substantial real estate assets, we may qualify as an “investment company” and be required to register as such under the Investment Company Act, which could have a material adverse effect on us.
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

Item 1A.   Risk Factors.
The following factors may affect our growth and profitability of and should be considered by any prospective purchaser or current holder of our securities:
Risks Related to Our Business and Our Company
The outbreak and spread of the novel coronavirus disease, known as COVID-19, could have a material adverse effect on our business, operations and financial condition.
On March 20, 2020, Governor Ned Lamont of Connecticut issued an executive order requiring all “non-essential” businesses to close effective 8:00 p.m., Monday, March 23, 2020, until further notice. If this order remains in effect for an extended period, it could disrupt our operations, resulting in reductions in our revenues, net income and cash flow. For example, our ability to review and process loan applications, as well as to underwrite, fund and service loans would be severely compromised. In addition, any disruption to the operations of a borrower could impair its ability to make monthly payments of interest, payments of insurance and/or taxes or to repay the outstanding balances on its loan at maturity. Alternatively, borrowers may feel pressure to conserve cash and delay making payments on their obligations to us until the order is lifted or until business activity returns to normal. Furthermore, banks and other financial institutions may decide to cut back on their lending activities. If borrowers cannot refinance their mortgages, they may not be able to repay their loans when due. Finally, the spread of COVID-19 is having a negative impact on the overall economy, including real estate values, which could also adversely impact a borrower’s ability to repay its loan. As a result, we may be compelled to take measures to preserve our cash flow, including reducing operating expenses and dividend payments until the consequences of the outbreak subside. There may be other adverse consequences to our business, operations and financial condition from the spread of COVID-19 that we have not considered. As a result, we cannot assure you that if COVID-19 continues to spread, that it would not have a material adverse impact on our business, operations and financial condition.
Difficult conditions in the mortgage and real estate markets, the financial markets and the economy generally have caused and may cause us to experience losses in the future.
Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. We believe the risks associated with our mortgage loan portfolio will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial real estate markets specifically, as well as inflation, energy costs, perceived or actual changes in interest rates, European sovereign debt, U.S. budget debates, geopolitical issues, international trade issues, public health issues, and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and the financial and credit markets. Currently, the novel coronavirus disease 2019 (known as COVID-19) is having a significant adverse impact on the economy and the financial and credit markets. It is too soon to fully appreciate the impact COVID-19 will have to the residential and commercial real estate markets in general and the real estate financing market in particular, but we believe it will be material and could adversely affect our business, operations and financial condition. In addition, we cannot assure that similar or a completely different set of adverse conditions will not arise in the future.
An economic slowdown, a public health crisis (such as COVID-19), delayed recovery or general disruption in the mortgage markets may result in decreased demand for residential and commercial properties, which could adversely impact homeownership rates and force owners of commercial properties to lower rents, thus placing additional pressure on property values. We believe there is a strong correlation between real estate values and mortgage loan delinquencies. For example, to the extent that a commercial property owner has fewer tenants or receives lower rents, such owner will generate less cash flow on the property, thus reducing the value of the property and increasing the likelihood that such property owner will default on its debt service obligations. If the borrowers of our mortgage loans default or become delinquent on their obligations, we may incur material losses on those loans. Any sustained period of increased payment delinquencies, defaults, foreclosures or losses could adversely affect both our operating income and our ability to obtain financing on favorable terms or at all. Any deterioration in the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may lower net income, increase losses and a decline in the market value of our assets, all of which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our shareholders.
An increase in interest rates could adversely affect our ability to generate income and pay dividends.
Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. In addition, rising interest rates may also cause loans that we originated prior to an interest rate increase to provide yields that are below prevailing market interest rates. Moreover, if we must refinance our existing indebtedness at higher rates, the spread between our cost of funds and the yield on our mortgage loan portfolio will decrease. While interest rates are currently at historical lows and may remain at these levels for some time, eventually they will have to increase. When they do, the aforementioned factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.
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
Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. In a period of rising interest rates, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment. Similarly, declining real estate values could adversely impact an owner’s ability to refinance a mortgage or sell the underlying property. In this respect, we note that at December 31, 2019 approximately 66 mortgage loans in our portfolio have matured and have not been repaid in full or extended. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the interim loan. To the extent we suffer such losses with respect to our interim loans, our enterprise value and the price of our common shares may be adversely affected.
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
Most of our loans are secured by properties, whether residential or commercial, that are under construction or renovation and are not income producing. The risks of delinquency and foreclosure on these properties may be greater than similar risks associated with loans made on the security of single-family, owner-occupied, residential property. In the case of income producing properties, the ability of a borrower to repay the loan typically depends primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower’s ability to repay the loan, or our ability to receive adequate returns on our investment, may be impaired.
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
Our due diligence may not reveal all the risks associated with a mortgage loan or the property that will be mortgaged to secure the loan, which could lead to losses.
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
At December 31, 2019, approximately 80.0% of the loans in our loan portfolio (representing approximately 76.0% of our outstanding mortgage loans receivable) are secured by residential real property. None of these loans are guaranteed by the U.S. government or any government sponsored entity. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may be less than the outstanding balance of the loan (including principal, accrued but unpaid interest and other fees and charges). In addition, any costs or delays involved in the foreclosure or liquidation process may increase losses.
Finally, residential mortgage loans are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.
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

•
changes in zoning laws;

•
unemployment rates;

•
environmental issues;

•
public health issues (such as COVID-19);

•
casualty or condemnation losses;

•
uninsured damages from floods, hurricanes, earthquakes or other natural disasters; and

•
changes in interest rates.

At December 31, 2019, approximately 90.0% of our mortgage loans (representing approximately 89.0% of the aggregate outstanding principal balance of our loan portfolio) were secured by property located in the Connecticut. As a result, we are subject to the general economic and market conditions in Connecticut as well as those of New England and the northeastern United States. For example, other geographic markets in neighboring states could become more attractive for developers, investors and owners based on favorable costs and other conditions to construct or improve or renovate real estate properties. Some states have created tax and other incentives to attract businesses to relocate or to establish new facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in the markets in which we currently operate. Any adverse economic or real estate developments or any adverse changes in the local business climate in any geographic market in which we have a concentration of properties, could have a material adverse effect on us. To the extent any of the foregoing risks arise in Connecticut, New England and the northeastern United states, our business, financial condition and results of operations and ability to make distributions to shareholders could be materially adversely affected.
The illiquidity of our loan portfolio could significantly impede our ability to respond to adverse changes in economic, financial, investment and other conditions.
Due to the relative illiquidity of our loan portfolio, our ability to promptly sell all or a portion of the portfolio in response to changing economic, financial, investment or other conditions is limited. The real estate market, in general, and real estate lending, especially the type of loans we typically make, is affected by many factors that are beyond our control, including general economic conditions, the state of capital and credit markets. Our inability to dispose of our real estate loans at opportune times or on favorable terms could have a material adverse effect on us.
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
We may adopt new or change our existing underwriting financing, or other strategies and asset allocation and operational and management policies without shareholder consent, which may result in the purchase of riskier assets, the use of greater leverage or commercially unsound actions, any of which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.
Currently, we have no policies in place that limit or restrict our ability to borrow money or raise capital by issuing debt securities. Similarly, we have only a limited number of policies regarding underwriting criteria, loan metrics and operations in general. Even within these policies, management has broad discretion. We may adopt new strategies, policies and/or procedures or change our any of our existing strategies, policies and/or procedures regarding financing, hedging, asset allocation, lending, operations and management at any time without the consent of shareholders, which could result in us originating and funding mortgage loans or entering into financing or hedging transactions with which we have no or limited experience or that are different from, and possibly riskier than the strategies and policies described in this Report. The adoption of new strategies, policies and procedures or any changes, modifications or revisions to existing strategies, policies and procedures, may increase our exposure to fluctuations in real estate values, interest rates, prepayment rates, credit risk and other factors and there can be no assurance that we will be able to effectively identify, manage, monitor or mitigate these risks. A change in our lending guidelines could result in us making different types of real estate loans than those described in this Report.
The board of directors determines our operational policies and may adopt new policies or amend or revise existing policies regarding lending, financing, investment or other operational and management policies relating to growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, shareholders. Changes in our lending and financing strategies and to our operational and management policies, or adoption of new strategies and/or policies, could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.
Moreover, while the board of directors may periodically review our loan guidelines and our strategies and policies, they do not approve every individual mortgage loan that we originate or fund, leaving management with day-to-day discretion over our loan portfolio composition within our broad lending guidelines. Within those guidelines, management has discretion to significantly change the composition of our loan portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by management. Moreover, because management has great latitude within our guidelines in determining the amounts and other terms of a particular mortgage loan, there can be no assurance that management will not make or approve loans that result in returns that are substantially below expectations or result in losses, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our shareholders.
In connection with our lending operations, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third-party service providers may adversely impact our business and financial results.
In connection with our business of originating and funding mortgage loans, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we may rely on appraisers for a valuation analysis of the property that will be mortgaged to secure the loan. We may rely on attorneys to close the loans and to make sure that the loan is properly secured. These and other service providers upon whom we rely, may fail to adequately perform the services that they have been engaged to provide. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. In addition, we could also suffer reputational damage as a result of their acts or omissions, which could lead to borrowers and lenders and other counterparties ceasing to do business with us, which could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.
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
U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades or economic slowdowns in the U.S. In August 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” due, in part, to these concerns. The impact of any further downgrades to the U.S. Government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. A downgrade of the U.S. Government’s credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of our loan portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.
Risks Related to Our Operations, Structure and Change in Control Provisions
Interruptions in our ability to provide our products and our service to our customers could damage our reputation, which could have a material adverse effect on us.
Our business and reputation could be adversely affected by any interruption or failure on our part to provide our products and services to our customers and prospective customers in a timely manner, even if such failures are a result of a natural disaster, public health issues (such as COVID-19), human error, errors and/or omissions by third parties on whom we depend, whether willful or unintentional, sabotage, vandalism, terrorist acts, unauthorized entry or other unanticipated problems. For example, various states and cities throughout the United States have issued guidelines for quarantining to arrest the spread of COVID-19. Some are even considering a mandatory two-week lockdown, as is the federal government. If a significant disruption occurs, we may be unable to take corrective action in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Furthermore, such disruptions may result in legal liability. Accordingly, our failure or inability to provide products and services to our customers in a timely and efficient manner may result in significant liability, a loss of customers and damage to our reputation, which could have a material adverse effect on us.

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
In general, any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third-party service providers is considered a cyber-attack. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber-incident include operational interruption and private data exposure. We cannot assure you that our business and results of operations will not be negatively impacted by a cyber- incident.
The loss of key personnel, such as one of our executive officers, could have a material adverse effect on us.
On November 20, 2019, Jeffrey C. Villano, one of our founders and senior executive officers, and Donna Genovese, our director of marketing and a member of our underwriting team, resigned without advance notice. As one of our founders, Mr. Villano was intimately involved in all aspects of our business, had extensive knowledge of the Connecticut real estate market, was familiar with our systems, policies and procedures and had a personal relationship with many of our borrowers and third-party service providers. Ms. Genovese was responsible for creating and executing our marketing strategy. In addition, she is well-known in the Connecticut real estate market and generated a significant amount of loan originations. The board of directors and John L. Villano, who is our other founder as well as our principal executive officer, immediately took action to reassign the tasks that had been the responsibility of Jeffrey Villano and Ms. Genovese to other employees. Steps were also taken to ensure the integrity of our systems and to protect our property against unpermitted entry and use. As of now, we do not believe that any of our systems or assets have been compromised but our efforts in this regard are ongoing and we intend to continue to monitor the situation for as long as necessary. In addition, the employment agreement between Jeffrey C. Villano and us contains a two-year non-compete and non-solicitation covenant, which we intend to enforce.
We believe that our continued success depends on the continued services of John L. Villano, who is now our chairman, chief executive officer, chief financial officer and treasurer. Our reputation among and our relationships with our key customers are the direct result of a significant investment of time and effort by these individuals to build our credibility in a highly specialized industry. The loss of services of Mr. Villano could diminish our business and investment opportunities and our relationships with lenders, business partners and existing and prospective customers and could have a material adverse effect on us. While we have entered into an employment agreement with John Villano, he can terminate his employment with us at any time. In addition, we do not have any “key man” insurance to protect us in the event of his death or disability. In the event Mr. Villano terminates his employment with us or is unable to carry out his duties, our business and operations will be adversely impacted.
Our inability to recruit or retain qualified personnel or maintain access to key third-party service providers and software developers, could have a material adverse effect on us.
We must continue to identify, hire, train, and retain qualified professionals, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills that will help us grow. There is a shortage of qualified personnel in these fields, and we compete with other companies for the limited pool of these personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. An increase in these costs or our inability to recruit and retain necessary professional, technical, managerial, sales and marketing personnel or to maintain access to key third-party providers could have a material adverse effect on us.
The stock ownership limit imposed by our charter may inhibit market activity in our common shares and may restrict our business combination opportunities.
In order for us to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT). This test is known as the “5/50 test.” Attribution rules in the Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by the board of directors, no person may own more than 4.99% in value of the aggregate of the outstanding shares of our capital stock or more than 4.99% in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of our common shares. Our founders, Jeffrey C. Villano and John L. Villano, are both exempt from this provision. The ownership limits contained in our charter could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then current market price for our common shares or would otherwise be in the best interests of our shareholders.
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
Risks Related to Debt Financing
If we cannot access external sources of capital on favorable terms or at all, our ability to execute our business and growth strategies will be impaired.
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
A key element of our growth strategy is to use leverage to increase the size of our loan portfolio to enhance our returns. If we are unable to leverage our assets to the extent we currently anticipate, the returns on our loan portfolio could be diminished, which may limit or eliminate our ability to make distributions to our shareholders.
Our outstanding indebtedness as of December 31, 2019 was approximately $59.0 million, which exposes us to the risk of default thereunder, among other risks.
At December 31, 2019, our total outstanding indebtedness was approximately $59.0 million, including approximately $58.2 million unsecured unsubordinated fixed rate term notes that mature in 2024 and $0.8 million is a first mortgage loan that is due in March, 2029 and that is secured by a lien against our corporate headquarters. Our organizational documents contain no limitations regarding the maximum level of indebtedness, whether as a percentage of our market capitalization or otherwise, that we may incur. As our capital needs continue to grow, we anticipate increasing our overall indebtedness. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:
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
Despite our current debt levels, we may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted presently under the terms of the agreements governing our borrowings from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness when due and distributions to our shareholders.

Our outstanding fixed rate term notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.
We currently have approximately $58.2 million aggregate principal amount of fixed rate term notes (the “Notes”) outstanding. The Notes are unsecured. As a result, they are effectively subordinated to all of our existing and future secured indebtedness, such as the existing mortgage loan from Bankwell Bank (the “Mortgage Loan”), or any new revolving credit facility or other indebtedness to which we subsequently grant a security interest, to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.
The Notes are subordinated to the indebtedness and other liabilities of our subsidiaries.
The Notes are our exclusive obligations, and not of any of our subsidiaries. In addition, the Notes are not guaranteed by any third-party, whether an affiliate or unrelated. None of the assets of our subsidiaries will be directly available to satisfy the claims of holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries. In addition, our subsidiaries and these entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.
The indenture under which the Notes are issued contains limited protection for holders of the Notes.
The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the Notes. Except in limited circumstances, the terms of the indenture and the Notes do not restrict our ability to:
•
issue securities or otherwise incur additional indebtedness or other obligations, including (i) any indebtedness or other obligations that would be equal in right of payment to the Notes, (ii) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (iii) indebtedness that we incur that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (iv) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of these entities;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness;

•
sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•
enter into transactions with affiliates;

•
create liens or enter into sale and leaseback transactions;

•
make investments; or

•
create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control or any other event.

Similarly, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as long as we adhere to the Asset Coverage Covenant (see page 37 of this Report).
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences to the holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.
Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes are issued does not contain cross-default provisions. The issuance or incurrence of any indebtedness with incremental protections could affect the market for, trading volume and prices of the Notes.
An increase in market interest rates could result in a decrease in the value of the Notes.
In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Consequently, if you own Notes or purchase Notes, and the market interest rates subsequently increase, the market value of your Notes may decline. We cannot predict the future level of market interest rates.
Although the Notes are listed on the NYSE American, an active trading market for the Notes may not develop, which could limit the ability of Noteholders to sell the Notes and/or the market price of the Notes.
Although the Notes are listed on the NYSE American, there is limited trading of the Notes on the exchange and we cannot assure holders of the Notes that an active trading market will develop or be maintained for the Notes. In addition, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Although the underwriters advised us at the time of issuance that they intend to make a market in the Notes, they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, we cannot assure you that a liquid trading market for the Notes will develop or can be sustained, or that holders of the Notes will be able to sell their Notes at a particular time or that the price they will receive at the time of sale will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed. Accordingly, the Noteholders may be required to bear the financial risk of an investment in the Notes indefinitely.
We may choose to redeem the Notes when prevailing interest rates are relatively low.
The Notes are redeemable any time beginning on the second anniversary of their issuance date. Notes having an aggregate principal amount of approximately $23.7 million will be redeemable on or after June 25, 2021 and Notes having an aggregate principal amount of  $34.5 million will be redeemable on or after November 7, 2021. We may choose to redeem the Notes when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, holders of the Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact the ability of holders to sell the Notes as the optional redemption date or period approaches.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.
Any default under the agreements governing our existing indebtedness or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest. In addition, the lenders under any revolving credit facility or other financing that we may obtain in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Any such default may constitute a default under the Notes, which could further limit our ability to repay our indebtedness, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from our existing lenders at the time to avoid being in default. If we breach any loan covenants, we may not be able to obtain such a waiver from the lenders. If this occurs, we would be in default under the credit arrangement that we have, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing the debt. Because the Mortgage Loan has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Mortgage Loan or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.
We are not obligated to contribute to a sinking fund to retire the Notes and the Notes are not guaranteed by a third-party.
We are not obligated to contribute funds to a sinking fund to repay principal or interest on the Notes upon maturity or default. The Notes are not certificates of deposit or similar obligations of, or guaranteed by, any depositary institution. Further, no private party or governmental entity insures or guarantees payment on the Notes if we do not have enough funds to make principal or interest payments.
A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline significantly.
Our credit rating is an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit rating will generally affect the market value of the Notes. Our credit rating, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the Notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.
The Notes have received a private rating of BBB+ from Egan-Jones Ratings Company. An explanation of the significance of ratings may be obtained from the rating agency. Generally, rating agencies base their ratings on such material and information, and such of their own investigations, studies and assumptions, as they deem appropriate. We have no obligation to maintain our credit rating or to advise holders of the Notes of any changes in our credit rating. There can be no assurance that our credit rating will remain for any given period of time or that such credit rating will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit rating so warrant.
Risks Related to Regulatory Matters
Maintenance of our Investment Company Act exemption imposes limits on our operations.
We have conducted and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are several exclusions under the Investment Company Act that are applicable to us. To maintain the exclusion, the assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act. If we fail to qualify for, our exclusion, we could, among other things, be required either (a) to change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have a material adverse effect on our operations and the market price of our common shares.

Tax Risks Related to Our Structure
Failure to qualify as a REIT would adversely affect our operations and ability to make distributions.
We believe that we were organized and, since the IPO, have operated and we plan to continue to operate in conformity with the requirements for qualification and taxation as a REIT. We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2017. Our continued qualification as a REIT will depend on our ability to meet, on an ongoing basis, various complex requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. In order to satisfy these requirements, we might have to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our operational performance. Moreover, while we intend to continue to operate so to qualify as a REIT for U.S. federal income tax purposes, given the highly complex nature of the rules governing REITs, there can be no assurance that we will so qualify in any taxable year.
We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT and the statements in this Report are not binding on the IRS, or any court. If we fail to qualify as a REIT in any taxable year and we do not qualify for certain statutory relief provisions, all our taxable income would be subject to U.S. federal and state income taxes at the prevailing corporate income tax rates, we would no longer be allowed to deduct the distributions to our shareholders and we generally would be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status.
Qualifying as a REIT involves highly technical and complex provisions of the Code and therefore, in certain circumstances, may be subject to uncertainty.
In order to qualify as a REIT, we must satisfy several requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our share ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for federal income tax purposes.
Even if we qualify as a REIT, we will be subject to some taxes that will reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a sale is a prohibited transaction depends on the facts and circumstances related to that sale. The need to avoid prohibited transactions could cause us to forgo or defer sales of assets that we otherwise would have sold or that might otherwise be in our best interest to sell. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would reduce our cash flow and could decrease cash available for distribution to shareholders and decrease cash available to service our indebtedness.
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
The maximum tax rate applicable to income from “qualified dividends” payable by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to dividends received by a REIT from taxable corporations (such as a “taxable REIT subsidiary”), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Effective for taxable years beginning after December 31, 2017, and before January 1, 2026, those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT “C” corporations that pay dividends, which could depress the market price of the stock of REITs, including our common shares.
We may in the future choose to pay dividends in the form of common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.
We may seek in the future to distribute taxable dividends that are payable in cash and common shares, at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the common shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our shareholders could determine to sell common shares in order to pay taxes owed on dividends, may put downward pressure on the market price of our common shares.
Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive investment opportunities.
To qualify as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities (the “75% asset test”). The remainder of our investments (other than securities includable in the 75% asset test) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than securities includable in the 75% asset test) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more “taxable REIT subsidiaries” (of which we have none), and debt instruments issued by publicly offered REITs, to the extent not secured by real property or interests in real property, cannot exceed 25% of the value of our total assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investment opportunities. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders and our income and amounts available to service our indebtedness.
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
The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There were only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us. For example, the TCJA amends the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the TCJA reduces the limit for individuals’ mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change, and the reduction in deductions for state and local taxes (including property taxes), may adversely affect the residential mortgage markets in which we invest.
Prospective shareholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our common shares.

Risks Relating to our Common Shares
The market price and trading volume of our securities may be volatile.
The market price of our common shares is highly volatile and subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. Since January 2, 2020 through the date of this Report our stock price has ranged from a high of  $4.40 on January 16th to a low of  $1.23 on March 18th and volume has ranged from a high of 706,500 shares on March 12th to a low of 26,300 shares on February 19th. Some of the factors that could result in fluctuations in the price or trading volume of our securities include, among other things: actual or anticipated changes in our current or future financial performance; actual or anticipated changes in our current or future dividend yield; and changes in market interest rates and general market and economic conditions, including the perceived impact of COVID-19 on the U.S/. and global economies. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly.
We have not established a minimum dividend payment level for our common shareholders and there are no assurances of our ability to pay dividends to our common shareholders in the future.
We intend to pay quarterly dividends and to make distributions to our common shareholders in amounts such that all or substantially all our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common shareholders and our ability to pay dividends may be harmed by the risk factors described herein. All distributions to our common shareholders will be made at the discretion of the board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as the board of directors may deem relevant from time to time. We cannot assure you of our ability to pay dividends to our common shareholders in the future at the current rate or at all. If our ability to pay dividends is compromised, whether as a result of the risks set forth in this Report or for any other reason, the market price of our common shares could decline.
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
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
In March 2019 we relocated our principal offices to 698 Main Street, Branford, Connecticut upon the completion of renovations. Prior to March 2019, our principal offices were located at 23 Laurel Street, Branford, Connecticut, which is owned by Union News of New Haven, Inc., an affiliate of Jeffrey C. Villano, who served as our co-chief executive officer until November 20, 2019 and as a member of the board of directors until December 10, 2019.
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
On March 27, 2020, the last reported sale price of our common shares on the NYSE American was $2.09 per share.
Holders
As of March 20, 2020, we had 69 shareholders of record of our common shares. Computershare Trust Company, N.A. serves as transfer agent for our common shares.
Dividends and Distribution Policy
The holders of our common shares are entitled to receive dividends as may be declared from time to time by the board of directors. Payments of future dividends are within the discretion of the board of directors and depend on, among other factors, our retained earnings, capital requirements, operations and financial condition.
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
The table below sets forth all dividends paid since 2017:
Payment Date	Amount Per Share
2020
January 27	$0.12
2019
October 22	$0.12
July 29	$0.12
April 18	$0.12
January 10*	$0.17
2018
November 6	$0.12
July 27	$0.11
April 27**	$0.105
February 27***	$0.105

Payment Date	Amount Per Share
2017
November 17	$0.105
July 27	$0.105
April 27	$0.05

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

Our ability to pay dividends, the amount of the dividend and the frequency at which we will pay dividends is subject to numerous factors, many of which are discussed elsewhere herein including under the caption “Risk Factors”. The payment of dividends (including the amount and frequency) will depend on numerous factors, including the following:
•
how quickly we can deploy the net proceeds from the sale of equity and debt securities to make new loans;

•
our ability to increase the interest rate on our loans;

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

In light of the impact of the COVID-19 epidemic on general economic conditions and the capital markets, our primary concern is to preserve liquidity until we can accurately assess the true market impact of the COVID-19 on our business, operations and financial condition. Accordingly, our board of directors has decided to defer any decision on dividends payable in 2020 until July 2020. We currently operate and qualify as a REIT for federal income taxes and we intend to continue to qualify and operate as a REIT. Under federal income tax rules, a REIT is required to distribute a minimum of 90% of taxable income each year to its shareholders and we intend to comply with this requirement for the current year.
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
Company Overview
We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e. three years or less) loans secured by first mortgage liens on real property. From our inception, in December 2010, through our initial public offering, in February 2017, we operated as a limited liability company. On February 9, 2017, we completed our initial public offering (the “IPO”), the primary purpose of which was to raise equity capital to fund mortgage loans and expand our mortgage loan portfolio and to diversify our ownership so that we could qualify, for federal income tax purposes, as a real estate investment trust, or REIT.
We believe that, since consummation of the IPO, we met all the requirements to qualify as a REIT for federal income tax purposes and elected to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% exercise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.
Year in Review — 2019; Outlook for 2020
Compared to 2018, in 2019 revenues increased approximately 8.3%, our mortgage loan portfolio increased approximately 19.6% and shareholders’ equity increased approximately 56.4%. On the other hand, net income decreased approximately 20.3%. Nevertheless, we believe that the decrease in net income was directly to related to certain specific events that are unlikely to be repeated.
Specifically, the following events had a significant impact on our financial condition and operations:
(i)   The termination of our $35 million revolving credit facility. We believe that the credit facility was costly and inhibited our ability to operate freely. The termination costs were significant — approximately $780,000, including a $439,446 non-cash charge.
(ii)   The resignation of Jeffrey C. Villano. In November 2019, Jeffrey C.Villano, our co-chief executive officer, president and treasurer, abruptly resigned from his positions as an officer and in December he resigned as a member of our board of directors. Mr. Villano was one of our founders and, since our IPO served as our co-chief executive officer, president and treasurer. Aside from the disruption to our operations caused by his resignations, we also incurred significant costs, including legal and other professional fees to protect our legal rights and the integrity of our systems. In addition, as a result of his resignation and the resignation of Donna Genovese, our director of marketing, we hired new employees to fill their roles.
(iii)   We failed to reach an agreement with Bankwell Bank regarding a new replacement credit facility. Even before we terminated our relationship with Webster Business Credit Corporation, we had entered into discussions with Bankwell Bank, our primary banking relationship, prior to Webster, regarding a new, smaller, credit facility that would be cheaper and give us greater flexibility to operate our business. Ultimately, we were not able to reach an agreement with Bankwell and we terminated those discussions. As a result, we were forced to write-off a significant amount of legal fees relating to those discussion, including $70,000 of legal fees that Bankwell incurred and we were required to pay.
(iv)   We raised approximately $90 million of capital. In 2019, we consummated four public offerings, including two five-year note offerings for aggregate gross proceeds of approximately $58.2 million, an $11.5 million offering of common shares and a $30 million at-the-market common share offering (subsequently reduced to $11.5 million.) This was in addition to a $16 million at-the market offering that we closed in November 2018, but which was sold in 2019. The net proceeds that we realized from these offerings enabled us to pay off the balance on our $35 million credit facility and increase our mortgage loan portfolio.

In terms of our outlook for 2020, we see certain fundamental changes that affect our business. The biggest challenge at this time is the impact of COVID-19 or actions taken to contain the spread of COVID-19. Until now, we have been very fortunate — we have not had to shut our offices or ask our employees to work remotely. In addition, none of our employees have been quarantined. However, that could change quickly. If we are forced to close our office, key employees are equipped to work remotely. They will process loan requests and provide the necessary documentation to underwriters from off-site locations. Our loan underwriters will have to do their analysis off-site but will not have access to background and credit profiles of borrowers from a remote working location. Thus, if we cannot work in our office, the underwriting process will continue to function, but it will take much longer to complete. Loan committee meetings will need to be handled telephonically instead of in-person. Again, that may delay the approval process and it may not be as efficient or as thorough as it has been in the past. In addition, we may not be able to meet with borrowers or potential borrowers which could adversely impact our ability to service our loans, monitor compliance and originate new loans. Finally, the filing of loan documents with the various recording offices may be delayed. In summary, the consequences may include one or more of the following:
•
increase the amount of time necessary to review loan applications, structure loans and fund loans;

•
adversely impact the ability of borrowers to remain current on their obligations;

•
reduce the rate of prepayments;

•
delay the completion of renovation projects in process;

•
inhibit the ability of borrowers to sell their properties in order to repay their obligation to us; and

•
delay foreclosure or other judicial proceedings necessary to enforce our rights.

In light of the impact of the COVID-19 epidemic on general economic conditions and the capital markets, we are considering various steps to reduce our risks. Our primary concern in this environment is to preserve liquidity until we can accurately assess the true market impact of the COVID-19 on our business. Out of an abundance of caution, we are considering the following changes to our underwriting guidelines as of April 1, 2020 applicable to new loans (i.e., we will honor all commitments through March 31, 2020):
•
limiting new loan activity to the amount of cash generated by loan pay-offs;

•
reducing the loan-to-value ratio to 50%;

•
loans in excess of  $1 million would require the approval of one of our independent directors; and

•
requiring an interest reserve with respect to loans exceeding a specified amount (as yet undetermined).

As is the case with most industries and businesses impacted by COVID-19, we are limited in terms of the tools that are available to us to blunt the impact of COVID-19. Our number one priority is the health and safety of our employees. We will do all that is possible, to keep our operations going, maintain contact with all our borrowers and applicants and, where necessary and appropriate, take any and all legal action required to enforce our rights. However, we cannot assure you that our business, operations and financial condition will not be adversely impacted by COVID-19.
Other factors that we believe will impact our business in 2020 include the following:
(i)   Increased competition. In the past, our primary competitors were other non-bank real estate finance companies (like us) and banks and other financial institutions. Our principal competitive advantages included our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. Clearly, the primary driver for these new market participants is the need to generate yield. They are well-funded and aggressive in terms of pricing.
(ii)   Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers. As borrowers have more choices, they are demanding better terms. For 2019, the yield on our portfolio was down slightly to 12.42% from 12.85% in 2018. We expect further rate compression in 2020.

(iii)   Declining property values. The rate of increasing property values has slowed and, in some cases, has even reversed. Although our default and foreclosure rate has been relative consistent over the last three years, as property values decline the risk of foreclosure increases. Our response to this development has been to adhere to our strict loan-to-value ratio, limit the term of our loans to not more than one year and aggressively enforce of our rights when loans go into default.
Despite the challenges we faced in 2019 and the changing dynamics of the real estate finance marketplace and the impact of COVID-19, we continue to believe in the viability of our business model. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve on our existing underwriting and loan criteria. Specifically, we believe that the following changes wrought in 2019 will, in fact, help us deal with the uncertainties expected in 2020.
(i)   As of December 31, 2019, we had a cash, cash equivalents and short-term marketable security balance of approximately $34.8 million, which we will use to increase our mortgage loan portfolio. Over the first two months of 2020, our mortgage loan portfolio has increased approximately $15 million.
(ii)   Although the amount of our indebtedness may have increased, the cost of maintaining and servicing that indebtedness will probably be reduced. The annual cost to maintain and service the $35 million Webster credit facility was significant and included in-house legal and personnel costs, recording and re-assignment fees as well as Webster Bank collateral maintenance fees. Unlike the revolving credit facility with Webster, other than interest, the notes do not have any significant costs and expenses. In addition, unlike the Webster credit facility, which had a number of covenants that restricted our ability to operate, the Notes have one single covenant — an asset coverage ratio of 150% — which gives us plenty of flexibility in terms of the size of the mortgage loans we choose to make, the markets in which we choose to operate and the nature of the collateral. In addition, whereas the Webster credit facility was secured by a first priority lien on all our assets, the notes are unsecured.
(iii)   We have made the necessary adjustments to our operations to replace Jeffrey Villano and Ms. Genovese by hiring new employees and re-assigning existing employees to new tasks. We believe these changes will result in significant savings, principally in the area of compensation and general and administrative expenses, without compromising quality.
(iv)   We have adjusted our business and growth strategy to address changes in the marketplace and our growth to date. Specifically, we are looking to expand our geographic footprint beyond Connecticut, we are looking at funding larger loans than we have in the past and we are looking to fund higher-quality projects. In the last quarter of 2019 and the first two months of 2020, we have funded loans secured by properties in Phoenix, Arizona, Austin, Texas, Charleston, South Carolina and Littleton, Colorado. We continue to look for opportunities in new markets that meet our basic underwriting and loan criteria. In addition, we believe the migration to higher quality transactions will offset any rate compression and help us maintain a low foreclosure rate.
Operational and Financial Overview
Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 13.0% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 70%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, taking into consideration the loan under consideration.
In light of the impact of the COVID-19 epidemic on general economic conditions and the capital markets, we are considering various steps to reduce our risks. Our primary concern in this environment is to preserve liquidity until we can accurately assess the true market impact of the COVID-19 on our business, operations and financial condition. Out of an abundance of caution, we are considering the following changes to our underwriting guidelines as of April 1, 2020 applicable to new loans (i.e., we will honor all commitments through March 31, 2020):
•
limiting new loan activity to the amount of cash generated by loan pay-offs;

•
reducing the loan-to-value ratio to 50%;

•
loans in excess of  $1 million would require the approval of one of our independent directors; and

•
requiring an interest reserve with respect to loans exceeding a specified amount (as yet undetermined).

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is currently more heavily weighted to equity rather than debt — approximately 59.6% vs. 41.7% of our total capitalization at December 31, 2019. At December 31, 2019, we had outstanding two series of unsecured, unsubordinated five-year notes — $23.7 million due June 30, 2024 and bearing interest at the rate of 7.125% per annum and $34.5 million due December 30, 2024 bearing interest 6.875% per annum. For the years ended December 31, 2019 and 2018, the yield on our mortgage loan portfolio was 12.41% and 12.85%, respectively. For this purpose, yield takes into account interest payments, origination fees and other fees and charges collected from borrowers and related to originating, managing or servicing our mortgage loan portfolio. We expect interest rate compression to continue to be a factor in 2020 due to increased competition and borrower demands. On the other hand, since the interest rate on our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression if and when interest rates begin to increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.
In addition, we seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. At December 31, 2019, approximately 31.1% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.
As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At December 31, 2019, nine of our mortgage loans were the subject of enforcement or collection proceedings. The aggregate amount due on these loans, including principal and unpaid accrued interest, was approximately $2.6 million, representing approximately 2.8% of our aggregate mortgage loan portfolio. In the case of each of these loans, we have determined the value of the collateral exceeds the aggregate amount due. To date, the aggregate amount of realized losses on our loan portfolio have been de minimis, and, consequently, we have no reserve for losses on our balance sheet.
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
We do not have any formal policy limiting the amount of indebtedness we may incur. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2019, debt proceeds represented approximately 41.7% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt to at least 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.
On October 31, 2019, we issued and sold $30.0 million aggregate principal amount of our 6.875% Notes due 2024 and on November 20, 2019 we issued and sold an additional $4.5 million aggregate principal amount of 6.875% Notes due 2024 to cover underwriter overallotments, (collectively, the “ December Notes”) in an underwritten public offering. The Notes were sold to the public at par. The aggregate net proceeds from the sale of the December Notes, after payment of the underwriting discount and other offering expenses were $33.0 million.
On June 21, 2019, we issued and sold $23.0 million aggregate principal amount of our 7.125% Notes due 2024 and on July 2, 2019 we issued and sold an additional $663,000 aggregate principal amount of 7.125% Notes due 2024 to cover underwriter overallotments, (collectively, the “ June Notes”) in an underwritten public offering. The Notes were sold to the public at par. The aggregate net proceeds from the sale of the June Notes, after payment of the underwriting discount and other offering expenses were $22.4 million.
Both the December Notes and the June Notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest) and structurally subordinated to all existing and future indebtedness of our subsidiaries. Interest on both issues is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year the Notes are outstanding. The December Notes have a maturity date of December 30, 2024 and the June Notes have a maturity date of June 30, 2024.
Both the December Notes and June Notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such Notes when due and satisfying any additional conditions required under the Indenture (defined below), we will be deemed to have been discharged from our obligations under the Notes and (ii) an “Asset Coverage Ratio” requirement pursuant to which we may not pay any dividends or make distributions in excess of 90% of our taxable income, incur any indebtedness or purchase any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of the Company’s total assets bears to the aggregate amount of its indebtedness.
We may, at our option, at any time and from time to time, on or after November 7, 2021, in the case of the December Notes, and June 30, 2021, in the case of the June Notes, redeem such Notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed Notes.
The December Notes are listed on the NYSE American LLC with a trading symbol of  “SACC” and the June Notes are listed on the NYSE American with a trading symbol “SCCB.”
We have entered into an Indenture, dated June 21, 2019, with U.S. Bank National Association, as trustee (the “Trustee”), as well as supplements thereto, one for the December Notes and one for the June notes, which provides for the form and terms of the Notes and the issuance of the Notes as a new series of securities of the Company. The Indenture also contains events of default and cure provisions.

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
Our qualification as a REIT depends on our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our compliance with the distributions requirements applicable to REITs and the diversity of ownership of our outstanding common shares. We cannot assure you that we will be able to maintain our qualification as a REIT.
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
Results of Operations
Years ended December 31, 2019 and 2018
Total revenue
Total revenue for the year ended December 31, 2019 was approximately $12.7 million compared to approximately $11.7 million for the year ended December 31, 2018, an increase of approximately $1.0 million, or 8.3%. The increase in revenue represented an increase in lending operations. For 2019, interest income was approximately $9.8 million, origination fees were approximately $1.5 million, late and other fees were approximately $265,000, processing fees were approximately $167,000, net rental income was approximately $69,000 and other income was approximately $827,000. In comparison, in 2018, interest income was approximately $9.0 million, origination fees were approximately $1.4 million, late and other fees were approximately $189,000, processing fees were approximately $138,000, rental income was approximately $102,000 and other income was approximately $837,000. Components of other income in 2019 included income from advances to borrowers of approximately $219,000, lender fees, not including origination fees, of approximately $222,000, loan modification fees of approximately $84,000, extension fees of approximately $145,000 and in-house legal fees of approximately $153,000. For 2019 we recognized a net loss on sale of real estate of approximately $35,000 compare to a net gain on sale of real estate in 2018 of approximately $75,000.
Operating costs and expenses
Total operating costs and expenses for the year ended December 31, 2019 were approximately $6.5 million compared to approximately $3.9 million for 2018, an increase of approximately $2.6 million, or 64.5%. The increase in operating costs and expenses is due to an increase in our lending operations and our financing activities during the year. Interest expense and amortization of deferred financing costs increased approximately 76.4% in 2019 compared to 2018. In 2019 the total amount was approximately $2.9 million, including the write-off of approximately $439,000 of deferred financing costs relating to the termination of our $35 million credit facility. In 2018 the total amount was approximately $1.7 million, including approximately $137,000 of amortization of deferred financing costs. Professional fees in 2019 were approximately $543,000 compared to $417,000 in 2018. The increase was due to incremental services incurred in connection with the resignation of our former co-chief executive officer and board member, Jeffrey C. Villano, various other transactions that were never consummated and other activities. We also incurred approximately $340,000 of expenses related to the termination of our $35 million credit facility. Compensation expense increased approximately $286,000 due to the increase in the number of employees necessitated by the growth in our operations. Other expenses and taxes increased to $90,400 from $20,700. General administrative expenses were approximately $479,000 in 2019 compared to $437,000 in 2018. In addition, in 2019 we recorded an impairment loss of  $417,000 compared to an impairment loss of  $67,500 in 2018. The increase was due to reductions in the value of various real estate assets we own.
Net income and net income per share
Net income for 2019 was approximately $6.2 million compared to approximately $7.8 million for 2018 due primarily to the increase in our operating costs and expenses as detailed above. As a result of the reduction in our net income and the increase in the weighted number of common shares outstanding, net income per share for 2019 was $0.32 compared to $0.50 for 2018.
Liquidity and Capital Resources
Total assets at December 31, 2019 were approximately $141.2 million compared to approximately $86.0 million at December 31, 2018, an increase of approximately $55.2 million, or 64.2%. The increase was due primarily to the growth in our mortgage loan portfolio, approximately $94.3 million at December 31, 2019 compared to approximately $78.9 million at December 31, 2018, an increase in cash, cash equivalents and short-term marketable securities, approximately $34.8 million in 2019 compared to approximately $159,000 in 2018, an increase in property and equipment, approximately $1.35 million in 2019 compared to approximately $1.2 million in 2018, and an increase in real estate owned, approximately $8.3 million in 2019 compared to approximately $2.9 million in 2018. The increase in real estate owned is due, in part, to the fact that we capitalized past due real estate taxes that we paid, costs to repair and maintain property, legal costs to secure title and finally costs to prepare the property for sale. The amount of time to secure title and prepare property for sale is significant and costly. We continually monitor what we believe is a general slowing in economic activity, particularly in the real estate market.
Total liabilities at December 31, 2019 were approximately $58.7 million (net of deferred financing costs of  $2.7 million) compared to approximately $33.2 million at December 31, 2018, an increase of approximately $25.5 million, or approximately 76.6%. Total indebtedness at December 31, 2019 was approximately $58.9 million compared to approximately $27.5 million at December 31, 2018. The only other significant liability at December 31, 2019 was deferred revenue of approximately $1.2 million compared to approximately $1.1 million at December 31, 2018.
Total shareholders’ equity at December 31, 2019 was approximately $82.6 million compared to approximately $52.8 million at December 31, 2018, an increase of approximately $29.8 million. This increase was due primarily to net income of  $6.2 million, and the sale of common shares in 2019, which generated net proceeds of approximately $30.5 million, which was offset by dividends paid.
Net cash provided by operating activities in 2019 was $8.1 compared to $6.2 million in 2018. For 2019, net cash from operating activities was primarily the result of net income of  $6.2 million, the write-off and amortization of deferred financing costs of  $723,000, impairment loss of  $417,000, a decrease in the amounts due from borrowers of  $385,000 and increases in deferred revenue of  $147,000 and advances from borrowers of  $531,000, all of which were offset by an increase in interest and fees receivable of  $154,000 and a decrease in accrued interest of  $173,000. For 2018, net cash from operating activities was primarily the result of net income of  $7.8 million, amortization of deferred financing costs of  $137,000, a decrease in other receivables of  $235,000, and an increase in accrued interest of  $136,000, all of which were offset by increases in interest and fees receivable of  $995,000 and amounts due from borrowers of  $243,000 and decreases in amounts due to note purchaser of  $723,000 and advances from borrowers of  $116,000.
Net cash used for investing activities for 2019 year was approximately $37.8 million compared to approximately $16.8 million for 2018. For 2019, the major contributors to the increase in net cash used for investing activities were purchase of marketable securities ($16.0 million), principal disbursements for mortgages receivable ($64.7 million) and acquisitions and improvements to real estate ($1.3 million). These amounts were offset by principal collections on mortgages receivable ($43.3 million) and proceeds from sale of real estate ($1.1 million). Marketable securities were purchased with the net proceeds from our various securities offerings pending their use to originate new mortgage loans. For 2018, cash flow used for investing activities was essentially principal disbursements for mortgages receivable ($42.1 million) offset by principal collections on mortgages receivable ($24.6 million).
Net cash provided by financing activities for 2019 year was approximately $48.4 million compared to approximately $9.8 million for 2018. Net cash provided by financing activities for 2019 consisted primarily of proceeds from our equity offerings of approximately $30.5 million and from our sale of our unsecured, unsubordinated notes of approximately $58.2 million offset by deferred financing costs of  $2.9 million, proceeds from our credit facility of approximately $42.7 million offset by repayments under that facility of approximately $69.9 million, dividends paid of approximately $9.7 million and net repayments of  $1,200,000 on notes due to shareholder. Net cash provided by financing activities in the 2018 period consists primarily of approximately $77.6 million of proceeds from the credit facility, offset by repayments on our credit facility of approximately $60.2 million, dividends paid of approximately $6.8 million, financing costs and costs related to sales of common shares of approximately $595,000 and $160,000 respectively.
We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, dividend payments, interest payments on our indebtedness and payments for usual and customary operating and administrative expenses, such as employee compensation and sales and marketing expenses. Based on this analysis, we believe that our current cash, cash equivalent balances, and short-term marketable securities our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.
Our long-term cash needs will include principal payments on outstanding indebtedness and funding of new mortgage loans. Funding for long-term cash needs will come from unused net proceeds from financing activities, operating cash flows and proceeds from sales of real estate owned.
From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).
Subsequent Events
On January 7, 2020, we declared a dividend of  $0.12 per share, or $2,654,076 in the aggregate, payable on January 27, 2020 to shareholders of record as of January 17, 2020.
In January 2020, we entered into a ten-year, triple net lease with annual base rent of  $67,392 on property classified as held for sale at December 31, 2019.
On February 14, 2020, we sold two properties of a five-property portfolio classified as real estate held for sale at December 31, 2019, receiving $866,277 in net proceeds. We do not believe there is any loss to be recognized in connection with this sale.
On February 26, 2020, we sold a property classified as real estate held for sale at December 31, 2019 receiving $223,959 in net proceeds. We recognized an impairment loss of  $62,027 for the year ended December 31, 2019.
On January 27, 2020, we filed a registration with the SEC on Form S-3 covering the offering and sale of up to $100 million of our securities, including common shares, preferred shares, debt securities, warrants, guaranties and units consisting of two or more classes of the foregoing securities. The registration statement became effective February 5, 2020.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.
Contractual Obligations
As of December 31, 2019, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$10,919	$2,888	$7,312	$719	$—
Unfunded portions of outstanding construction loans	6,617,459	6,617,459	—	—	—
Unfunded loan commitments
Total contractual obligations	$6,628,378	$6,620,347	$7,312	$719	$—
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
Item 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of John L. Villano, our chief executive and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 (the “Evaluation Date”). Based upon that evaluation, Mr. Villano concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of John L. Villano, our principal executive and principal financial officer, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Our internal control system was designed to provide reasonable assurances to our management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in 2013 (the “2013 Framework”). The 2013 Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report.
Changes in Internal Control Over Financial Reporting
Except as otherwise set forth in the ensuing paragraph, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Jeffrey C. Villano, who was our co-chief executive officer and president, resigned effective November 21, 2019. Mr. Villano’s duties included loan servicing and origination, accounting and cash management and other operational duties. After his resignation, those duties were assigned primarily to John L. Villano, currently our chief executive officer and chief financial officer, and Salvatore DeCola, our comptroller.
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
Our executive officers and directors, and their respective ages as of March 20, 2020, are as follows:
Name	Age	Position
John L. Villano	59	Chairman, Chief Executive Officer, Chief Financial Officer President and Treasurer
Leslie Bernhard(1, 2)	76	Director
Arthur L. Goldberg(1, 3)	81	Director
Brian A. Prinz(1, 4)	67	Director

(1)
Member of the Audit, Compensation and Nominating and Corporate Governance Committees.

(2)
Chair of the Compensation Committee.

(3)
Chair of the Audit Committee.

(4)
Chair of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors:
John L. Villano, is Chairman of the board of directors, Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Villano, along with his brother Jeffrey C. Villano, was a founder of SCP and of JJV, the manager of SCP as well as a co-manager of each of those entities. At the time of our IPO, he became our Chairman, co-Chief Executive Officer, Chief Financial Officer and Secretary. In November 2019, upon the resignation of his brother, Jeffrey C. Villano, in November 2019 he was appointed Chairman, Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Villano is a certified public accountant and was engaged in the private practice of accounting and auditing for almost 30 years. He became a full-time employee and a director as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. He is also responsible for all our accounting and financial matters. Mr. Villano holds a bachelor’s degree in Accounting from the University of Rhode Island in 1982. We believe that Mr. Villano’s experience in managing our business for the last six years and his professional background as a certified public accountant make him an important part of our management team and make him a worthy candidate to serve on the board of directors.
Leslie Bernhard became a member of the board of directors as of February 9, 2017. She has served as the non-executive chairman of the board of directors of Milestone Scientific Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices, since October 2009, and an independent director of Milestone since May 2003. She also served as interim chief executive officer of Milestone from October 2017 to December 2017. From 2007 through September 2018, Ms. Bernhard has also served as an independent director of Universal Power Group, Inc., a global supplier of power solutions (“UPG”), and since September 2018 she has been serving as a consultant to UPG. In 1986 she co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry, and served as its president, chief executive officer and executive director until 2012. Ms. Bernhard holds a BS Degree in Education from St. John’s University. We believe that Ms. Bernhard’s experience as an entrepreneur and her service as a director of other public corporations will enable her to make an important contribution to the board of directors.
Arthur L. Goldberg became a member of the board of directors as of February 9, 2017. He has been a private accounting and business consultant since April 2012. From March 2011 through June 2015 he served as a director of Sport Haley Holdings, Inc., a manufacturer and distributor of sportswear and furniture. From January 2008 through March 2013, he served as a member of the board of directors of directors of SED

International Holdings, Inc. (OTC: SEDN), a distributor of consumer electronics. From January 2008 through March 2012, he served as the chief financial officer of Clear Skies Solar, Inc., an installer of solar panels. Mr. Goldberg has held senior executive positions, including chief financial officer and chief operating officer, and served as a director of several public companies. From January 2008 through June 2008, he served as the chief financial officer of Milestone Scientific, Inc. (NYSE American: MLSS), a medical device company. From June 1999 through April 2005, Mr. Goldberg was a partner with Tatum CFO Partners, LLP which provided interim CFO staffing services for public and private companies. Mr. Goldberg is an attorney and a certified public accountant and holds a B.B.A. degree from the City College of New York, an M.B.A. from the University of Chicago and J.D. and LLM degrees from the New York University School of Law. Mr. Goldberg was selected as a director because of his experience as the senior executive, operations and financial officer of several public companies and because of his background in law and accounting. We believe that his background and experience will provide the board of directors with a perspective on corporate finance matters. Given his financial experience, the board of directors has also determined that Mr. Goldberg qualifies as the Audit Committee financial expert, pursuant to Item 407(d)(5) of Regulation S-K promulgated by the SEC.
Brian A. Prinz became a member of the board of directors as of February 9, 2017. Since 1976, Mr. Prinz has been employed by Current, Inc., a leading manufacturer of laminated products including sheeting, tubes, rods, spacers and standoffs, as well as electrical grade laminates, a variety of carbon fiber products and other industrial products, which are used in various industries including construction, recreation, energy exploration and defense. Since 2011, Mr. Prinz has served as president and chief financial officer. Mr. Prinz graduated from Bryant College with a B.A. in 1976. We believe that his background and experience make him well qualified to serve as a member of the board of directors.
Director Independence and Committees of the Board of Directors
The members of the Board of directors are John L. Villano, Leslie Bernhard, Arthur Goldberg and Brian Prinz. The board of directors has determined, in accordance with the NYSE American LLC Company Guide, that: (i) Ms. Bernhard and Messrs. Goldberg and Prinz are independent and represent a majority of its members; and (ii) Ms. Bernhard and Messrs. Goldberg and Prinz, as the members of the Audit Committee, the Nominating and Corporate Governance and Compensation Committee, are independent for such purposes. In determining director independence, the board of directors applies the independence standards set by NYSE American. In applying these standards, the board of directors considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on the board of directors.
We have three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee is made up entirely of independent directors as defined under the NYSE American LLC Company Guide. Mr. Goldberg is the chairman of the Audit Committee and qualifies as the “audit committee financial expert” pursuant to Item 407(d)(5) of Regulation S-K; Ms. Bernhard is the chairman of the Compensation Committee; and Mr. Prinz is the chairman of the Nominating and Corporate Governance Committee. As members of the committees, independent directors meet without the presence of non-independent directors in executive session.
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

Nominating and Corporate Governance Committee.   The Corporate Governance and Nominating Committee assists the board of directors by identifying and recommending individuals qualified to become members of the board of directors. Specific responsibilities include the following:
•
evaluating the composition, size and governance of our board of directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees;

•
establishing a policy for considering shareholder nominees to our board or directors;

•
reviewing our corporate governance principles and making recommendations to the board of directors regarding possible changes; and

•
reviewing and monitoring compliance with our Code of Ethics and insider trading policy.

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
To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with during the year ended December 31, 2019 except as set forth below.
Delinquent Section 16(a) Reports
During the year ended December 31, 2019, Brian Prinz, a director, was late in the filing of three Statements of Changes in Beneficial Ownership on Form 4.
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
Item 11.   Executive Compensation.
The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2019 and 2018 (i) all individuals serving as our principal executive officer during the last completed fiscal year; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of our company at the end of the last completed fiscal year (the “Named Executives”):
Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Total
		($)	($)	($)
John L. Villano Chairman, Chief Executive Officer, President, Chief Financial Officer and Treasurer	2019	$360,000	—	$360,000
	2018	$310,500	—	$310,500
Jeffrey C. Villano* Co-Chief Executive Officer, President, Treasurer and Director	2019	$325,385	—	$325,385
	2018	$310,500	—	$310,500

*
Resigned as an officer and employee of Sachem effective as of November 21, 2019 and as a director as of December 10, 2019.

Employment Agreements
In connection with the IPO, we entered into employment agreements with each of John L. Villano and Jeffrey C. Villano, who at the time were designated as our co-chief executive officers. Jeffrey C. Villano resigned from his positions as an officer and director in November 2019 and December 2019, respectively. The material terms of John L. Villano’s employment agreement are as follows.
•
Pursuant to his employment agreement, John L. Villano served as our co-chief executive officer, chief financial officer and secretary until the resignation of Jeffrey C. Villano on November 21, 2019. Since then he has served as chief executive officer, president, chief financial officer and treasurer. He also serves as chairman of the board of directors.

•
The term of his employment is five years, which commenced on February 9, 2017, unless terminated earlier pursuant to the terms of the agreement. The termination date will be extended one year on each anniversary date of the agreement unless either party to the agreement provides written notice at least 180 days before the next anniversary date that it is electing not to renew the agreement, in which case the agreement will terminate at the end of the fourth year from the next anniversary date.

•
Initially his base compensation was $260,000. Effective as of April 1, 2018, his base compensation was increased to $360,000 per annum.

•
He is entitled to incentive compensation in such amount as shall be determined by the Compensation Committee of the board of directors in its sole and absolute discretion, based on our achievement of the financial performance goals set by the board of directors.

•
He is also entitled to incentive compensation for certain capital transactions in such amount as shall be determined by the Compensation Committee of the board of directors in its sole and absolute discretion.

•
He has the right to participate in all retirement, pension, deferred compensation, insurance and other benefit plans adopted and maintained by us for the benefit of employees and be entitled to additional compensation in an amount equal to the cost of any such benefit plan or program if he chooses not to participate.

•
He is indemnified to the full extent permitted by law against and for any claims, liabilities, losses, expenses and costs incurred that relate to any acts or omission taken in his capacity as an officer or director.

•
We have the right to terminate the employment agreement at any time with or without cause and for death or disability (as defined in the employment agreement). See below for the payments due upon a termination.

•
He is subject to a two-year non-competition provision if we terminate the employment agreement for cause.

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
Good Reason includes a “change in control” with respect to us. A “change in control” means (1) if we merge into another corporation and, as a result of such merger, our shareholders immediately prior to such merger own less than 50% of the surviving corporation; (2) we sell, lease or otherwise dispose of all or substantially all of our assets; (3) the acquisition of beneficial ownership, directly or indirectly, of our common shares or any other securities having voting rights that we may issue in the future, rights to acquire our voting securities (including, without limitation, securities that are convertible into voting securities and rights, options warrants and other agreements or arrangements to acquire such voting securities) by any person, corporation or other entity or group thereof acting jointly, in such amount or amounts as would permit such person, corporation or other entity or group thereof acting jointly to elect a majority of the members of the board of directors, as then constituted; or (4) the acquisition of beneficial ownership, directly or indirectly, of voting securities and rights to acquire voting securities having voting power equal to 40% percent or more of the combined voting power of our then outstanding voting securities by any person, corporation or other entity or group thereof acting jointly unless such acquisition is expressly approved by resolution of the board of directors passed upon affirmative vote of not less than a majority of the board of directors and adopted at a meeting of the board of directors held not later than the date of the next regularly scheduled or special meeting held following the date we obtain actual knowledge of such acquisition (which approval may be limited in purpose and effect solely to affecting the rights of the executive under his employment agreement). Notwithstanding the preceding sentence, any transaction that involves a mere change in identity form or place of organization within the meaning of Section 368(a)(1)(F) of the Code, or a transaction of similar effect, will not constitute a “change in control.”
Outstanding Equity Awards at December 31, 2019
None.
Compensation of Directors
Our non-employee director compensation plan, as amended and effective on October 1, 2019 (the “Director Plan”), provides as follows:
•
each non-employee director will receive cash compensation at a rate of  $30,000 per year, which amount shall be paid in equal quarterly installments of  $7,500 on the first day of each calendar quarter (i.e. January 1, April 1, July 1, and October 1);

•
the chairman of the Audit Committee will receive additional cash compensation of  $7,500 per year, payable in equal quarterly installments of  $1,875 on the first day of each calendar quarter (i.e. January 1, April 1, July 1, and October 1);

•
the chairman of the Compensation Committee will receive additional cash compensation of  $5,000 per year, payable in equal quarterly installments of  $1,250 on the first day of each calendar quarter (i.e. January 1, April 1, July 1, and October 1);

•
the chairman of the Corporate Governance and Nominating Committee will receive additional cash compensation of  $2,500 per year, payable in equal quarterly installments of  $625 on the first day of each calendar quarter (i.e. January 1, April 1, July 1, and October 1); and

•
each non-employee director will receive a grant of 2,500 common shares on the date he or she is re-elected to serve on the board of directors.

The Named Executives, who are also directors, do not receive additional compensation in connection with their positions as members of the board of directors.
The following table provides compensation information for the year ended December 31, 2019 for each of our non-employee directors.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Leslie Bernhard	$22,825	$10,470	$33,295
Arthur L. Goldberg	$25,375	$10,470	$35,845
Brian A. Prinz	$23,250	$10,470	$33,295

(1)
During the year ended December 31, 2019, under the Director Plan, each of Ms. Bernhard and Messrs. Goldberg and Prinz was awarded an aggregate of 2,500 common shares, respectively. The dollar amounts reflected in the table are the aggregate grant date fair value for the common shares awarded computed in accordance with FASB ASC Topic 718.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 20, 2020, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding common shares, Named Executives, all directors, and all directors and officers of Sachem Capital as a group:
Name of Beneficial Owner(1)	Number of Common Shares Beneficially Owned(2)	Percentage of Class(3)
Executive Officers and Directors
John L. Villano(4)	1,247,396	5.64%
Leslie Bernhard	5,404	*
Arthur L. Goldberg	15,128	*
Brian A. Prinz	355,511	1.61%
All officers and directors as a group (4 persons)(5)	1,623,439	7.34%
Greater than 5% Shareholders
Jeffrey C. Villano(6)	1,753,722	7.93%

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
(3)
All percentages are determined based on 22,117,301 common shares outstanding as of the March 20, 2020.

(4)
Includes 6,827 common shares owned by Mr. Villano’s wife. Mr. Villano disclaims beneficial ownership of the 6,827 common shares owned by his wife for the purposes of section 13(d) or 13(g) of the Exchange Act.

(5)
Does not include the common shares beneficially owned by Jeffrey C. Villano. In 2019, Jeffrey C. Villano resigned from all his positions an officer and director of Sachem Capital Corp.

(6)
Served as our Co-Chief Executive Officer, President and Treasurer until November 20, 2019 and as a director until December 10, 2019. His holdings include 394,718 and 183,532 common shares owned by Ultimate Brands Inc. and Union News of New Haven, Inc., respectively, each a corporation of which he is the founder and chief executive officer and over which he has full voting and dispositive control, and 3,251 common shares owned by his daughter. Mr. Villano disclaims beneficial ownership of the 3,251 common shares owned by his daughter for the purposes of section 13(d) or 13(g) of the Exchange Act.

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
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	Not applicable	1,469,616
Total	0	Not applicable	1,469,616
During the fiscal year ended December 31, 2019, we granted an aggregate of 7,500 restricted common shares under the Plan.
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
As of December 31, 2019, there were no options granted under the Plan.
Item 13.   Certain Relationships and Related Transactions and Director Independence.
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
During 2019 one loan to JJV in the amount of  $298,222 was refinanced by the borrower and the other loan was assigned from JJV to the Company in the amount of  $581,235. The principal balance of the loans to JJV at December 31, 2019 and December 31, 2018 were approximately $-0- and $879,000, respectively. Interest paid to us by JJV for years ended December 31, 2019 and December 31, 2018 was approximately $44,000 and $148,000, respectively. These loans were made in connection with JJV’s purchase of real property from third parties who, for various reasons, did not meet our loan criteria. We believe that the terms of these loans are no less beneficial to us than they would have been if we made the loans to unrelated third parties and are all properly documented.
We have adopted a policy that prohibits any transaction between us and a related party unless the terms of that transaction are no less favorable to us than if we had entered into the same transaction with an unrelated party and the transaction is approved by our Audit Committee or other independent committee of the board of directors, in the case where it is inappropriate for our Audit Committee to review such a transaction due to a conflict of interest.
Item 14.   Principal Accounting Fees and Services
The aggregate fees billed by Hoberman & Lesser, CPA’s, LLP, our principal accounting firm, for the fiscal years ended December 31, 2019 and 2018, are set forth below.
	2019	2018
Audit fees*	$168,000	$111,800
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$168,000	$111,800

*    •
In 2019, the audit fees include fees for professional services rendered for (i) the review of our quarterly financial statements, (ii) the review of four separate prospectus supplements to our shelf registration statement on Form S-3, described below, and (iii) other services that are normally provided in connection with statutory and regulatory filings.

•
In 2018, the audit fees include fees for professional services rendered for (i) the review of our quarterly financial statements, (ii) in connection with our shelf registration statement (File No. 333-227906) on Form S-3 under the Securities Act of 1933, as amended, which was declared effective by the SEC on November 9, 2018, and (iii) other services that are normally provided in connection with statutory and regulatory filings.

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

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement(1)
3.1	Certificate of Incorporation(1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019(2)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019(3)
4.1	Form of Representative’s Warrants issued on February 9, 2017 in connection with the initial public offering(1)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering(4)
4.3	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee(5)
4.4	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee(5)
4.5	Form of 7.125% Notes due 2024(5)
4.6	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee(2)
4.8	Form of 6.875% Notes due 2024(8)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp.(1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan(1)
10.3	Final Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz(6)
10.4	Mortgage Note made by Sachem Capital Corp to Bankwell Bank, dated as of March 29, 2019, in the principal amount of $795,000(9)
10.5	Open-End Mortgage Deed, Security Agreement and Fixture Filing, dated March 29, 2019, by Sachem Capital Corp., in connection with the New Bankwell Mortgage Loan, for the benefit of Bankwell Bank(9)
10.6	Indemnity Agreement, dated as of March 29, 2019, by and among John L. Villano, Jeffrey C. Villano and Bankwell Bank(9)
10.7	Final Form of the Restrictive Stock Grant Agreement dated October 4, 2019 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz(2)
14.1	Code of Ethics(10)
21.1	List of Subsidiaries(7)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 26, 2020*

Exhibit No.	Description
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*
Filed herewith.

**
Compensation plan or arrangement for current or former executive officers and directors.

***
Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)
Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

(2)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.

(3)
Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.

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

(9)
Previously filed as an exhibit to the Current Report on Form 8-K on April 5, 2019 and incorporated herein by reference.

(10)
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
SACHEM CAPITAL CORP.
By:
/s/ John L. Villano

John L Villano, CPA
Chief Executive Officer
(Principal Executive Officer)
Date: March 26, 2020
In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2020:
Signature	Title
/s/ John L. Villano John L. Villano, CPA	Chairman, Chief Executive Officer, President Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)
/s/ Leslie Bernhard Leslie Bernhard	Director
/s/ Arthur L. Goldberg Arthur L. Goldberg	Director
/s/ Brian A. Prinz Brian A. Prinz	Director

INDEX TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Sachem Capital Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Sachem Capital Corp. (the “Company”) as of December 31, 2019 and 2018, and the related statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
We have served as the Company’s auditor since 2015.
/s/ Hoberman & Lesser CPA’s, LLP

Hoberman & Lesser CPA’s, LLP
New York, New York
March 26, 2020

SACHEM CAPITAL CORP.

BALANCE SHEETS
	December 31,
	2019	2018
Assets
Assets:
Cash and cash equivalents	$18,841,937	$99,310
Cash – restricted	—	59,549
Short-term marketable securities	15,949,802
Escrow deposits	—	12,817
Mortgages receivable	94,348,689	78,011,653
Mortgages receivable, affiliate	—	879,457
Interest and fees receivable	1,370,998	1,397,038
Other receivables	141,397	155,000
Due from borrowers	840,930	695,218
Prepaid expenses	24,734	14,866
Property and equipment, net	1,346,396	1,180,107
Deposits on property and equipment	71,680	12,000
Real estate owned	8,258,082	2,943,438
Deferred financing costs	16,600	553,597
Total assets	$141,211,245	$86,014,050
Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $2,687,190)	$55,475,810	$—
Line of credit	—	27,219,123
Mortgage payable	784,081	290,984
Accounts payable and accrued expenses	249,879	316,413
Security deposits held	7,800	7,800
Advances from borrowers	848,268	317,324
Due to shareholder	—	1,200,000
Deferred revenue	1,205,740	1,058,406
Notes payable	75,433	—
Dividend payable	—	2,624,566
Accrued interest	3,416	176,619
Total liabilities	58,650,427	33,211,235
Commitments and Contingencies
Shareholders’ equity:
Preferred shares – $.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock – $.001 par value; 100,000,000 shares authorized; 22,117,301 and 15,438,621 issued and outstanding	22,117	15,439
Paid-in capital	83,856,308	53,192,859
Accumulated other comprehensive loss	(50,878)	—
Accumulated deficit	(1,266,729)	(405,483)
Total shareholders’ equity	82,560,818	52,802,815
Total liabilities and shareholders’ equity	$141,211,245	$86,014,050

The accompanying notes are an integral of these financial statements

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2019	2018
Revenue:
Interest income from loans	$9,751,733	$8,960,883
Investment income	81,111	—
Origination fees	1,519,294	1,411,100
Late and other fees	265,310	189,078
Processing fees	167,070	138,317
Rental income, net	69,300	101,789
Other income	826,688	837,339
Net gain on sale of real estate	—	74,864
Total revenue	12,680,506	11,713,370
Operating costs and expenses:
Interest and amortization of deferred financing costs	2,938,237	1,665,891
Professional fees	542,920	417,312
Compensation, fees and taxes	1,534,447	1,248,107
Exchange fees	44,192	33,535
Other expenses and taxes	90,412	20,707
Excise tax	—	19,000
Depreciation	63,566	32,529
Expense in connection with termination of credit facility	340,195	—
General and administrative expenses	478,513	437,011
Net loss on sale of real estate	34,919	—
Impairment loss	417,094	67,493
Total operating costs and expenses	6,484,495	3,941,585
Net income	6,196,011	7,771,785
Other comprehensive loss:
Unrealized loss on investment securities	(50,878)	—
Comprehensive income	$6,145,133	$7,771,785
Basic and diluted net income per common share outstanding:
Basic	$0.32	$0.50
Diluted	$0.32	$0.50
Weighted average number of common shares outstanding:
Basic	19,415,237	15,425,772
Diluted	19,415,237	15,425,772
The accompanying notes are an integral of these financial statements

SACHEM CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’/MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
	Common Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Totals
Balance, January 1, 2018	15,415,737	$15,416	$53,315,772		$1,235,093	$54,566,281
Offering costs-ATM			(160,479)			(160,479)
Stock based compensation	22,884	23	37,566			37,589
Dividends paid					(6,787,795)	(6,787,795)
Dividends declared and payable					(2,624,566)	(2,624,566)
Net income for the year ended December 31, 2018					7,771,785	7,771,785
Balance, December 31, 2018	15,438,621	15,439	53,192,859		(405,483)	52,802,815
Sale of common stock through ATM	4,354,773	4,355	19,959,990			19,964,345
Sale of common stock	2,300,000	2,300	10,578,300			10,580,600
Exercise of warrants	16,407	16	82,019			82,035
Stock based compensation	7,500	7	43,140			43,147
Unrealized loss on marketable securities				$(50,878)		(50,878)
Dividends paid					(7,057,257)	(7,057,257)
Net income for the year ended December 31, 2019					6,196,011	6,196,011
Balance, December 31, 2019	22,117,301	$22,117	$83,856,308	$(50,878)	$(1,266,729)	$82,560,818

The accompanying notes are an integral of these financial statements

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW
	Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,196,011	$7,771,785
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off and amortization of deferred financing costs	722,580	137,241
Depreciation expense	63,566	32,529
Stock based compensation	43,147	37,589
Impairment loss	417,094	67,493
Loss on sale of real estate	34,919	(74,864)
Abandonment of office furniture	12,000	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	12,817	98,372
Interest and fees receivable	(154,196)	(994,900)
Other receivables	13,603	234,570
Due from borrowers	385,424	(243,423)
Prepaid expenses	(9,868)	(10,346)
Deposits	(59,680)	(12,000)
(Decrease) increase in:
Due to note purchaser	—	(723,478)
Accrued interest	(173,203)	136,027
Accounts payable and accrued expenses	(66,535)	(74,345)
Deferred revenue	147,334	(49,994)
Advances from borrowers	530,944	(116,207)
Total adjustments	1,919,946	(1,555,736)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,115,957	6,216,049
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments and marketable securities	(16,000,680)	—
Proceeds from sale of real estate owned	1,087,004	1,848,558
Acquisitions of and improvements to real estate owned, net	(1,266,949)	(541,525)
Purchase of property and equipment	(241,855)	(710,815)
Security deposits	—	5,250
Principal disbursements for mortgages receivable	(64,742,552)	(42,078,191)
Principal collections on mortgages receivable	43,347,362	24,641,469
NET CASH USED FOR INVESTING ACTIVITIES	(37,817,670)	(16,835,254)
The accompanying notes are an integral of these financial statements

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)
	Years Ended December 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	42,720,829	77,564,529
Repayment of line of credit	(69,939,952)	(60,187,019)
Proceeds from notes sold to shareholder	1,017,000	—
Repayment of notes sold to shareholder	(2,217,000)	—
Principal payments on mortgage payable	—	(10,117)
Dividends	(9,681,823)	(6,787,795)
Costs in connection with ATM	—	(160,479)
Financing costs incurred	(2,872,774)	(595,278)
Proceeds from mortgage payable	795,000	—
Prepayment of mortgage payable	(301,903)	—
Proceeds from notes payable, net	75,434	—
Proceeds from issuance of common stock	30,544,945	—
Proceeds from exercise of warrants	82,035	—
Proceeds from issuance of notes	58,163,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,384,791	9,823,841
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	18,683,078	(795,364)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — BEGINNING OF YEAR	158,859	954,223
CASH, CASH EQUIVALENTS AND RESTRICTED CASH — END OF YEAR	$18,841,937	$158,859
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Taxes paid	$—	$53,191
Interest paid	$2,237,240	$1,370,714
SUPPLEMENTAL INFORMATION-NON-CASH
Dividends declared and payable	$—	$2,624,566

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 2018, the Company issued notes payable in the amount of $169,338 for the acquisition of mortgages receivable.
During the year ended December 31, 2018, the Company purchased a mortgage receivable from a third party at a discount in the amount of  $21,433.
Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the year ended December 31, 2018 amounted to $3,173,963.
Assignment of mortgage receivable to shareholder in the amount of  $1,200,000, during the year ended December 31, 2018.
The reversal of previously accrued capitalized costs during the year ended December 31, 2018, amounted to $6,212.
Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and and other fees receivable, during the year ended December 31, 2019 amounted to $5,406,477.
During the year ended December 31, 2019, mortgages receivable, affiliate in the amount of  $879,457 were reduced to $0 as the underlying loans were transferred to the Company and are included in mortgages receivable.
The accompanying notes are an integral of these financial statements

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
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
2. Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider its experience, (b) the Company’s projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.
Cash and Cash Equivalents
We consider all demand deposits, cashier’s checks, money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances typically exceed the Federal Deposit Insurance Corporation insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. We believe that the risk is not significant.
Allowance for Loan Loss
The Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value (LTV) ratio. Based on the analysis, management determines if any provisions for impairment of loans should be made and whether any loan loss reserves are required.
Fair Value Measurements
The framework for measuring fair value provides a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:
Level 1
Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company can access.

Level 2
Inputs to the valuation methodology include:

•
quoted prices for similar assets or liabilities in active markets;

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
•
quoted prices for identical or similar assets or liabilities in inactive markets;

•
inputs other than quoted prices that are observable for the asset or liability; and

•
inputs that are derived principally from or corroborated by observable market data by correlation to other means.

If the asset or liability has a specified (i.e., contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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
Deferred Financing Costs
Costs incurred in connection with the Company’s revolving credit facilities, described in Note 8 — Line of Credit and Mortgage Payable, were amortized over the term of the applicable facility using the straight-line method. Unamortized deferred financing costs relating to the Company’s $35 million credit facility were expensed when the facility was terminated on June 25, 2019 and the entire balance due was paid in full.
Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 10 — Notes Payable, are being amortized over the term of the respective Notes.
Revenue Recognition
Interest income from the Company’s loan portfolio is earned, over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company does not accrue interest income on mortgages receivable that are more than 90 days past due.
Origination fee revenue, generally 2% – 5% of the original loan principal amount, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.
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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
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
The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of December 31, 2019 and 2018.
Earnings Per Share
Basic and diluted earnings per share are calculated in accordance with ASC 260 — “Earnings Per Share.” Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.
Recent Accounting Pronouncements
In May 2019, the FASB issued ASU 2019-05, “Financial Instruments — Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company plans to adopt both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The Company believes that the adoption of this guidance will not have a material impact on its financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU modifies ASC 740 to remove certain exceptions and adds guidance to reduce complexity in certain areas. For companies that file with the Securities and Exchange Commission, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard. The Company believes that the adoption of this guidance will not have a material impact on its financial statements.
In June 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. The Company adopted this guidance effective January 1, 2019 on a prospective basis. The Company’s adoption of this guidance did not have a material impact on its financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 amends certain disclosure requirements regarding the fair value hierarchy of investments in accordance with GAAP, particularly the significant unobservable inputs used to value investments within Level 3 of the fair

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
value hierarchy. The standard is effective on January 1, 2020, with early adoption permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.
Subsequent Events
Management has evaluated subsequent events through March 26, 2020 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.
3. Fair Value Measurement
The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2019:
	Level 1	Level 2	Level 3	Total
Certificates of Deposit	—	$2,999,738	—	$2,999,738
Stocks and ETF’s	$2,990,008	—	—	$2,990,008
Mutual Funds	12,959,794	—	—	12,959,794
Total Investments	$15,949,802	—	—	$15,949,802
Real Estate Owned			$8,258,082	$8,258,082
The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2018:
	Level 1	Level 2	Level 3	Total
Real Estate Owned			$2,943,438	$2,943,438
Following is a description of the methodologies used for assets measured at fair value:
Certificates of deposit:   Included in cash and cash equivalents and are valued at amortized cost, which approximates fair value.
Stocks and ETFs:   Valued at the closing price reported in the active market in which the individual securities are traded.
Mutual funds:   Valued at the daily closing price reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the U.S. Securities and Exchange Commission. These funds are required to publish their daily net asset values and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.
Real estate owned:   The Company estimates fair values of real estate owned using market information such as recent sales contracts, appraisals, recent sales offers, assessed values or discounted cash value models.
4. Mortgages Receivable
The Company offers secured, non-banking loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
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
For the years ended December 31, 2019 and 2018, the aggregate amounts of loans funded by the Company were $64,742,552 and $42,078,191, respectively, offset by principal repayments of $43,347,362 and $24,641,469, respectively.
As of December 31, 2019, the Company’s mortgage loan portfolio includes loans ranging in size from $12,500 to $1,982,784 with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.
At December 31, 2019 and 2018, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.
The Company generally grants loans for a term of one to three years. The Company will agree to extend the term of a loan if, at the time of the extension, the loan and the borrower meets all the Company’s underwriting requirements. The Company treats a loan extension as a new loan.
Credit Risk
Credit risk profile based on loan activity as of December 31, 2019 and 2018:
	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
December 31, 2018	$52,980,472	$19,250,618	$5,638,113	$1,021,907	$78,891,110
December 31, 2019	$71,605,920	$16,122,990	$5,639,979	$979,800	$94,348,689
As of December 31, 2019, the following is the maturities of mortgages receivable for the years ending December 31:
2020	$71,083,639
2021	13,743,477
2022	9,249,089
2023	272,484
Total	$94,348,689
At December 31, 2019, of the 438 mortgage loans in the Company’s portfolio, nine were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these and the accrued but unpaid interest as of December 31, 2019 was approximately $2.6 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan.
At December 31, 2018, of the 403 mortgage loans in the Company’s portfolio, 13 were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest as of December 31, 2018 was approximately $5.1 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan.
5. Real Estate Owned
Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
As of December 31, 2019 and 2018, real estate owned totaled $8,258,082 and $2,943,438, respectively, with no valuation allowance in either year. In the fourth quarter of 2019 the Company recorded an impairment loss of  $417,094 compared to an impairment loss of  $67,493 in 2018.
As of December 31, 2019, real estate owned included $558,672 of real estate held for rental and $7,699,410 of real estate held for sale. As of December 31, 2018, real estate owned included $887,918 of real estate held for rental and $2,055,520 of real estate held for sale.
Properties Held for Sale
During the year ended December 31, 2019, the Company sold six properties, three were held for sale and three were held for rental and recognized an aggregate loss of  $34,919. During the year ended December 31, 2018, the Company sold nine properties, seven were held for sale and two were held for rental and recognized an aggregate gain of  $74,864.
Properties Held for Rental
As of December 31, 2019, four properties, all single-family residences, were held for rental. Two properties are leased on a month-month basis and the other two are subject to leases expiring in October 2020 and March 2022. All four properties are subject to an option to purchase in favor of the current lessee.
Rental payments due from real estate held for rental are as follows:
Year ending December 31, 2020	$33,400
Year ending December 31, 2021	20,100
Year ending December 31, 2022	5,025
Total	$58,525
6. Profit Sharing Plan
On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the years ended December 31, 2019 and 2018, the 401(k) Plan expense was $ 36,771 and $16,792, respectively.
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
8. Line of Credit and Mortgage Payable
Line of Credit
Prior to May 11, 2018, the Company maintained a $20 million revolving credit facility with Bankwell Bank (“Bankwell”). The Bankwell credit facility was secured by substantially all the Company’s assets. Interest on the amounts outstanding accrued at a rate equal to the greater of  (x) 5.5% and (y) the three-month LIBOR Rate plus 4.50%. At May 11, 2018 the outstanding balance under the Bankwell credit facility was $18,512,470 and was accruing interest at the rate of 6.79% per annum. In addition, each of John L. Villano, Jeffrey C. Villano, and an entity owned by them, jointly and severally, guaranteed the Company’s obligations under the Bankwell Credit Line up to a maximum of $1,000,000 each.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
Effective May 11, 2018 (the “Closing Date”), the Company replaced the Bankwell credit facility with a new $35 million credit facility (the “Webster Credit Facility”) with Webster Business Credit Corporation (“WBCC”), Bankwell Bank and Berkshire Bank (collectively, the “Lenders”). The Webster Credit Facility was secured by a first priority lien on all the Company’s assets, including its mortgage loan portfolio. Interest on the outstanding balance accrued at a rate equal to the 30-day LIBOR rate plus 4.00% per annum. All amounts outstanding under the Webster Credit Facility, including principal, accrued interest and other fees and charges, were to be due and payable May 11, 2022. Pursuant to the terms of the Webster Credit Facility, the maximum amount the Company could borrow was 75% of the aggregate principal amount of its “Eligible Mortgage Loans,” as defined. In addition, the Webster Credit Facility contained various agreements and affirmative, negative and financial covenants that directly impacted the Company’s operations.
On June 25, 2019, the entire outstanding balance of the Webster Facility, including principal, accrued but unpaid interest and other fees, in the aggregate amount of  $19.8 million was paid in full and the Webster Facility was terminated. In connection with the termination of the Webster Facility, the Company expensed non-recurring charges of  $779,641, of which $439,446 constituted the write-off of non-cash deferred financing costs.
Amortization of all deferred financing costs for the years ended December 31, 2019 and 2018 were $722,580 (including costs of  $439,446 incurred in the termination of the Bankwell Credit Line) and $137,241, respectively.
Mortgage Payable
In February 2017, the Company obtained a mortgage loan from Bankwell Bank, secured by property owned by the Company located at 698 Main Street in Branford, Connecticut (the “Bankwell Mortgage Loan”). Since March 2019, this property has served as the Company’s principal place of business. The original principal amount of the Bankwell Mortgage Loan was $310,000 and interest accrued at the rate of 4.52% per annum. Interest and principal were payable in monthly installments of $1,975.
The entire outstanding principal balance of the Bankwell Mortgage Loan and all accrued and unpaid interest thereon was to be due and payable in January 2022. At December 31, 2018, the outstanding principal balance on the Bankwell Mortgage Loan was $290,984. On April 1, 2019, effective as of March 29, 2019, the Company refinanced the original Bankwell Mortgage Loan with a new 10-year mortgage loan from Bankwell Bank in the principal amount of  $795,000. The interest rate on this new mortgage loan is 5.06% per annum and the loan is due and payable in full maturing on March 31, 2029. Beginning on May 1, 2019, principal and interest on the new Bankwell Mortgage Loan are payable, in arrears, in monthly installments of $4,710, calculated based on a 25-year amortization schedule. The new Bankwell Mortgage Loan is secured by a first mortgage lien on the Main Street property. In connection with the new Bankwell Mortgage Loan, John L. Villano and Jeffrey C. Villano, jointly and severally, agreed to indemnify Bankwell Bank from and against any and all claims, liabilities, losses, damages, costs and expenses arising out of or attributable to the new Bankwell Mortgage Loan.
Principal payments on the new Bankwell Mortgage Loan are due as follows:
Year ending December 31, 2020	$17,249
2021	18,142
2022	19,082
2023	20,070
2024	21,110
2025 and thereafter	688,428
Total	$784,081

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
9.
Financing Transactions

During the year ended December 31, 2019, the Company generated approximately $90.3 million of gross proceeds from the sale of its securities as follows:
(i)
$20,533,208 from the sale of 4,354,773 common shares in an “at-the-market” offerings,

(ii)
$23,663,000 from the sale of its 7.125% unsecured, unsubordinated notes due June 30, 2024 (the “June Notes”),

(iii)
$82,035 from the exercise of 16,407 warrants,

(iv)
$11,500,000 from the sale of 2,300,000 common shares from an equity offering and

(v)
$34,500,000 from the sale of its 6.875% unsecured, unsubordinated notes due December 30, 2024 (the “December Notes”)

In total, approximately $31.5 million of the net proceeds from these offerings were used primarily to pay-off the Webster Credit Facility on an ongoing basis until fully paid on June 25, 2019, with the balance used as working capital and for general corporate purposes.
10.
Notes Payable

The June Notes and the December Notes (collectively, the “Notes”) were sold in underwritten public offerings. The Notes were issued in denomination of  $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB” and “SACC”, respectively. Interest on the Notes commenced accruing on June 25, 2019 for the June Notes and November 7, 2019 for the December Notes. The accrued interest is payable quarterly in cash, in arrears, on March 30, June 30, September 30 and December 30, commencing September 30, 2019 for the June Notes and December 30 for the December Notes. The June and December Notes mature and the entire principal amount is due June 30, 2024 and December 30, 2024, respectively. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after June 25, 2021 for the June Notes and November 7, 2021 for the December Notes, upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption. The Notes are reflected on the Company’s December 31, 2019 balance sheet net of deferred financing costs in the amount of approximately $2.7 million.
11. Other Income
Other income of the Company includes the following:
	Year Ended December 31,
	2019	2018
Income from borrower charges	$218,804	$250,561
Lender, modification and extension fees	451,746	437,839
In-house legal fees	153,130	76,302
Other income	3,008	72,637
Total	$826,688	$837,339

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
12. Commitments and Contingencies
Origination Fees
Loan origination fees range from 2%-5% of the original loan principal and, generally, are payable at the time the loan is funded. These payments are amortized for financial statement purposes over the life of the loan and will be recorded as income as follows:
Original maturities of deferred revenue are as follows as of:
Year ending December 31,
2020	$1,008,122
2021	150,437
2022	47,181
Total	$1,205,740
In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is generally recognized in full at the time of repayment. If the borrower is entitled to a partial refund of the origination fee collected in connection with a prepaid loan, the Company credits the refundable portion against the balance due on the loan. For the years ended December 31, 2019 and 2018, approximately $40,070 and $76,200 of origination fees were refunded in connection with prepaid loans.
Employment Agreements
In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years commencing February 9, 2017, with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of  $260,000, which was increased in April 2018 to $360,000; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (v) a two-year non-competition period following the termination of employment without cause; and (vi) payments upon termination of employment or a change in control. The Company had entered into a similar agreement with Jeffrey Villano who resigned in November 2019.
Unfunded Commitments
At December 31, 2019, the Company had future funding obligations totaling $6,617,459, which can be drawn by the borrowers when the conditions relating thereto have been satisfied.
Other
In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, there remains sufficient value in the subject property to assure that no loan impairment exists. At December 31, 2019, there were six such properties, representing approximately $1.4 million of mortgages receivable.
13. Related Party Transactions
Until March 11, 2019, the Company leased office space, on a month-to-month basis, in a building owned by Union News of New Haven, Inc., an entity that is controlled and 20%-owned by Jeffrey Villano, who served as the Company’s co-chief executive officer, president and treasurer until his resignation in

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
November 2019. Rent and other facility related charges paid by the Company to Union News for the years ended December 31, 2019 and 2018 was $4,500 and $18,000. On March 11, 2019, the Company relocated its operations to a new location, which is owned by the Company.
Prior to the Company’s initial public offering in February 2017 (the “IPO”), JJV, LLC, the managing member of Sachem Capital Partners, LLC (“SCP”), which was controlled by John L. Villano and Jeffrey C. Villano, acquired certain troubled assets from third parties who were not existing SCP borrowers. In such instances, JJV borrowed money from SCP to finance these acquisitions. In connection with the IPO, the Company acquired the notes evidencing these loans from SCP. The principal balance of the loans to JJV at December 31, 2019 and 2018 was $-0- and $879,457, respectively. The real estate purchased was held by JJV in trust for the Company. The Company accounted for these arrangements as separate loans to JJV. The income earned on these loans was equivalent to the income earned on similar loans in the portfolio. All underwriting guidelines were adhered to. The terms of the mortgage allowed JJV to sell the properties in case of default with proceeds in excess of loan principal and accrued expense being returned to JJV. The Company did not make any loans to JJV in 2019 or 2018. During the years ended December 31, 2019 and 2018, JJV paid $43,597 and $148,171, respectively, in interest to the Company. During 2019, JJV assigned its interests in these loans to the Company. As a result, they are no longer characterized as loans to an affiliate on the Company’s balance sheet but are included in mortgages receivable.
In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of December 31, 2019 and 2018, loans to known shareholders totaled $6,159,002 and $4,412,742, respectively. Interest income earned on these loans totaled $528,712 and $375,552 for the years ended December 31, 2019 and 2018, respectively.
In 2018 the Company sold two notes, having an aggregate original principal amount of  $1,717,000, to a shareholder at par. In 2019 the Company sold a third note, having an aggregate original principal amount of  $500,000, to the same shareholder at par. All three notes were secured by commercial properties. The Company continued to service the notes on behalf of the purchaser until paid. In December 2018, the Company reacquired one of the notes, having an original principal amount of  $1,200,000, and in 2019 reacquired the other two notes, having an aggregate principal amount of  $1,017,000. The balance owed to the purchaser for the notes, $1,200,000 at December 31, 2018, is characterized as due to shareholder in the Company’s balance sheet for the relevant period. On July 26, 2019 all principal and interest due to the shareholder were paid in full.
At December 31, 2019 and 2018, the total amount owed by JJV to the Company was $11,397 and $22,794, respectively, and is reflected as other receivables on the Company’s balance sheet.
During the years ended December 31, 2019 and 2018, the wife of the Company’s chief executive officer was paid $100,000 and $80,532, respectively, for accounting and financial reporting services provided to the Company.
14. Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and mortgage loans.
The Company maintains its cash and cash equivalents with two financial institutions. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.
The Company makes loans that are secured by first mortgage liens on real property located primarily (approximately 90%) in Connecticut. This concentration of credit risk may be affected by changes in economic or other conditions of the geographic area.

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 — Mortgages Receivable.
15. Public Offerings Underwriter Warrants
In 2017 the Company consummated two public offerings — the IPO in February and a follow-on offering in October-November. In connection with the IPO, the Company issued to the underwriters warrants to purchase an aggregate of 130,000 common shares at an exercise price of  $6.25 per common share. These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on February 9, 2018 and expire on February 9, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $114,926. At December 31, 2019, all these warrants were outstanding.
In connection with a public offering that was consummated in October 2017, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of  $5.00 per share. These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on October 24, 2018 and expire on October 24, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $131,728. At December 31, 2019, 171,093 of these warrants were outstanding.
16. Stock-Based Compensation
On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The basis of participation in the Plan is upon discretionary grants of awards by the Company’s Board of Directors. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of December 31, 2019 was 1,469,616.
During the years ended December 31, 2019 and 2018, the Company granted an aggregate of 7,500 and 22,884 restricted Common Shares under the Plan, respectively. Stock based compensation for the years ended December 31, 2019 and 2018 was $43,147 and $37,589, respectively.
17. At-the Market Offering
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

SACHEM CAPITAL CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2019
No shares were sold under the Sales Agreement during the year ended December 31, 2018; 4,354,773 shares were sold under the Sales Agreement in 2019.
18. Subsequent Events
On January 7, 2020, the Company declared a dividend of  $0.12 per share, or $2,654,076 in the aggregate, payable on January 27, 2020 to its shareholders of record as of January 17, 2020.
In January 2020, the Company entered into a ten-year, triple net lease with annual base rent of  $67,392 on property classified as held for sale at December 31, 2019.
On February 14, 2020, the Company sold two properties of a five property portfolio classified as real estate held for sale at December 31, 2019, receiving $866,277 in net proceeds. No loss will be recognized on such sale.
On February 26, 2020, the Company sold a property classified as real estate held for sale at December 31, 2019 receiving $223,959 in net proceeds. The Company recognized an impairment loss of  $62,027 as of December 31, 2019.
On January 27, 220, the Company filed a registration with the U.S. Securities and Exchange Commission on Form S-3 covering the offering and sale of up to $100 million of its securities, including common shares, preferred shares, debt securities, warrants, guaranties and units consisting of two or more classes of the foregoing securities. The registration statement became effective February 5, 2020.
19. COVID-19
On March 20, 2020, Governor Ned Lamont of Connecticut issued an executive order requiring all “non-essential” businesses to close effective 8:00 p.m., Monday, March 23, 2020, until further notice. If this order remains in effect for an extended period, it could disrupt the Company’s operations in a material way, resulting in reductions in revenues, net income and cash flow. For example, the Company’s ability to review and process loan applications, as well as to underwrite, fund and service loans would be severely compromised. In addition, any disruption to the operations of a borrower could impair its ability to make monthly payments of interest, payments of insurance and/or taxes or to repay the outstanding balances on their loans at maturity. Furthermore, if a liquidity crisis were to develop, borrowers may not be able to refinance their loans when due. Finally, the spread of COVID-19 is having a negative impact on the overall economy, including on real estate values. If borrowers cannot sell their properties or the values of properties securing mortgage loans decline significantly, the borrowers may not be able to repay their loans when due. Under these circumstances, the Company may be compelled to take measures to preserve its cash flow, including reducing operating expenses and dividend payments until the consequences of the outbreak subside. There may be other adverse consequences to the Company’s business, operations and financial condition from the spread of COVID-19 that have not been considered.