Form 10-Q
period 2020-03-31
Sachem Capital Corp.
filed 2020-05-08
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

________________________________

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

As of May 7, 2020, the Issuer had a total of 22,117,301 common shares, $0.001 par value per share, outstanding.

SACHEM CAPITAL CORP.

 i

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

 ii

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Assets:
Cash and cash equivalents	$1,626,022	$18,841,937
Investments	16,248,958	15,949,802
Mortgages receivable	111,791,663	94,348,689
Interest and fees receivable	1,571,165	1,370,998
Other receivables	116,397	141,397
Due from borrowers	1,092,831	840,930
Prepaid expenses	33,289	24,734
Property and equipment, net	1,359,870	1,346,396
Deposits on property and equipment	35,000	71,680
Real estate owned	7,290,676	8,258,082
Deferred financing costs	16,429	16,600
Total assets	$141,182,300	$141,211,245

Liabilities and Shareholders' Equity
Liabilities:
Notes payable (net of deferred financing costs of $2,570,597 and $2,687,190)	$55,592,403	$55,475,810
Mortgage payable	779,963	784,081
Accounts payable and accrued expenses	258,015	249,879
Security deposits held	7,800	7,800
Advances from borrowers	1,233,747	848,268
Deferred revenue	1,280,745	1,205,740
Notes payable	70,501	75,433
Accrued interest	3,398	3,416
Total liabilities	59,226,572	58,650,427

Commitments and Contingencies

Shareholders' equity:

Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
Common stock - $.001 par value; 100,000,000 shares authorized; 22,117,301
issued and outstanding	22,117	22,117
Paid-in capital	83,802,062	83,856,308
Accumlated other comprehensive loss	(186,260)	(50,878)
Accumulated deficit	(1,682,191)	(1,266,729)
Total shareholders' equity	81,955,728	82,560,818
Total liabilities and shareholders' equity	$141,182,300	$141,211,245

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Interest income from loans	$2,901,406	$2,751,080
Interest income on investments	97,516	-
Gain on sale of investment securities	446,083	-
Origination fees	511,056	364,717
Late and other fees	14,781	46,497
Processing fees	46,458	34,795
Rental income, net	10,728	25,649
Other income	284,274	117,140
Net gain on sale of real estate	-	7,149

Total revenue	4,312,302	3,347,027

Operating costs and expenses:
Interest and amortization of deferred financing costs	1,149,953	621,048
Professional fees	132,309	88,114
Compensation, fees and taxes	344,493	384,227
Exchange fees	7,273	10,287
Other expenses and taxes	28,703	14,193
Depreciation	16,283	7,503
General and administrative expenses	140,214	165,451
Net loss on sale of real estate	4,460	-
Impairment loss	250,000	-

Total operating costs and expenses	2,073,688	1,290,823

Net income	2,238,614	2,056,204

Other comprehensive loss
Unrealized loss on investment securities	(135,382)	-

Comprehensive income	$2,103,232	$2,056,204

Basic and diluted net income per common share outstanding:
Basic	$0.10	$0.13
Diluted	$0.10	$0.13

Weighted average number of common shares outstanding:
Basic	22,117,301	15,579,126
Diluted	22,117,301	15,579,126

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2020

				Accumulated
			Additional	Other
	Common		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, January 1, 2020	22,117,301	$22,117	$83,856,308	$(50,878)	$(1,266,729)	$82,560,818

Offering costs-ATM			(58,353)			(58,353)

Stock based compensation			4,107			4,107

Unrealized loss on marketable securities				$(135,382)		(135,382)

Dividends paid					(2,654,076)	(2,654,076)

Net income for the period ended March 31, 2020					2,238,614	2,238,614
Balance, March 31, 2020	22,117,301	$22,117	$83,802,062	$(186,260)	$(1,682,191)	$81,955,728

FOR THE THREE MONTHS ENDED MARCH 31, 2019

				(Accumulated
			Additional	Deficit)
	Common		Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals

Beginning balance, January 1, 2019	15,438,621	$15,439	$53,192,859	$(405,483)	$52,802,815

Sales of stock through ATM	511,635	511	2,227,205		2,227,716

Stock based compensation			4,103		4,103

Net income for the period ended March 31, 2019				2,056,204	2,056,204
Balance, March 31, 2019	15,950,256	$15,950	$55,424,167	$1,650,721	$57,090,838

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Three Months
	Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,238,614	$2,056,204
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred financing costs	116,764	47,076
Depreciation expense	16,283	7,503
Stock based compensation	4,107	4,103
Impairment loss	250,000	-
Loss(gain) on sale of real estate	4,460	(7,149)
Realized gain on short-term marketable securities	(446,083)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	-	12,817
Interest and fees receivable	(200,167)	(649,157)
Other receivables	25,000	25,000
Due from borrowers	(778,324)	(92,045)
Prepaid expenses	(8,555)	(70,512)
Deposits on property and equipment	36,680	(37,881)
(Decrease) increase in:
Accrued interest	(18)	19,501
Accounts payable and accrued expenses	8,136	(187,820)
Deferred revenue	75,005	(31,014)
Advances from borrowers	385,479	69,438
Total adjustments	(511,233)	(890,140)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,727,381	1,166,064

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments and marketable securities	(17,417,059)	-
Proceeds from the sale of investments and marketable securities	17,428,603	-
Proceeds from sale of real estate owned	1,090,236	124,808
Acquisitions of and improvements to real estate owned	(377,289)	(362,776)
Purchase of property and equipment	(29,757)	(141,924)
Principal disbursements for mortgages receivable	(28,675,048)	(12,827,043)
Principal collections on mortgages receivable	11,758,497	8,481,663
NET CASH USED FOR INVESTING ACTIVITIES	(16,221,817)	(4,725,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	-	19,740,078
Repayment of line of credit	-	(16,576,655)
Proceeds from notes sold to shareholder	-	1,017,000
Proceeds from bank overdraft	-	117,781
Principal payments on mortgage payable	(4,118)	(290,984)
Principal payments on notes payable	(4,932)	-
Dividends paid	(2,654,076)	(2,624,566)
Costs in connection with ATM	-	2,227,716
Financing costs incurred	(58,353)	(12,113)
Proceeds from mortgage payable	-	76,485
Prepayment of mortgage payable	-	795,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,721,479)	4,469,742

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,215,915)	910,534

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	18,841,937	158,859

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,626,022	$1,069,393

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Three Months
	Ended March 31,
	2020	2019

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
INFORMATION
Taxes paid	$-	$-
Interest paid	$1,033,189	$573,670

SUPPLEMENTAL INFORMATION-NON-CASH
Dividends declared and payable	$-	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and and other fees receivable, during the period ended March 31, 2019 amounted to $1,962,669.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

1.	The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals or a pledge of the ownership interests in the borrower by the principals thereof, as well as personal guarantees by the principals of the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities. The Company believes it qualifies and has operated as a real estate investment trust since 2017.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on (a) assumptions that consider the Company’s past experience, (b) projections regarding the Company’s future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents at various financial institutions. The combined account balances typically exceed the Federal Deposit Insurance Corporation insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. The Company does not believe that the risk is significant.

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company can access.

Level 2	Inputs to the valuation methodology include:
•	quoted prices for similar assets or liabilities in active markets;
•	quoted prices for identical or similar assets or liabilities in inactive markets;
•	inputs other than quoted prices that are observable for the asset or liability; and
•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Deferred Financing Costs

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 6 – Notes Payable -- are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned, over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company does not accrue interest income on mortgages receivable that are more than 90 days past due.

Origination fee revenue, generally 2%-5% of the original loan principal amount, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

Income Taxes

The Company believes it qualifies as a Real Estate Investment Trust (REIT) for federal income tax purposes and made the election to be taxed as a REIT when it filed its 2017 federal income tax return. As a REIT, the Company is required to distribute at least 90% of its taxable income to its shareholders on an annual basis. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distribution requirements applicable to REITs and the diversity of ownership of its outstanding common shares. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

The Company follows the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of March 31, 2019.

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

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company adopted both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU modifies ASC 740 to remove certain exceptions and adds guidance to reduce complexity in certain areas. For companies that file with the U.S. Securities and Exchange Commission (“SEC”), the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard. The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Mutual Funds	$16,248,958	-	-	$16,248,958
Total Investments	$16,248,958	-	-	$16,248,958
Real Estate Owned			$7,290,676	$7,290,676

Following is a description of the methodologies used for assets measured at fair value:

Mutual funds: Valued at the daily closing price reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the SEC. These funds are required to publish their daily net asset values and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Real estate owned: The Company estimates fair values of real estate owned using market information such as recent sales contracts, appraisals, recent sales offers, assessed values or discounted cash value models.

4.	Mortgages Receivable

Mortgages Receivable

The Company offers secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The loans are secured by first mortgage liens on one or more properties owned by the borrower or related parties. In addition, each loan is personally guaranteed by the borrower or its principals, which guarantees may be collaterally secured as well. The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the quarters ended March 31, 2020 and 2019, the aggregate amounts of loans funded by the Company were $28,675,048 and $12,827,043, respectively, offset by principal repayments of $11,758,497 and $8,481,663, respectively.

At March 31, 2020, the Company’s portfolio included loans with outstanding principal balances up to $2,450,000, with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.

At March 31, 2020, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company will extend the term of a loan if, at the time of the extension, the loan and the borrower satisfy the Company’s underwriting requirements at the time of the extension. The Company treats a loan extension as a new loan.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2020 and December 31, 2019:

Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Total Outstanding Mortgages
March 31, 2020	$72,897,328	$28,131,637	$7,407,774	$3,354,924	$111,791,663
December 31, 2019	$71,605,920	$16,122,990	$5,639,979	$979,800	$94,348,689

The following are the maturities of mortgages receivable as of March 31:

2020	$60,775,612
2021	35,794,450
2022	13,653,333
2023	1,568,268
Total	$111,791,663

At March 31, 2020, of the 480 mortgage loans in the Company’s portfolio, 13 were the subject of foreclosure proceedings. The aggregate outstanding balances due on these loans as of March 31, 2020, including unpaid principal, accrued but unpaid interest and borrower fees, was approximately $3.1 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the total amount due.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

5.	Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of March 31, 2020, and December 31, 2019, real estate owned totaled $7,290,676 and $8,258,082, respectively, with no valuation allowance. As of March 31, 2020, real estate owned included $1,545,398 of real estate held for rental and $5,745,278 of real estate held for sale. In the first quarter of 2020, the Company recorded an impairment loss of $250,000 compared to an impairment loss of $-0- in the first quarter of 2019.

6.	Notes Payable

In 2019 the Company issued 7.125% unsecured, unsubordinated notes due June 30, 2024 (the “June Notes”) and 6.875% unsecured, unsubordinated notes due December 30, 2024 (the “December Notes”; collectively, the June Notes and December Notes are referred to as the “Notes”), in underwritten public offerings in June 2019 and December 2019, respectively. The Notes were issued in denominations of $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB” and “SACC”, respectively. Interest on the Notes commenced accruing on June 25, 2019 for the June Notes and November 7, 2019 for the December Notes. The accrued interest is payable quarterly in cash, in arrears, on March 30, June 30, September 30 and December 30, commencing September 30, 2019 for the June Notes and December 30 for the December Notes. The June and December Notes mature and the entire principal amount is due June 30, 2024 and December 30, 2024, respectively. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness for borrowed money or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after June 25, 2021 for the June Notes and November 7, 2021 for the December Notes, upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption. The Notes are reflected on the Company’s March 31, 2020 and December 31, 2019 balance sheets net of deferred financing costs in the amount of approximately $2.7 million.

7.	Other income

For the three months ended March 31, 2020 and 2019, other income consists of the following:

	2020	2019
Income on borrower charges	$86,449	$4,034
Lender, modification and extension fees	132,274	61,249
In-house legal fees	51,150	29,150
Other income	14,401	22,707
Total	$284,274	$117,140

8.	Commitments and Contingencies

Origination Fees

Loan origination fees consist of points, generally 2%-5% of the original loan principal. These payments are amortized over the life of the loan for financial statement purposes.

Original maturities of deferred revenue are as follows as of:

March 31,
2020	$937,509
2021	274,951
2022	51,369
2023	16,916
Total	$1,280,745

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

Unfunded Commitments

At March 31, 2020, the Company is committed to an additional $9,367,691 in construction loans that can be drawn by the borrower when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, usually because the owner failed to pay property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At March 31, 2020, there were six (6) such properties, representing approximately $1.2 million in mortgages receivable.

9.	Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders (members in the case of loans funded prior to the Company’s initial public offering in February 2017). The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of March 31, 2020, and 2019, loans to known shareholders totaled $5,922,692 and $4,327,297, respectively, and interest income earned on these loans totaled $180,107 and $121,535, respectively.

At March 31, 2020, total amount owed by JJV to the Company was $11,397 and is reflected as other receivables on the Company’s balance sheet.

For each of the three-month periods ended March 31, 2020 and 2019, the wife of the Company’s chief executive officer was paid $25,000 for accounting and financial reporting services provided to the Company.

10.	Concentration of Credit Risk

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

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable.

11.	Equity Offerings

On November 9, 2018, the Company entered into an At the Market Issuance Sales Agreement with B. Riley FBR, Inc., (the “Sales Agent”) to sell common shares, par value $0.001 per share, of the Company (the “ATM Shares”), having an aggregate offering price of up to $16 million, from time to time, through an “at-the-market” equity offering program (the “ATM Offering”). A total of 511,635 ATM Shares were sold in the ATM Offering during the three-month period ended March 31, 2019, providing the Company net proceeds of approximately $2,227,716. No shares were sold under the ATM during the quarter ended March 31, 2020.

On January 27, 2020, the Company filed a Registration Statement on Form S-3 with the SEC covering the offering and sale of up to $100 million of its securities, including common shares, preferred shares, debt securities, warrants, guaranties and units consisting of two or more classes of the foregoing securities. The registration statement became effective February 5, 2020. During the quarter ended March 31, 2020, no securities were sold pursuant to the registration statement.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

12.	Subsequent Events

On April 27, 2020, the Company sold a note in default with a principal balance of $140,000 for $170,000 realizing approximately $18,000 in interest income. No gain or loss was recognized on the sale of the note.

On April 29, 2020, the Company received $247,845 gross loan proceeds from the Paycheck Protection Program.

13.	COVID-19

On March 20, 2020, Governor Ned Lamont of Connecticut issued an executive order requiring all “non-essential” businesses to close effective 8:00 p.m., Monday, March 23, 2020, until further notice. If this order remains in effect for an extended period, it could disrupt the Company’s operations in a material way, resulting in reductions in revenues, net income and cash flow. In addition, any disruption to the operations of a borrower could impair its ability to make monthly payments of interest, payments of insurance and/or taxes or to repay the outstanding balances on their loans at maturity. Furthermore, if a liquidity crisis were to develop, borrowers may not be able to refinance their loans when due. Finally, the spread of COVID-19 is having a negative impact on the overall economy, including on real estate values. If borrowers cannot sell their properties or the values of properties securing mortgage loans decline significantly, the borrowers may not be able to repay their loans when due. In addition, the filing and preparation of loan documents with the various recording offices may be delayed and currently there is no access to the Connecticut court system to process foreclosures and evictions. Currently, of our 480 mortgages receivable, we have 42 COVID-19 forbearance requests representing $9.2 million of mortgages receivable and a total of approximately $283,000 of deferred interest. Once a forbearance request is initiated by the borrower, we promptly request documentation to determine the validity of the request and if valid and reasonable, we defer the borrower’s payment of interest for a period of 90 days. A legal fee is the only charge passed on to the borrower.

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

Company Overview

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e. three years or less) loans secured by first mortgage liens on real property. From our inception, in December 2010, through our initial public offering in February 2017 (the “IPO”), we operated as a limited liability company. The primary purpose of the IPO was to raise equity capital to fund mortgage loans and expand our mortgage loan portfolio and to diversify our ownership so that we could qualify, for federal income tax purposes, as a real estate investment trust, or REIT.

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

Review of First Quarter and Outlook for Balance of Year

We started off 2020 with approximately $35 million of liquid assets and within the first seven weeks of the year, we had used about $15 million of that war chest to fund new mortgages. Then COVID-19 hit and we quickly realized that things were about to change drastically. Once the State of Connecticut went into lockdown mode, we were forced to curtail our operations. As a finance company, we were permitted to remain open but given “social distancing” and other measures designed to protect our employees and curtail the spread of the virus, we are rotating employees between the office and, for those with remote log-in capability, work from home. Remote work is not as efficient and our underwriting process is collaborative which may be hindered somewhat. Furthermore, customer contact has been curtailed significantly. In addition, the filing and preparation of loan documents with the various recording offices may be delayed and currently there is no access to the Connecticut court system to process foreclosures and evictions. In summary, the consequences of COVID-19 may include one or more of the following:

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

Currently, of our 480 mortgages receivable, we have 42 COVID-19 forbearance requests representing $9.2 million of mortgages receivable and a total of approximately $283,000 of deferred interest.

As is the case with most industries and businesses impacted by COVID-19, we are limited in terms of the tools that are available to us to blunt the impact of COVID-19. We will do all that is possible to keep our operations going, maintain contact with all our borrowers and applicants and take whatever action is necessary and appropriate to enforce our rights. However, we cannot assure you that our business, operations and financial condition will not be adversely impacted by COVID-19.

In light of the impact of the COVID-19 epidemic on general economic conditions and the capital markets, we have taken various steps to reduce our risks, including the following changes to our underwriting guidelines as of April 1, 2020 applicable to new loans:

•	limiting new loan activity to the amount of cash generated by loan payoffs;

•	reducing the loan-to-value ratio on new loans to 50%;

•	loans in excess of $1 million would require the approval of one of our independent directors; and

•	requiring an interest reserve with respect to loans exceeding a specified amount (as yet undetermined).

Other factors that we believe will impact our business in 2020 include the following:

(i)                 Increased competition. In the past, our primary competitors were other non-bank real estate finance companies (like us) and banks and other financial institutions. Our principal competitive advantages included our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. Clearly, the primary driver for these new market participants is the need to generate yield. They are well-funded and aggressive in terms of pricing. Currently, we have seen a decrease in competition as a result of COVID-19.

(ii)                Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers. As borrowers have more choices, they are demanding better terms. For 2019, the average yield on our portfolio was down slightly to 12.42% from 12.85% in 2018. We expect further rate compression in 2020.

(iii)              Declining property values. The rate of increasing property values has slowed and, in some cases, has even reversed. Although our default and foreclosure rate has been relative consistent over the last three years, as property values decline the risk of foreclosure increases. Our response to this development has been to adhere to our strict loan-to-value ratio, limit the term of our loans to not more than one year and aggressively enforce our rights when loans go into default.

(iv)               We have adjusted our business and growth strategy to address changes in the marketplace and our growth to date. Specifically, we are looking to expand our geographic footprint beyond Connecticut, we are looking at funding larger loans than we have in the past and we are looking to fund developers and builders with longer and stronger operating histories than those we have funded in the past. We continue to look for opportunities in new markets that meet our basic underwriting and loan criteria. In addition, we believe the migration to higher quality transactions will offset any rate compression and help us maintain a low foreclosure rate.

Operational and Financial Overview

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 13.0% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. Generally, our underwriting criteria mandated a loan-to-value ratio of no less than 70% – i.e., the amount of the loan could not exceed 70% of the market value of the property securing the loan. However, due to the increased risk that we face on account of COVID-19, we recently revised that policy that the amount of the loan may not exceed 50% of the market value of the property securing the loan – i.e., a 50% loan-to-value ratio. For now, this change in policy is temporary until we can better assess the impact COVID-19 will have on our business. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, taking into consideration the loan under consideration.

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is currently more heavily weighted to equity rather than debt — approximately 58.2% vs. 41.8% of our total capitalization at March 31, 2020. At March 31, 2020, we had outstanding two series of unsecured, unsubordinated five-year notes — $23.7 million due June 30, 2024 and bearing interest at the rate of 7.125% per annum and $34.5 million due December 30, 2024 bearing interest 6.875% per annum. For the three months ended March 31, 2020 and 2019, the yield on our mortgage loan portfolio was 12.16% and 12.42%, respectively. For this purpose, yield takes into account interest payments, origination fees and other fees and charges collected from borrowers related to originating, managing or servicing our mortgage loan portfolio. We expect interest rate compression to continue to be a factor in 2020 due to increased competition and borrower demands. On the other hand, since the interest rate on our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression if and when interest rates begin to increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

In addition, we seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. At March 31, 2020, approximately 42% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At March 31, 2020, 13 of our mortgage loans were the subject of enforcement or collection proceedings. The aggregate amount due on these loans, including principal and unpaid accrued interest, was approximately $3.1 million, representing approximately 2.8% of our aggregate mortgage loan portfolio. In the case of each of these loans, we have determined the value of the collateral exceeds the aggregate amount due.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At March 31, 2020, debt proceeds represented approximately 41.8% of our total capital. However, to grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt to at least 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Our total indebtedness at March 31, 2020 was approximately $59.0 million, which included a mortgage loan of approximately $800,000 and two series of notes having an aggregate original principal amount of approximately $58.2 million. Notes having an aggregate original principal amount of approximately $23.7 million bear interest at the rate of 7.125% per annum and have a maturity date of June 30, 2024 (the “June Notes”). Notes having an aggregate original principal amount of $34.5 million bear interest at the rate of 6.875% per annum and have a maturity date of December 30, 2024 (the “December Notes”).

Both the December Notes and the June Notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest). Interest on both issues is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year the Notes are outstanding.

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

The December Notes are listed on the NYSE American LLC with a trading symbol “SACC” and the June Notes are listed on the NYSE American with a trading symbol “SCCB.”

We have entered into an Indenture, dated June 21, 2019, with U.S. Bank National Association, as trustee (the “Trustee”), as well as supplements thereto, which provides for the form and terms of the Notes and the issuance of the Notes. The Indenture also contains events of default and cure provisions.

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

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Total revenue

Total revenue for the three months ended March 31, 2020 was approximately $4.3 million compared to approximately $3.3 million for the three months ended March 31, 2019, an increase of approximately $1 million, or 28.8%. The increase in revenue represents an increase in lending operations. For the 2020 period, interest income was approximately $2.9 million and net origination fees were approximately $511,000. In comparison, for the three months ended March 31, 2019, interest income was approximately $2.8 million and net origination fees were approximately $365,000. The balance of the increase was attributable to interest on investments and the gain from sale of investments of approximately $544,000 in the aggregate.

Operating costs and expenses

Total operating costs and expenses for three months ended March 31, 2020 were approximately $2.1 million compared to $1.3 million for the three months ended March 31, 2019, an increase of approximately 60.6%. The increase in operating costs and expenses is primarily attributable to the increase in our lending operations. Compared to the 2019 period, in the 2020 period interest expense and amortization of deferred financing costs increased approximately $529,000 due to the increase in our overall indebtedness -- $59.0 million at March 31, 2020 compared to $31.2 million at March 31, 2019. Professional fees increased approximately $44,000 due to the resignation of Jeffrey Villano and costs related to expansion plans outside of Connecticut, while compensation expense decreased approximately $40,000, primarily due to the resignation of Jeffrey Villano and Donna Genovese, our co-chief executive officer and director of marketing, respectively, in November 2019, and general and administrative expenses decreased approximately $25,000 due to cost controls in place during the quarter. In addition, we recorded an impairment loss of $250,000 during the March 2020 quarter on our real estate owned.

Comprehensive loss

For the quarter ended March 31, 2020, we reported an unrealized loss on investment securities of approximately $135,000 reflecting the decrease in the market value of such securities since December 31, 2019. There was no comparable item in the first quarter of 2019.

Net Income

Net income for the three months ended March 31, 2020 was approximately $2.2 million, or $0.10 per share, compared to $2.1 million, or $0.13 per share for the three months ended March 31, 2019. The decrease in net income per share was due to the increase in the weighted average number of shares outstanding at quarter end – 22,117,301 shares for the three months ended March 31, 2020 compared to $15,579,126 for the three months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, cash and short-term marketable securities totaled approximately $17.9 million compared to $34.8 million at December 31, 2019. This decrease was offset by a corresponding increase in mortgages receivable of $17.4 million. Overall, total assets decreased by approximately $29,000 compared to year end and total liabilities increased approximately $576,000 primarily as a result of increases in advances from borrowers of $385,000 and deferred revenue of approximately $75,000. Shareholders’ equity decreased by approximately $605,000 due to costs associated with our recently filed S-3, approximately $58,000, an increase in our accumulated comprehensive loss of approximately $135,000 and the difference between our net income of approximately $2.2 million and the dividends paid of approximately $2.7 million.

Net cash provided by operating activities for the three months ended March 31, 2020 was approximately $1.7 million compared to approximately $1.2 million for same 2019 period. For the 2020 period net cash from operations consisted primarily of net income of $2.2 million, an impairment loss of $250,000, depreciation and amortization of deferred financing cost of $133,000, decreases in other receivables of $25,000 and deposits of $37,000 and increases in deferred revenue of $75,000 and advances from borrowers of $385,000 offset by the realized gain on short-term securities of $446,000, increases in interest and fees receivable of $200,000 and due from borrowers of $778,000. For the 2019 period net cash from operating activities consisted primarily of net income of $2.1 million, depreciation and amortization of deferred financing cost of $55,000 a decrease in other receivables of $25,000 and increases in accrued interest of $20,000 and advances from borrowers of $69,000, offset by increases in interest and fees receivable of $649,000, due from borrowers of $92,000, prepaid expenses of $71,000 and deposits of $38,000 and decreases in accounts payable and accrued expenses of $188,000 and deferred revenue of $31,000.

Net cash used for investing activities for the three months ended March 31, 2020 was approximately $16.2 million compared to approximately $4.7 million for same 2019 period. For the 2020 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $28.7 million, purchase of investments and marketable securities of approximately $17.4 million and acquisitions and improvements of real estate owned of approximately $377,000 offset by mortgage loan pay-offs of approximately $11.8 million, proceeds from the sale of investments and marketable securities of $17.4 million and proceeds from sale of real estate owned of approximately $1.1 million. For the 2019 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $12.8 million, acquisitions and improvements of real estate owned of approximately $363,000 and purchases of property and equipment of $142,000, offset by mortgage loan pay-offs of approximately $8.5 million and proceeds from sale of real estate owned of approximately $125,000.

Net cash used by financing activities for the three months ended March 31, 2020 was approximately $2.7 million compared to approximately $4.5 million of cash provided by financing activities for the comparable 2019 period. Net cash used for financing activities for the 2020 period consists of dividends paid of approximately $2.7 million, financing cost incurred of approximately $58,000 and principal payments on our notes and mortgage payable of approximately $9,000. Net cash provided by financing activities for the 2019 period consists primarily of proceeds from the Webster Facility net of repayments of approximately $3.2 million, the proceeds of the New Bankwell Bank Mortgage Loan (described below) of $795,000, a bank overdraft of $118,000, proceeds from the sale of a note of approximately $1.0 million and approximately $2.2 million of proceeds from the issuance of our common stock offset by dividends of approximately $2.6 million and principal repayments on the Old Bankwell Mortgage Loan (as defined below) of approximately $291,000.

On April 1, 2019, effective as of March 29, 2019, we refinanced the $310,000 mortgage loan obtained from Bankwell Bank in February 2017 (the “Old Bankwell Mortgage Loan”) with a new 10-year mortgage loan from Bankwell Bank in the principal amount of $795,000 bearing interest at the rate of 5.06% per annum and maturing on March 31, 2029 (the “New Bankwell Mortgage Loan”). Beginning on May 1, 2019, principal and interest on the New Bankwell Mortgage Loan are payable, in arrears, in monthly installments of $4,710, calculated based on a 25-year amortization rate. Interest on the Old Bankwell Mortgage Loan accrued at the rate of 4.52% per annum and the monthly installment payments were $1,975. The entire outstanding principal balance of the New Bankwell Mortgage Loan and all accrued and unpaid interest thereon is due and payable on March 31, 2029. The New Bankwell Mortgage Loan, among other things, is secured by a first mortgage lien on the real property owned by us, which currently serves as our principal place of business, located at 698 Main Street, Branford Connecticut.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and payments for usual and customary operating and administrative expenses, such as interest payments on notes payable, employee compensation, sales, marketing expenses and dividends. Based on this analysis, we believe that our current cash balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of new mortgage loans. Funding for long-term cash needs will come from our cash on hand and operating cash flows.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

Subsequent Events

On April 27, 2020, the Company sold a note in default with a principal balance of $140,000 for $170,000 realizing approximately $18,000 in interest income.

On April 29, 2020, the Company received $247,845 gross loan proceeds from the Paycheck Protection Program.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of March 31, 2020, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years	3 – 5 years		More than 5 years
Operating lease obligation	$10,238	$2,887	$7,351		$—	$—
Unfunded portions of outstanding construction loans	9,367,691	9,367,691	—		$—	—
Unfunded loan commitments
Total contractual obligations	$9,377,929	$9,370,578	$7,351	$		$—

Critical Accounting Policies and Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer (the same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer (same person) concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Form of Representative’s Warrants issued on February 9, 2017 in connection with the initial public offering (1)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
4.3	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.4	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.5	Form of 7.125% Notes due 2024 (5)
4.6	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (2)
4.8	Form of 6.875% Notes due 2024 (7)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.3	Final Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (6)
10.4	Mortgage Note made by Sachem Capital Corp to Bankwell Bank, dated as of March 29, 2019, in the principal amount of $795,000 (8)
10.5	Open-End Mortgage Deed, Security Agreement and Fixture Filing, dated March 29, 2019, by Sachem Capital Corp., in connection with the New Bankwell Mortgage Loan, for the benefit of Bankwell Bank (8)
10.6	Indemnity Agreement, dated as of March 29, 2019, by and among John L. Villano, Jeffrey C. Villano and Bankwell Bank (8)
10.7	Final Form of the Restrictive Stock Grant Agreement dated October 4, 2019 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (2)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on April 5, 2019 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: May 7, 2020	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer)