Form 10-Q
period 2020-06-30
Sachem Capital Corp.
filed 2020-08-10
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

⌧     Yes    ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

⌧  Yes    ◻     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

◻     Yes    ⌧     No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC
7.125% Notes due 2024	SCCB	NYSE American LLC
6.875% Notes due 2024	SACC	NYSE American LLC

As of August 6, 2020, the Issuer had a total of 22,117,301 common shares, $0.001 par value per share, outstanding.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Assets:
Cash and cash equivalents	$4,647,973	$18,841,937
Investments	15,961,433	15,949,802
Mortgages receivable	111,430,500	94,348,689
Interest and fees receivable	1,557,092	1,370,998
Other receivables	116,397	141,397
Due from borrowers	1,243,580	840,930
Prepaid expenses	73,175	24,734
Property and equipment, net	1,377,992	1,346,396
Deposits on property and equipment	—	71,680
Real estate owned	7,023,382	8,258,082
Deferred financing costs	16,258	16,600

Total assets	$143,447,782	$141,211,245

Liabilities and Shareholders' Equity
Liabilities:
Notes payable (net of deferred financing costs of $2,451,618 and $2,687,190)	$55,711,382	$55,475,810
Mortgage payable	775,901	784,081
Accounts payable and accrued expenses	301,715	249,879
Other loans	257,845	—
Security deposits held	13,416	7,800
Advances from borrowers	1,012,201	848,268
Deferred revenue	858,885	1,205,740
Notes payable	65,402	75,433
Accrued interest	3,272	3,416
Total liabilities	59,000,019	58,650,427
Commitments and Contingencies

Shareholders' equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock - $.001 par value;100,000,000 shares authorized; 22,117,301 issued and outstanding	22,117	22,117
Paid-in capital	83,806,169	83,856,308
Accumulated other comprehensive income (loss)	35,189	(50,878)
Retained earnings (accumulated deficit)	584,288	(1,266,729)
Total shareholders' equity	84,447,763	82,560,818
Total liabilities and shareholders' equity	$143,447,782	$141,211,245

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2020	2019	2020	2019
Revenue:
Interest income from loans	$3,265,677	$2,315,325	$6,167,083	$5,066,405
Interest income on investments	33,162	—	130,678	—
Loss (gain) on sale of investment securities	(8,925)	—	437,159	—
Origination fees, net	647,499	340,823	1,158,555	705,540
Late and other fees	21,099	140,537	35,880	187,033
Processing fees	39,665	41,805	86,123	76,600
Rental income, net	29,456	47,255	40,184	72,904
Other income	283,009	179,391	567,283	296,531
Net gain on sale of real estate	—		—	7,149
Total revenue	4,310,642	3,065,136	8,622,945	6,412,162

Operating costs and expenses:
Interest and amortization of deferred financing costs	1,152,302	452,406	2,302,255	1,073,454
Compensation, fees and taxes	383,968	465,193	724,355	849,420
Stock based compensation	4,107	4,107	8,214	8,214
Professional fees	110,104	70,215	242,413	154,222
Other expenses and taxes	6,534	17,139	35,238	31,332
Exchange fees	—	11,219	7,272	21,507
Expense in connection with termination of LOC	—	779,641	—	779,641
Impairment	245,000	—	495,000	—
Net loss on sale of real estate	—	—	4,460	—
Depreciation	14,688	18,164	30,971	25,667
General and administrative expenses	127,460	103,909	267,674	269,358

Total operating costs and expenses	2,044,163	1,921,993	4,117,852	3,212,815

Net income	2,266,479	1,143,143	4,505,093	3,199,347
Other comprehensive income
Unrealized gain on investment securities	221,449	—	86,067	—

Comprehensive income	$2,487,928	$1,143,143	$4,591,160	$3,199,347

Basic and diluted net income per common share outstanding:
Basic	$0.10	$0.06	$0.20	$0.19
Diluted	$0.10	$0.06	$0.20	$0.19

Weighted average number of common shares outstanding:
Basic	22,117,301	18,499,531	22,117,301	17,144,104
Diluted	22,117,301	18,499,531	22,117,301	17,144,104

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2020
				Accumulated	(Accumulated
			Additional	Other	Deficit)
	Common		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Totals
Balance, April 1, 2020	22,117,301	$22,117	$83,802,062	$(186,260)	$(1,682,191)	$81,955,728

Stock based compensation			4,107			4,107

Unrealized gain on marketable securities				221,449		221,449

Net income					2,266,479	2,266,479

Balance, June 30, 2020	22,117,301	$22,117	$83,806,169	$35,189	$584,288	$84,447,763

	FOR THE THREE MONTHS ENDED JUNE 30, 2019
				Accumulated	(Accumulated
			Additional	Other	Deficit)
	Common		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Totals
Balance, April 1, 2019	15,950,256	$15,950	$55,424,167	$—	$1,650,721	$57,090,838

Sales of stock through ATM	2,955,330	2,956	13,229,756			13,232,712

Stock based compensation			4,107			4,107

Dividends					(2,054,727)	(2,054,727)

Net income					1,143,143	1,143,143

Balance, June 30, 2019	18,905,586	$18,906	$68,658,030	$—	$739,137	$69,416,073

	FOR THE SIX MONTHS ENDED JUNE 30, 2020
				Accumulated	(Accumulated
			Additional	Other	Deficit)
	Common		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Totals
Balance, January 1, 2020	22,117,301	$22,117	$83,856,308	$(50,878)	$(1,266,729)	$82,560,818

Offering costs-ATM	—	—	(58,353)	—	—	(58,353)

Stock based compensation	—	—	8,214	—	—	8,214

Unrealized gain on marketable securities	—	—	—	86,067	—	86,067

Dividends paid	—	—	—	—	(2,654,076)	(2,654,076)

Net income	—	—	—	—	4,505,093	4,505,093

Balance, June 30, 2020	22,117,301	$22,117	$83,806,169	$35,189	$584,288	$84,447,763

	FOR THE SIX MONTHS ENDED JUNE 30, 2019
				Accumulated	(Accumulated
			Additional	Other	Deficit)
	Common		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Totals
Balance, January 1, 2019	15,438,621	$15,439	$53,192,859	$—	$(405,483)	$52,802,815

Sales of stock through ATM	3,466,965	3,467	15,456,957			15,460,424

Stock based compensation			8,214			8,214

Dividends					(2,054,727)	(2,054,727)

Net income					3,199,347	3,199,347

Balance, June 30, 2019	18,905,586	$18,906	$68,658,030	$—	$739,137	$69,416,073

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Six Months
	Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,505,093	$3,199,347
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	235,913	94,323
Depreciation expense	30,971	25,667
Stock based compensation	8,214	8,214
Impairment loss	495,000	—
Loss(gain) on sale of real estate	4,460	(7,149)
Abandonment of office furniture	—	12,000
Costs in connection with termination of line of credit		439,446
Realized gain on investments	(437,159)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	—	12,817
Interest and fees receivable	(186,094)	(449,809)
Other receivables	25,000	25,000
Due from borrowers	(597,776)	780,320
Prepaid expenses	(48,441)	(48,013)
Deposits on property and equipment	71,680	(177,481)
(Decrease) increase in:
Due to note purchaser	—	(176,619)
Accrued interest	(144)	—
Accounts payable and accrued expenses	51,836	(5,706)
Deferred revenue	(346,855)	50,088
Advances from borrowers	163,933	(54,560)
Total adjustments	(529,462)	528,538
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,975,631	3,727,885

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(17,428,603)	—
Proceeds from the sale of investments	17,940,198	—
Proceeds from sale of real estate owned	1,762,775	264,809
Acquisitions of and improvements to real estate owned	(1,027,533)	(342,598)
Purchase of property and equipment	(62,567)	(165,263)
Security deposits held	5,616	—
Principal disbursements for mortgages receivable	(42,303,747)	(28,516,128)
Principal collections on mortgages receivable	25,417,062	21,098,466
NET CASH USED FOR INVESTING ACTIVITIES	(15,696,799)	(7,660,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	42,720,829
Repayment of line of credit	—	(69,939,952)
Proceeds from notes sold to shareholder	—	1,017,000
Principal payments on mortgage payable	(8,181)	(2,947)
Principal payments on notes payable	(10,031)	—
Dividends paid	(2,654,076)	(4,679,293)
Financing costs incurred	(58,353)	(12,113)
Proceeds from other loans	257,845	—
Proceeds from mortgage payable	—	795,000
Repayment of mortgage payable	—	(290,984)
Proceeds from notes payable, net	—	71,820
Issuance of common stock ATM, net	—	15,460,427
Gross proceeds from issuance of fixed rate notes	—	23,000,000
Financing costs incurred in connection with fixed rate notes	—	(1,270,000)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,472,796)	6,869,787

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,193,964)	2,936,958

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	18,841,937	158,860

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,647,973	$3,095,818

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Six months
	Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Taxes paid	$—	$—
Interest paid	$2,066,341	$979,131

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the period ended June 30, 2019 amounted to $1,962,669.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

Cash and Cash Equivalents

The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents at various financial institutions. The account balances typically exceed the Federal Deposit Insurance Corporation insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. The Company does not believe that the risk is significant.

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

Fair Value Measurements

The framework for measuring fair value provides a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820 are described as follows:

Level 1Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company can access.

Level 2Inputs to the valuation methodology include:

●	quoted prices for similar assets or liabilities in active markets;
●	quoted prices for identical or similar assets or liabilities in inactive markets;
●	inputs other than quoted prices that are observable for the asset or liability; and
●	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (i.e., contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Deferred Financing Costs

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 6 - Notes Payable -- are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company's loan portfolio is earned, over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company's loans provide for interest to be paid monthly in arrears. The Company does not accrue interest income on mortgages receivable that are more than 90 days past due.

Origination fee revenue, generally 2%- 5% of the original loan principal amount, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

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

The Company follows the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Should the Company become liable for interest and penalties related to unrecognized tax benefits, such amounts would be included in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of June 30, 2020.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with FASB ASC 260 “Earnings Per Share”. Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

Recent Accounting Pronouncements

In May 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief," which requires that entities use a new forward looking "expected loss" model that generally will result in the earlier recognition of an allowance for credit losses. This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company adopted both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU modifies ASC 740 to remove certain exceptions and adds guidance to reduce complexity in certain areas. For companies that file with the U.S. Securities and Exchange Commission ("SEC"), the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard. The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

3. Fair Value Measurement

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Mutual Funds	$15,961,433	—	—	$15,961,433
Total Investments	$15,961,433	—	—	$15,961,433
Real Estate Owned			$7,023,382	$7,023,382

Following is a description of the methodologies used for assets measured at fair value:

●	Mutual funds: Valued at the daily closing price reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the SEC. These funds are required to publish their daily net asset values and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.
●	Real estate owned: The Company estimates fair values of real estate owned using market information such as recent sales contracts, appraisals, recent sales offers, assessed values or discounted cash value models.

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

For the six-month periods ended June 30, 2020 and 2019, the aggregate amounts of loans funded by the Company were $42,303,747 and $28,516,128, respectively, offset by principal repayments of $25,417,062 and $21,098,466, respectively.

At June 30, 2020, the Company’s portfolio included loans with outstanding principal balances up to approximately $2.2 million, with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.

At June 30, 2020, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

During the six months ended June 30, 2020 the Company purchased notes receivable with a principal balance of $5,248,235, not including unfunded construction draws of $722,450, at par. The notes bear interest at rates ranging from 5% to 12% and, with the exception of a $140,000 note that has a maturity date in July 2035, have maturities of three years or less.

The Company will extend the term of a loan if, at the time of the extension, the loan and the borrower satisfy the Company’s underwriting requirements at the time of the extension. The Company treats a loan extension as a new loan.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

Credit Risk

Credit risk profile based on loan activity as of June 30, 2020 and December 31, 2019:

					Total Outstanding
Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Mortgages

June 30, 2020	$74,370,820	$27,123,971	$6,313,641	$3,622,068	$111,430,500
December 31, 2019	$71,605,920	$16,122,990	$5,639,979	$979,800	$94,348,689

The following are the maturities of mortgages receivable as of June 30:

2020	$51,304,483
2021	49,420,040
2022	8,752,266
2023	1,953,711
Total	$111,430,500

At June 30, 2020, of the 477 mortgage loans in the Company’s portfolio, 13 were the subject of foreclosure proceedings. The aggregate outstanding balances due on these loans as of June 30, 2020, including unpaid principal, accrued but unpaid interest and borrower fees, was approximately $3.6 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the total amount due.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of June 30, 2020, and December 31, 2019, real estate owned totaled $7,023,382 and $8,258,082, respectively. As of June 30, 2020, real estate owned included $1,655,580 of real estate held for rental and $5,367,802 of real estate held for sale. On May 15, 2020, the Company sold a property classified as real estate held for sale, receiving approximately $557,000 in gross proceeds. No gain or loss was recognized on this sale as the Company is foreclosing on additional collateral provided by the borrower. In the first six months of 2020, the Company recorded an impairment loss of $495,000 compared to an impairment loss of $-0- in the first six months of 2019.

6.     Notes Payable

In 2019 the Company issued 7.125% unsecured, unsubordinated notes due June 30, 2024 (the “June Notes”) and 6.875% unsecured, unsubordinated notes due December 30, 2024 (the “December Notes”; collectively, the June Notes and December Notes are referred to as the “Notes”), in underwritten public offerings in June 2019 and December 2019, respectively. The Notes were issued in denominations of $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB” and “SACC”, respectively. The June Notes commenced accruing interest on June 25, 2019 and the December Notes commenced accruing interest on November 7, 2019. Accrued interest on the Notes is payable quarterly in cash, in arrears, on March 30, June 30, September 30 and December 30, commencing September 30, 2019 for the June Notes and December 30 for the December Notes. The June Notes and December Notes mature, and all amounts outstanding thereunder including principal, accrued but unpaid interest and any other fees and costs, June 30, 2024 and December 30, 2024, respectively. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness for borrowed money or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after June 25, 2021, in the case of the June Notes, and November 7, 2021, in the case of the December Notes, upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption. The Notes are reflected on the Company’s June 30, 2020 and December 31, 2019 balance sheets net of deferred financing costs in the amount of approximately $2.5 million and $2.7 million, respectively.

7.    Other income

For the three-month and six-months periods ended June 30, 2020 and 2019, other income consists of the following:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2020	2019	2020	2019
Income on borrower charges	$72,083	$28,460	$158,532	$32,494
Lender, modification and extension fees	145,529	88,974	277,803	150,223
In-house legal fees	51,200	42,550	102,350	71,700
Other income	14,197	19,407	28,598	42,114
Total	$283,009	$179,391	$567,283	$296,531

8.    Commitments and Contingencies

Origination Fees

Loan origination fees consist of points, generally 2%-5% of the original loan principal. These payments are amortized over the life of the loan for financial statement purposes.

Original maturities of deferred revenue are as follows as of:

June 30,
2020	$567,102
2021	249,451
2022	40,619
2023	1,713
Total	$858,885

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

Unfunded Commitments

At June 30, 2020, the Company is committed to an additional $8,182,827 in construction loans that can be drawn by the borrower when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, usually because the owner failed to pay property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At June 30, 2020, there were eight such properties, representing approximately $1.3 million in mortgages receivable.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

9.    Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of June 30, 2020, and 2019, loans to known shareholders totaled $6,141,356 and $4,575,902, respectively, and interest income earned on these loans totaled $344,384.99 and $225,024, respectively.

For each of the six-month periods ended June 30, 2020 and 2019, the wife of the Company’s chief executive officer was paid $50,000 for accounting and financial reporting services provided to the Company.

10.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and mortgage loans.

The Company maintains its cash and cash equivalents with various financial institutions. Accounts at the financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

11.  Equity Offerings

On November 9, 2018, the Company entered into an At the Market Issuance Sales Agreement with B. Riley FBR, Inc., (the “Sales Agent”) to sell common shares, par value $0.001 per share, of the Company (the “ATM Shares”), having an aggregate offering price of up to $16 million, from time to time, through an “at-the-market” equity offering program (the “ATM Offering”). A total of 3,466,965 ATM Shares were sold in the ATM Offering during the six-month period ended June 30, 2019, providing the Company net proceeds of approximately $15,456,957. No shares were sold under the ATM during the six-month period ended June 30, 2020.

On January 27, 2020, the Company filed a Registration Statement on Form S-3 with the SEC covering the offering and sale of up to $100 million of its securities, including common shares, preferred shares, debt securities, warrants, guaranties and units consisting of two or more classes of the foregoing securities. The registration statement became effective February 5, 2020. During the six-month period ended June 30, 2020, no securities were sold pursuant to the registration statement.

12.  Subsequent Events

On July 21, 2020, the Company declared a dividend of $0.12 per share, or $2,654,076 in the aggregate, payable on August 7, 2020, to its shareholders of record as of July 31, 2020.

In July 2020 the Company entered into an employment agreement with Peter J. Cuozzo, pursuant to which Mr. Cuozzo will serve as the Company’s Executive Vice President – Chief Operating Officer. His employment term commenced July 1, 2020 and his base salary is $250,000 per year. He is also entitled to incentive compensation based on criteria established by the Compensation Committee. Either party can terminate the agreement at any time upon delivery of written notice to the other party. In addition, he is entitled to severance pay equal to 18 months of his base salary if he is terminated without cause, or if he terminates for good reason, prior to July 1, 2022.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020

13.  COVID-19

On March 20, 2020, Governor Ned Lamont of Connecticut issued an executive order requiring all “non-essential” businesses to close effective 8:00 p.m., Monday, March 23, 2020, until further notice. During the second quarter of 2020, the State of Connecticut announced plans to re-open selected businesses pursuant to a three Phase reopening plan for those businesses deemed non-essential and closed due to the March 20, 2020 executive order. On May 20, 2020 Phase 1 of the re-opening plan was put in place and on June 17, 2020 Phase 2 was put into effect. Phase 3 re-opening has not been announced. The compliance requirements for certain businesses to operate are difficult to administer, costly and in many situations not customer friendly. If these orders remain in effect for an extended period, it could disrupt the Company’s operations in a material way, resulting in reductions in revenues, net income, and cash flow. In addition, any disruption to the operations of a borrower could impair its ability to make monthly payments of interest, payments of insurance and/or taxes or to repay the outstanding balances on their loans at maturity. Furthermore, if a liquidity crisis were to develop, borrowers may not be able to refinance their loans when due. Finally, the spread of COVID-19 is having a negative impact on the overall economy, including on real estate values. If borrowers cannot sell their properties or the values of properties securing mortgage loans decline significantly, the borrowers may not be able to repay their loans when due. In addition, the filing and preparation of loan documents with the various recording offices may be delayed and currently there is no access to the Connecticut court system to process foreclosures and evictions. Currently, of our 477 mortgages receivable, we have 23 loans in forbearance due to COVID-19, representing $6.5 million of mortgages receivable and a total of approximately $200,000 of deferred interest. Once a forbearance request is initiated by the borrower, we promptly request documentation to determine the validity of the request and if valid and reasonable, we defer the borrower’s payment of interest for a period of 90 days. A legal fee is the only charge passed on to the borrower. To qualify for forbearance, a borrower must be current on all its obligations to the Company.

If there is a re-occurrence of the virus in Connecticut or the State mandates further business closures, the Company may be compelled to take measures to preserve its cash flow, including reducing operating expenses and dividend payments until the consequences of the outbreak subside. There may be other adverse consequences to the Company’s business, operations, and financial condition from the spread of COVID-19 that have not been considered.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that, since consummation of the IPO, we meet all the requirements to qualify as a REIT for federal income tax purposes and elected to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% exercise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.

Review of First Half of 2020 and Outlook for Balance of Year

We began 2020 with approximately $35 million of liquid assets and within the first seven weeks of the year, we used about $15 million of that war chest to fund new mortgages. Then COVID-19 hit and we quickly realized that things were about to change drastically. Once the State of Connecticut went into lockdown mode, we were forced to scale-back our operations. As a finance company, we were permitted to remain open but, given “social distancing” and other measures designed to protect our employees and curtail the spread of the virus, we rotated employees between the office and, for those with remote log-in capability, had them work from home. Remote work is inherently not as efficient because our underwriting process is collaborative, but we adjusted well to this "new way of working." Furthermore, face-to-face customer contact was curtailed significantly, placing greater emphasis on phone calls, emails and video conferencing. In addition, the filing and preparation of loan documents with the various recording offices were and may continue to be delayed and currently there remains no access to the Connecticut court system to process foreclosures and evictions. In summary, the consequences of COVID-19 have and may continue to include one or more of the following:

●	increase in the amount of time necessary to review loan applications, structure loans, and fund loans;
●	adversely impact the ability of borrowers to remain current on their obligations;
●	reduce the rate of prepayments;
●	delay the completion of renovation projects that are in process;
●	inhibit the ability of borrowers to sell their properties so they can repay their obligation to us; and
●	delay foreclosure or other judicial proceedings necessary to enforce our rights.

Currently, of our 477 mortgages receivable, we have 23 COVID-19 forbearance requests representing $6.5 million of mortgages receivable and a total of approximately $200,000 of deferred interest.

As is the case with most industries and businesses impacted by COVID-19, we are limited in terms of the tools that are available to us to blunt the impact of COVID-19. We will continue to do all that is possible to keep our operations going, maintain contact with all our borrowers and applicants, and take whatever actions are necessary and appropriate to enforce our rights. However, we cannot assure you that our business, operations, and financial condition will not be adversely impacted by COVID-19.

In light of the impact of the COVID-19 epidemic on general economic conditions and the capital markets, in the first half of 2020 we took various steps to reduce our risks, including the following changes to our underwriting guidelines as of April 1, 2020 applicable to new loans:

●	limited new loan activity to the amount of cash generated by loan payoffs;
●	reduced the loan-to-value ratio on new loans to 50%;
●	loans greater than $1 million required the approval of one of our independent directors; and
●	required an interest reserve with respect to loans exceeding a specified amount.

Effective July 1, 2020, we relaxed some of these measures by increasing our loan-to-value ratio back to 70% while still maintaining a cautionary perspective.

Other factors that we believe will impact our business in 2020 include the following:

Increased competition. In the past, our primary competitors were other non-bank real estate finance companies (like us) as well as banks and other financial institutions. Our principal competitive advantages included our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. Clearly, the primary driver for these new market participants is the need to generate yield. They are well-funded and aggressive in terms of pricing. Currently, we have seen a decrease in competition as a result of COVID-19.

Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers. As borrowers have more choices, they are demanding better terms. As of June 30, 2020, the average yield on our portfolio was down slightly to 12.38% from 12.83% for the same period in 2019. We expect further rate compression in 2020.

Property values. In some parts of the U.S., the rate of increasing property values has slowed and, in some cases, has even reversed. In other parts of the U.S. - like southern Connecticut for example - we've seen increased property values as borrowers flee highly concentrated geographies such as New York City. Although our default and foreclosure rate has been relatively consistent over the last three years, as property values decline the risk of foreclosure increases. Our response to this development has been to adhere to our strict loan-to-value ratio, limit the term of our loans to not more than one year whenever possible, and aggressively enforce our rights when loans go into default.

We have adjusted our business and growth strategy to address changes in the marketplace and our growth to date. Specifically, we are looking to expand our geographic footprint beyond Connecticut to Florida and Texas. We are also looking at funding larger loans than we have in the past and we are looking to fund developers and builders with longer and stronger operating histories than those we have funded in the past. We continue to look for opportunities in new markets that meet our core underwriting and loan criteria. In addition, we believe the migration to higher quality transactions will offset any rate compression and help us maintain a low foreclosure rate.

Operational and Financial Overview

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 13.0% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. Generally, our underwriting criteria mandated a loan-to-value ratio of no less than 70% – i.e., the amount of the loan could not exceed 70% of the market value of the property securing the loan. During the second quarter of 2020, we revised that policy that the amount of the loan may not exceed 50% of the market value of the property securing the loan – i.e., a 50% loan-to-value ratio. As of July 2020, the 50% loan-to-value ratio on new loan fundings has reverted back to our general policy of 70% In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, taking into consideration the loan under consideration.

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. Our capital structure is currently more heavily weighted to equity rather than debt — approximately 58.9% vs. 41.1% of our total capitalization at June 30, 2020. At June 30, 2020, we had outstanding two series of unsecured, unsubordinated five-year notes — $23.7 million due June 30, 2024 and bearing interest at the rate of 7.125% per annum and $34.5 million due December 30, 2024 bearing interest 6.875% per annum. At June 30, 2020 and 2019, the yield on our mortgage loan portfolio was 12.38% and 12.83%, respectively. For this purpose, yield takes into account interest payments, origination fees and other fees and charges collected from borrowers related to originating, managing or servicing our mortgage loan portfolio. We expect interest rate compression to continue to be a factor in 2020 due to increased competition and borrower demands. On the other hand, since the interest rate on our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression if and when interest rates begin to increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

In addition, we seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. At June 30, 2020, approximately 44% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At June 30, 2020, 13 of our mortgage loans were the subject of enforcement or collection proceedings. The aggregate amount due on these loans, including principal and unpaid accrued interest, was approximately $3.6 million, representing approximately 3.2% of our aggregate mortgage loan portfolio. In the case of each of these loans, we have determined the value of the collateral exceeds the aggregate amount due.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. To grow the business and satisfy the requirement to pay out 90% of net profits, we expect to increase our level of debt to at least 50% of our total capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Our total indebtedness at June 30, 2020 was approximately $59.0 million, which included a mortgage loan of approximately $800,000 and two series of notes having an aggregate original principal amount of approximately $58.2 million. The notes having an aggregate original principal amount of approximately $23.7 million bear interest at the rate of 7.125% per annum and have a maturity date of June 30, 2024 (the “June Notes”). Notes having an aggregate original principal amount of $34.5 million bear interest at the rate of 6.875% per annum and have a maturity date of December 30, 2024 (the “December Notes”).

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

As an “emerging growth company,” we may avail ourselves of the reduced disclosure requirements and extended transition periods for adopting new or revised accounting standards that would otherwise apply to us as a public reporting company. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company. As a result, our financial statements may not be comparable to those of other public reporting companies that either are not emerging growth companies or that are emerging growth companies but have opted not to avail themselves of these provisions of the JOBS Act and investors may deem our securities a less attractive investment relative to those other companies, which could adversely affect our stock price.

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Total revenue

Total revenue for the three months ended June 30, 2020 was approximately $4.3 million compared to approximately $3.1 million for the three months ended June 30, 2019, an increase of approximately $1.2 million, or 41%. The increase in revenue represents an increase in lending operations. However, as noted above, the restrictions we adopted in response to the COVID-19 pandemic in Mach 2020, precluded us from growing our mortgage loan portfolio in the second quarter of 2020. See "Review of First Half of 2020 and Outlook for Balance of Year". For the 2020 period, interest income was approximately $3.3 million and net origination fees were approximately $647,000. In comparison, for the three months ended June 30, 2019, interest income was approximately $2.3 million and net origination fees were approximately $341,000. In addition, we recorded increases in interest on investments of approximately $33,000 and other income of approximately $104,000. These increases in revenue were partially offset by decreases in late fees, approximately $119,000, processing fees and net rental income, approximately $20,000 in the aggregate, as well as an $8,900 loss from the sale of investments.

Operating costs and expenses

Total operating costs and expenses for three months ended June 30, 2020 were approximately $2.0 million compared to $1.9 million for the three months ended June 30, 2019, an increase of approximately 6%. Compared to the 2019 period, in the 2020 period interest expense and amortization of deferred financing costs increased approximately $700,000 due to the increase in our overall indebtedness -- $59.0 million at June 30, 2020 compared to $23.8 million at June 30, 2019. As discussed above, in light of COVID-19, we instituted various restrictions to our lending operations, the result of which was that we did not generate interest income to offset the additional interest expense. See "Review of First Half of 2020 and Outlook for Balance of Year".

Professional fees increased approximately $40,000 due to increases in computer and technology services, director fees and audit fees, general and administrative expenses increased approximately $24,000 due to increased operations, while compensation expense decreased approximately $81,000, primarily due to the resignation of Jeffrey Villano and Donna Genovese, our co-chief executive officer and director of marketing, respectively, in November 2019. The 2019 period included expenses incurred in connection with the termination of our line of credit of approximately $780,000 and no such costs occurred in the 2020 period. In addition, we recorded an impairment loss of $245,000 during the June 2020 quarter on our real estate owned.

Comprehensive income

For the quarter ended June 30, 2020, we reported an unrealized gain on investment securities of approximately $221,000 reflecting the increase in the market value of such securities since March 31, 2020. There was no comparable item in the second quarter of 2019.

Net Income

Net income for the three months ended June 30, 2020 was approximately $2.3 million, or $0.10 per share, compared to $1.1 million, or $0.06 per share for the three months ended June 30, 2019, despite the increase in weighted average number of shares outstanding -- 22,117,301 for the 2020 period compared to 18,499,531 for the 2019 period.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Total revenue

Total revenue for the six months ended June 30, 2020 was approximately $8.6 million compared to approximately $6.4 million for the six months ended June 30, 2019, an increase of approximately $2.2 million, or 34%. The increase in revenue represents an increase in lending operations. As discussed above, in light of COVID-19, in March 2020 we instituted various restrictions to our lending operations, which continued through the quarter ended June 30, 2020. Revenue growth for the six months ended June 30, 2020 is directly related to the increase in loans funded during the first quarter of 2020. See "Review of First Half of 2020 and Outlook for Balance of Year".

For the 2020 period, interest income was approximately $6.2 million and net origination fees were approximately $1.2. In comparison, for the six months ended June 30, 2019, interest income was approximately $5.1 million and net origination fees were approximately $705,000. The balance of the increase in revenues was attributable to interest on investments and the gain from sale of investments of approximately $568,000 in the aggregate and an increase in other income of approximately $271,000. These increases were offset by decreases in late fee income, approximately $151,000, net rental income, approximately $33,000 and net gain on sale of real estate, approximately $7,000.

Operating costs and expenses

Total operating costs and expenses for six months ended June 30, 2020 were approximately $4.1 million compared to $3.2 million for the six months ended June 30, 2019, an increase of approximately 28%. The increase in operating costs and expenses is primarily attributable to the increase in our lending operations. Compared to the 2019 period, in the 2020 period interest expense and amortization of deferred financing costs increased approximately $1.2 million due to the increase in our overall indebtedness -- $59.0 million at June 30, 2020 compared to $23.8 million at June 30, 2019. As discussed above, in light of COVID-19, we instituted various restrictions to our lending operations, the result of which was that we did not generate interest income to offset these additional interest expense. See “Review of First Half of 2020 and Outlook for Balance of Year”.

Professional fees increased approximately $88,000 due to increases in computer and technology services, director fees and audit fees, while compensation expense decreased approximately $125,000, primarily due to the resignation of Jeffrey Villano and Donna Genovese, our co-chief executive officer and director of marketing, respectively, in November 2019. The 2019 period included expenses incurred in connection with the termination of our line of credit of approximately $780,000 and no such costs occurred in the 2020 period. In addition, we recorded an impairment loss of $495,000 during the June 2020 quarter on our real estate owned.

Comprehensive income

For the six months ended June 30, 2020, we reported an unrealized gain on investment securities of approximately $86,000 reflecting the increase in the market value of such securities since December 31, 2019. There was no comparable item during the six months ended June 30, 2019.

Net Income

Net income for the six months ended June 30, 2020 was approximately $4.5 million, or $0.20 per share, compared to $3.2 million, or $0.19 per share for the six months ended June 30, 2019, despite the increase in weighted average number of shares outstanding -- 22,117,301 for the 2020 period compared to 17,144,104 for the 2019 period.

Liquidity and Capital Resources

At June 30, 2020, cash and investments totaled approximately $20.6 million compared to $34.8 million at December 31, 2019. This decrease was offset by a corresponding increase in mortgages receivable of $17.1 million. Overall, total assets increased by approximately $2.2 million compared to year end and total liabilities increased approximately $350,000. Shareholders’ equity increased by approximately $1.9 million due to a decrease in our accumulated comprehensive loss of approximately $86,000 and the difference between our net income of approximately $4.5 million and the dividends paid of approximately $2.7 million offset by costs associated with our S-3 Registration Statement, approximately $58,000, which we filed in January 2020. At June 30, 2020, we had approximately $8.2 million of future funding commitments under existing construction loans.

Net cash provided by operating activities for the six months ended June 30, 2020 was approximately $4.0 million compared to approximately $3.7 million for same 2019 period. For the 2020 period net cash from operations consisted primarily of net income of $4.5 million, an impairment loss of $495,000, depreciation and amortization of deferred financing cost of $267,000, and an increase in advances from borrowers of $164,000, offset by a realized gain on investments of approximately $437,000, increases in interest and fees receivable of $186,000, amounts due from borrowers of $598,000 and prepaid expenses of $48,000, and a decrease in deferred income of $347,000. For the 2019 period net cash from operating activities consisted primarily of net income of $3.2 million, depreciation and amortization of deferred financing cost of $120,000, costs associated with the termination of the Webster Facility of $439,00, and a $780,000 decrease in due from borrowers, offset by a $450,000 increase in interest and fees receivable, a $177,000 increase in deposits on property and a $177,000 decrease in due to note purchaser.

Net cash used for investing activities for the six months ended June 30, 2020 was approximately $15.7 million compared to approximately $7.7 million for the comparable 2019 period. For the 2020 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $42.3 million, the purchase of investments of $17.4 million and the acquisition of and improvements to real estate owned of $1.0, offset by proceeds from the sale of investments of approximately $17.9 million, proceeds from the sale of real estate owned of $1.8 million and mortgage loan pay-offs of approximately $25.4 million. For the 2019 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $28.5 million, acquisitions and improvements of real estate owned of approximately $343,000 and purchases of property and equipment of $165,000, offset by mortgage loan pay-offs of approximately $21.1 million and proceeds from sale of real estate owned of approximately $265,000.

Net cash used in financing activities for the six months ended June 30, 2020 was approximately $2.5 million compared to approximately $6.9 million of cash provided by financing activities for the comparable 2019 period. Net cash used for financing activities for the 2020 period consists of dividends paid of approximately $2.7 million, financing cost incurred of approximately $58,000 and principal payments on our notes and mortgage payable of approximately $18,000, offset by proceeds from other loans of $258,000. Net cash provided by financing activities for the 2019 period consists primarily of proceeds from the Webster Facility of approximately $42.7 million, approximately $15.5 of net proceeds from the sale of common shares, approximately $21.7 million of net proceeds from the sale of notes, approximately $1.0 million of proceeds from the sale of mortgage notes and approximately $800,000 of gross proceeds from the new Bankwell mortgage loan, offset by repayments of approximately $69.9 million on our credit facilities, approximately $4.7 million of dividends paid and approximately $291,000 repayment of the old Bankwell mortgage loan.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and payments for usual and customary operating and administrative expenses, such as interest payments on notes payable, employee compensation, sales and marketing expenses and dividends. Based on this analysis, we believe that our current cash balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of new mortgage loans. Funding for long-term cash needs will come from the proceeds from the sale of debt and/or equity securities, cash on hand, investments and operating cash flows.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

Subsequent Events

On July 21, 2020, our board of directors declared a dividend of $0.12 per share, or $2,654,076 in the aggregate, payable on August 7, 2020, to our shareholders of record as of July 31, 2020.

In July 2020 we entered into an employment agreement with Peter J. Cuozzo pursuant to which Mr. Cuozzo agreed to serve as our Executive Vice President-Chief Operating Officer on a full-time basis effective as of July 1, 2020. Mr. Cuozzo’s duties include overseeing all of our operations and our expansion into new markets – particularly Florida. Mr. Cuozzo’s base salary is $250,000 per year. He is entitled to incentive compensation based on parameters to be determined by the Compensation Committee. Either party can terminate the agreement at any time upon delivery of written notice to the other party. In addition, he is entitled to severance pay equal to 18 months of his base salary if he is terminated without cause, or if he terminates for good reason, prior to July 1, 2022.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of June 30, 2020, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligation	$9,530	$2,672	$6,858	$—	$—
Unfunded portions of outstanding construction loans	8,182,827	8,182,827	—	—	—
Unfunded loan commitments	—	—	—	—	—
Total contractual obligations	$8,192,357	$8,185,499	$6,858	$—	$—

Critical Accounting Policies and Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer (the same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer (same person) concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.EXHIBITS

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

10.8	Employment Agreement, dated as of July 1, 2020, by and between Peter J. Cuozzo and Sachem Capital Corp. (9)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on April 5, 2019 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on July 8, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: August 6, 2020	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)