Form 10-Q
period 2020-09-30
Sachem Capital Corp.
filed 2020-11-06
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐     Yes    ☒     No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC
7.125% Notes due 2024	SCCB	NYSE American LLC
6.875% Notes due 2024	SACC	NYSE American LLC
7.75% Notes due 2025	SCCC	NYSE American LLC

As of November 5, 2020, the Issuer had a total of 22,124,801 common shares, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Assets:
Cash and cash equivalents	$5,384,073	$18,841,937
Investments	27,688,794	15,949,802
Mortgages receivable	124,131,879	94,348,689
Interest and fees receivable	1,551,333	1,370,998
Other receivables	87,307	141,397
Due from borrowers	1,501,470	840,930
Prepaid expenses	106,816	24,734
Property and equipment, net	1,418,442	1,346,396
Deposits on property and equipment	172,210	71,680
Real estate owned	7,523,584	8,258,082
Deferred financing costs	66,086	16,600

Total assets	$169,631,994	$141,211,245

Liabilities and Shareholders' Equity
Liabilities:
Notes payable (net of deferred financing costs of $3,074,115 and $2,687,190)	$69,452,636	$55,475,810
Mortgage payable	771,785	784,081
Line of credit	12,080,569	—
Accounts payable and accrued expenses	522,453	249,879
Other loans	257,845	—
Security deposits held	13,416	7,800
Advances from borrowers	1,413,974	848,268
Deferred revenue	1,114,721	1,205,740
Notes payable	60,130	75,433
Accrued interest	80,672	3,416
Total liabilities	85,768,201	58,650,427
Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock - $.001 par value; 100,000,000 shares authorized; 22,117,301 issued and outstanding	22,117	22,117
Paid-in capital	83,810,276	83,856,308
Accumulated other comprehensive loss	(37,596)	(50,878)
Retained earnings (accumulated deficit)	68,996	(1,266,729)
Total shareholders' equity	83,863,793	82,560,818
Total liabilities and shareholders' equity	$169,631,994	$141,211,245

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
	2020	2019	2020	2019
Revenue:
Interest income from loans	$3,473,304	$2,442,750	$9,640,387	$7,509,155
Interest income on investments	32,483	28,148	163,161	28,148
Gain/(loss)on sale of investment securities	(21,858)	—	415,301	—
Origination fees, net	393,097	497,237	1,551,652	1,202,777
Late and other fees	10,955	18,149	46,835	205,182
Processing fees	37,445	44,870	123,568	121,470
Rental income, net	9,593	9,446	49,777	82,350
Other income	336,789	325,523	904,071	622,054
Net gain on sale of real estate	—	12,927	—	20,076
Total revenue	4,271,808	3,379,050	12,894,752	9,791,212

Operating costs and expenses:
Interest and amortization of deferred financing costs	1,262,278	537,878	3,564,533	1,611,332
Compensation, fees and taxes	496,058	476,404	1,220,412	1,325,822
Stock based compensation	4,107	4,107	12,321	12,327
Professional fees	158,206	105,053	400,868	259,275
Other expenses and taxes	26,247	39,355	61,484	70,683
Exchange fees	22,713	11,343	29,986	32,850
Expense in connection with termination of LOC	—	—	—	779,641
Impairment	—	—	495,000	—
Net loss on sale of real estate	2,816	—	7,276	—
Depreciation	15,348	18,618	46,318	44,286
General and administrative expenses	145,251	131,206	412,677	400,561

Total operating costs and expenses	2,133,024	1,323,964	6,250,875	4,536,777

Net income	2,138,784	2,055,086	6,643,877	5,254,435

Other comprehensive income (loss)
Unrealized gain (loss) on investment securities	(72,785)	—	13,282	—

Comprehensive income	$2,065,999	$2,055,086	$6,657,159	$5,254,435

Basic and diluted net income per common share outstanding:
Basic	$0.10	$0.10	$0.30	$0.30
Diluted	$0.10	$0.10	$0.30	$0.30

Weighted average number of common shares outstanding:
Basic	22,117,301	21,336,870	22,117,301	17,662,480
Diluted	22,117,301	21,336,870	22,117,301	17,622,480

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
				Accumulated	(Accumulated
			Additional	Other	Deficit)
	Common		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Totals
Balance, July 1, 2020	22,117,301	$22,117	$83,806,169	$35,189	$584,288	$84,447,763

Stock based compensation	—	—	4,107	—	—	4,107

Unrealized loss on marketable securities	—	—	—	(72,785)	—	(72,785)

Dividends paid	—	—	—	—	(2,654,076)	(2,654,076)

Net income	—	—	—	—	2,138,784	2,138,784

Balance, September 30, 2020	22,117,301	$22,117	$83,810,276	$(37,596)	$68,996	$83,863,793

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
				Accumulated	(Accumulated
			Additional	Other	Deficit)
	Common		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Totals
Balance, July 1, 2019	18,905,586	$18,906	$68,658,030	$—	$739,137	$69,416,073

Sales of stock through ATM	866,332	866	4,375,320	—	—	4,376,186

Sale of common stock	2,300,000	2,300	10,668,202	—	—	10,670,502

Exercise of warrants	16,407	16	82,019	—	—	82,035

Stock based compensation	—	—	4,103	—	—	4,103

Dividends	—	—	—	—	(2,348,452)	(2,348,452)

Net income	—	—	—	—	2,055,086	2,055,086

Balance, September 30, 2019	22,088,325	$22,088	$83,787,674	$—	$445,771	$84,255,533

The accompanying notes are an integral part of these financial statements.

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
				Accumulated	(Accumulated
			Additional	Other	Deficit)
	Common		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Totals
Balance, January 1, 2020	22,117,301	$22,117	$83,856,308	$(50,878)	$(1,280,011)	$82,547,536

Offering costs-ATM	—	—	(58,353)	—	—	(58,353)

Stock based compensation	—	—	12,321	—	—	12,321

Unrealized gain on marketable securities	—	—	—	13,282	—	13,282

Dividends paid	—	—	—	—	(5,308,152)	(5,308,152)

Net income	—	—	—	—	6,657,159	6,657,159

Balance, September 30, 2020	22,117,301	$22,117	$83,810,276	$(37,596)	$68,996	$83,863,793

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
				Accumulated	(Accumulated
			Additional	Other	Deficit)
	Common		Paid in	Comprehensive	Retained
	Shares	Amount	Capital	Income/(Loss)	Earnings	Totals
Balance, January 1, 2019	15,438,621	$15,439	$53,192,859	$—	$(405,483)	$52,802,815

Sales of stock through ATM	4,333,297	4,333	19,832,267	—	—	19,836,600

Sale of common stock	2,300,000	2,300	10,668,202	—	—	10,670,502

Exercise of warrants	16,407	16	82,019	—	—	82,035

Stock based compensation	—	—	12,327	—	—	12,327

Dividends	—	—	—	—	(4,403,181)	(4,403,181)

Net income	—	—	—	—	5,254,435	5,254,435

Balance, September 30, 2019	22,088,325	$22,088	$83,787,674	$—	$445,771	$84,255,533

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months
	Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,643,877	$5,254,435
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	357,497	159,872
Depreciation expense	46,318	44,286
Stock based compensation	12,321	12,327
Impairment loss	495,000	—
Loss (gain) on sale of real estate	7,276	(20,076)
Abandonment of office furniture	—	12,000
Costs in connection with termination of line of credit		439,446
Realized gain on investments	(415,301)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	—	12,813
Interest and fees receivable	(180,335)	(454,487)
Other receivables	54,090	(67,237)
Due from borrowers	(273,202)	2,122,939
Prepaid expenses	(82,082)	(22,305)
Deposits on property and equipment	(100,530)	(37,881)
(Decrease) increase in:
Due to note purchaser	—	(176,619)
Accrued interest	77,256	3,323
Accounts payable and accrued expenses	272,574	(159,512)
Deferred revenue	(91,019)	9,261
Advances from borrowers	565,706	180,889
Total adjustments	745,569	2,059,039
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,389,446	7,313,474

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(37,216,177)	—
Proceeds from the sale of investments	25,905,769	—
Proceeds from sale of real estate owned	1,816,522	362,136
Acquisitions of and improvements to real estate owned	(1,584,300)	(443,217)
Purchase of property and equipment	(118,364)	(196,603)
Security deposits held	5,616	—
Principal disbursements for mortgages receivable	(68,029,798)	(42,163,704)
Principal collections on mortgages receivable	37,859,270	27,917,331
NET CASH USED FOR INVESTING ACTIVITIES	(41,361,462)	(14,524,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	14,080,569	42,720,829
Repayment of line of credit	(2,000,000)	(69,939,952)
Proceeds from notes sold to shareholder	—	1,017,000
Repayment of notes sold to shareholder	—	(2,217,000)
Principal payments on mortgage payable	(12,296)	—
Principal payments on notes payable	(15,303)	—
Dividends paid	(5,308,152)	(7,027,746)
Financing costs incurred	(108,353)	(6,836)
Proceeds from other loans	257,845	—
Proceeds from mortgage payable	—	795,000
Repayment of mortgage payable	—	(297,837)
Proceeds from notes payable, net	—	68,634
Proceeds from issuance of common stock	—	30,736,148
Costs associated with the issuance of common stock	—	(147,002)
Gross proceeds from issuance of fixed rate notes	14,363,750	23,663,000
Financing costs incurred in connection with fixed rate notes	(743,908)	(1,307,571)
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,514,152	18,056,667

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,457,864)	10,846,084

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	18,841,937	158,859

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,384,073	$11,004,943

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Taxes paid	$—	$—
Interest paid	$2,093,080	$472,329

SUPPLEMENTAL INFORMATION-NON-CASH
Dividends declared and payable	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the period ended September 30, 2019 amounted to $2,265,927.

During the nine months ended September 30, 2019, the Company purchased equipment for $13,005 subject to a capital lease.

During the nine months ended September 30, 2019, Mortgages receivable, affiliate in the amount of $879,457 were reduced to $0 as the underlying loans were transferred to the Company and are included in Mortgages receivable.

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the period ended September 30, 2020 amounted to $170,383.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

Origination fee revenue, generally 2%- 5% of the original loan principal amount, is collected at loan funding and in connection with the extension of loans, and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company follows the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. Should the Company become liable for interest and penalties related to unrecognized tax benefits, such amounts would be included in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of September 30, 2020.

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

Reclassifications

Certain 2019 account balances have been reclassified to conform with the current year’s presentation.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

3. Fair Value Measurement

The fair value measurement level within the fair value hierarchy of an asset or liability is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$1,332,540	—	—	$1,332,540
Fixed and Preferred Securities	$2,862,830	—	—	$2,862,830
Mutual Funds	$23,493,424	—	—	$23,493,424
Total Investments	$27,688,794	—	—	$27,688,794
Real Estate Owned			$7,523,584	$7,523,584

Following is a description of the methodologies used for assets measured at fair value:

●	Stocks and ETFs: Valued at the closing price reported on the active market on which such securities are traded.
●	Fixed and Preferred Securities: Valued at the closing price reported on the active market on which such securities are traded.
●	Mutual funds: Valued at the daily closing price reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the Securities and Exchange Commission (the “SEC”). These funds are required to publish their daily net asset values and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.
●	Real estate owned: The Company estimates fair values of real estate owned using market information such as recent sales contracts, appraisals, recent sales offers, assessed values or discounted cash value models.

4.    Mortgages Receivable

Mortgages Receivable

The Company offers secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The loans are secured by first mortgage liens on one or more properties owned by the borrower or related parties. In addition, each loan is personally guaranteed by the borrower or its principals, which guarantees may be collaterally secured as well. The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. All loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the nine-month periods ended September 30, 2020 and 2019, the aggregate amounts of loans funded by the Company were $68,029,798 and $42,163,704, respectively, offset by principal repayments of $37,859,270 and $27,917,331, respectively.

At September 30, 2020, the Company’s portfolio included loans with outstanding principal balances up to approximately $3.2 million, with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.

At September 30, 2020, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company will extend the term of a loan if, at the time of the extension, the loan and the borrower satisfy the Company’s underwriting requirements at the time of the extension. The Company treats a loan extension as a new loan.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Credit Risk

Credit risk profile based on loan activity as of September 30, 2020 and December 31, 2019:

					Total
					Outstanding
Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Mortgages
September 30, 2020	$83,885,131	$29,316,495	$7,222,077	$3,708,176	$124,131,879
December 31, 2019	$71,605,920	$16,122,990	$5,639,979	$979,800	$94,348,689

The following are the maturities of mortgages receivable as of September 30:

2020	$40,472,468
2021	68,804,366
2022	12,471,850
2023	2,383,195
Total	$124,131,879

At September 30, 2020, the Company’s mortgage loan portfolio included 480 mortgage loans, of which fourteen were the subject of foreclosure proceedings. The aggregate outstanding balances due on these fourteen loans as of September 30, 2020, including unpaid principal, accrued but unpaid interest and borrower fees, was approximately $4.0 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the total amount due.

In the second quarter of 2020, the Company restructured twenty-three loans, having an aggregate balance of $6.5 million at June 30, 2020, pursuant to forbearance requests by borrowers under a program the Company adopted in response to the COVID-19 pandemic. The total amount of interest deferred under these twenty-three loans was approximately $200,000. At September 30, 2020, eighteen of the original twenty-three forbearance loans, having an aggregate principal balance of $5.1 million and $146,000 of deferred interest, were still outstanding. Once a forbearance request is initiated by the borrower, the Company requests documentation to determine the validity of the request and if deemed valid and reasonable, the Company defers the borrower's payment of interest for a period of 90 days. A legal fee is the only charge passed on to the borrower. To qualify for forbearance, a borrower must be current on all its obligations to the Company.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of September 30, 2020, and December 31, 2019, real estate owned totaled $7,523,584 and $8,258,082, respectively. As of September 30, 2020, real estate owned included $1,478,854 of real estate held for rental and $6,044,730 of real estate held for sale. In the first nine months of 2020, the Company recorded an impairment loss of $495,000 compared to an impairment loss of $-0- in the first nine months of 2019.

6.     Notes Payable

At September 30, 2020, the Company had three series of unsecured unsubordinated notes issued and outstanding having an outstanding aggregate principal amount of $72,526,750 in underwritten public offerings (collectively, the "Notes"). Each series was issued pursuant to an Indenture, dated as of June 21, 2020, between the Company and U.S. Bank National Association, as trustee, and a related supplement thereto. Collectively, the indenture and each supplement thereto is referred to as the "Indenture"). In June 2019, the Company issued and sold $23,663,000 aggregate principal amount of its 7.125% notes due 2024 (the “June 2024 Notes"); in November 2019, the Company issued and sold $34,500,000 of its 6.875% notes due 2024 (the “December 2024 Notes"); and in September 2020, the Company issued and sold $14,363,750 of its 7.75% notes due 2025 (the "September 2025 Notes “). The June 2024 Notes commenced accruing interest on June 25, 2019, the December 2024 Notes commenced accruing interest on November 7, 2019 and the September 2025 Notes commenced accruing interest on September 4, 2020. Accrued interest on the Notes is payable quarterly in cash, in arrears, on March 30, June 30, September 30 and December

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

30, commencing September 30, 2019 for the June Notes, December 30, 2019 for the December Notes and December 30, 2020 for the September Notes . The June Notes, December Notes and September Notes mature, and all amounts outstanding thereunder including principal, accrued but unpaid interest and any other fees and costs, June 30, 2024, December 30, 2024 and September 30, 2025, respectively. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness for borrowed money or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after June 25, 2021, in the case of the June Notes, November 7, 2021, in the case of the December Notes, and September 4, 2022, in case of the September Notes, upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption. The Notes are reflected on the Company’s September 30, 2020 and December 31, 2019 balance sheets net of deferred financing costs in the amount of approximately $3.6 million and $2.7 million, respectively.

7.    Line of Credit

During the nine months ended September 30, 2020, the Company obtained a $12.1 million priority credit line from Wells Fargo, which is secured by the Company's portfolio of short-term securities. The credit line bears interest at a rate equal to 1.5% below the prime rate (1.75% at September 30, 2020).

8.    Other income

For the three-month and nine-months periods ended September 30, 2020 and 2019, other income consists of the following:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
Income on borrower charges	$46,432	$130,871	$204,964	$163,364
Lender, modification and extension fees	154,175	138,148	431,977	288,373
In-house legal fees	53,740	36,500	156,090	108,200
Other income	82,442	20,004	111,040	62,117
Total	$336,789	$325,523	$904,071	$622,054

9.    Commitments and Contingencies

Origination Fees

Loan origination fees consist of points, generally 2%-5% of the original loan principal. These payments are amortized over the life of the loan for financial statement purposes.

Original maturities of deferred revenue are as follows as of:

September 30,
2020	$332,869
2021	618,867
2022	158,506
2023	4,479
Total	$1,114,721

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

Unfunded Commitments

At September 30, 2020, the Company was committed to an additional $13,342,248 in construction loans that can be drawn by the borrower when certain conditions are met.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, usually because the owner failed to pay property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At September 30, 2020, there were eight such properties, representing approximately $1.3 million in mortgages receivable.

10.    Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of September 30, 2020, and 2019, loans to known shareholders totaled $4,626,665 and $5,703,655, respectively. Interest income earned on these mortgage loans for the three- and nine-months ended September 30, 2020 was $129,956 and $397,293, respectively. Interest income earned on these mortgage loans for the three- and nine-months ended September 30, 2019 was $143,061 and $365,784, respectively.

For each of the nine-month periods ended September 30, 2020 and 2019, the wife of the Company’s chief executive officer was paid $75,000 for accounting and financial reporting services provided to the Company.

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

12.  Equity Financing Transactions

During the nine-month period ended September 30, 2019, the Company generated approximately $32 million of gross proceeds from the sale of its securities as follows:

(i)	$20,465,203 from the sale of 4,340,456 common shares in an "at-the-market" offerings;
(ii)	$82,035 from the exercise of 16,407 warrants; and
(iii)	$11,500,000 from the sale of 2,300,000 common shares.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

A portion of the net proceeds from these transactions were used to repay, the outstanding balance on a credit facility maintained with Webster Business Credit Corporation, with the balance used as working capital and for general corporate purposes.

On January 27, 2020, the Company filed a Registration Statement on Form S-3 with the SEC covering the offering and sale of up to $100 million of its securities, including common shares, preferred shares, debt securities, warrants, guaranties and units consisting of two or more classes of the foregoing securities. The registration statement became effective February 5, 2020.

13.  Subsequent Events

In October 2020, the Company sold an additional $14,000,000 aggregate principal amount of its September 2025 Notes. In connection with the offering of such notes, the Company granted the underwriters an option to purchase up to an additional $2.1 million aggregate principal amount of September 2025 Notes. The option expires November 20, 20120.

On November 4, 2020, the Company paid a dividend of $0.12 per share, or $2,654,076 in the aggregate, to shareholders of record as of October 26, 2020.

14.  COVID-19

On March 20, 2020, Governor Ned Lamont of Connecticut issued an executive order requiring all “non-essential” businesses to close effective 8:00 p.m., Monday, March 23, 2020, until further notice. During the second quarter of 2020, the State of Connecticut announced plans to re-open selected businesses pursuant to a three Phase reopening plan for those businesses deemed non-essential and closed due to the March 20, 2020 executive order. On May 20, 2020, Phase 1 of the re-opening plan was put in place, on June 17, 2020 Phase 2 was put into effect and on October 8, 2020 Phase 3 was put into effect. The compliance requirements for certain businesses to operate are difficult to administer, costly and in many situations not customer friendly. If these orders remain in effect for an extended period, it could disrupt the Company’s operations in a material way, resulting in reductions in revenues, net income, and cash flow. In addition, any disruption to the operations of a borrower could impair its ability to make monthly payments of interest, payments of insurance and/or taxes or to repay the outstanding balances on their loans at maturity. Furthermore, if a liquidity crisis were to develop, borrowers may not be able to refinance their loans when due. Finally, the spread of COVID-19 is having a negative impact on the overall economy, including on real estate values. If borrowers cannot sell their properties or the values of properties securing mortgage loans decline significantly, the borrowers may not be able to repay their loans when due. In addition, the filing and preparation of loan documents with the various recording offices may be delayed and currently there is only limited access to the Connecticut court system to process foreclosures and evictions. In the second quarter of 2020, the Company restructured twenty-three loans , having an aggregate balance of $6.5 million at June 30, 2020, pursuant to forbearance requests by borrowers under a program the Company adopted in response to the COVID-19 pandemic. The total amount of interest deferred under these twenty-three loans was approximately $200,000. At September 30, 2020, eighteen forbearance loans, having an aggregate principal balance of $5.1 million and $146,000 of deferred interest, were still outstanding.

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

Review of the first Nine Months of 2020 and Outlook for Balance of Year

We began 2020 with approximately $35 million of liquid assets and within the first seven weeks of the year, we used about $15 million of that war chest to fund new mortgages. Then COVID-19 hit and we quickly realized that things were about to change drastically. Once the State of Connecticut went into lockdown mode, we were forced to scale-back our operations. As a finance company, we were permitted to remain open but, given “social distancing” and other measures designed to protect our employees and curtail the spread of the virus, we rotated employees in and out of the office and, for those with remote log-in capability, had them work from home. Remote work is inherently not as efficient because our underwriting process is collaborative, but we adjusted well to this "new way of working." Furthermore, face-to-face customer contact was curtailed significantly, placing greater emphasis on phone calls, emails and video conferencing. In addition, the filing and preparation of loan documents with the various recording offices were and may continue to be delayed and currently there remains limited access to the Connecticut court system to process foreclosures and evictions. In summary, the consequences of COVID-19 have and may continue to include one or more of the following:

●	an increase in the amount of time necessary to review loan applications, structure loans, and fund loans;
●	adversely impact the ability of borrowers to remain current on their obligations;
●	reduce the rate of prepayments;
●	delay the completion of renovation projects that are in process;
●	inhibit the ability of borrowers to sell their properties so they can repay their obligation to us; and
●	delay foreclosure or other judicial proceedings necessary to enforce our rights.

Currently, of our 480 mortgage loans receivable, eighteen were restructured pursuant to the forbearance program we adopted in response to the COVID-19 pandemic. These eighteen mortgage loans have an aggregate outstanding principal balance of $5.1 million and the total amount of interest deferred on these eighteen mortgage loans is $146,000.

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

In light of the impact of the COVID-19 pandemic on general economic conditions and the capital markets, we immediately took various steps to reduce our risks, including the following changes to our underwriting guidelines as of April 1, 2020 applicable to new loans:

●	limited new loan activity to the amount of cash generated by loan payoffs;
●	reduced the loan-to-value ratio on new loans to 50%;
●	loans greater than $1 million required the approval of one of our independent directors; and
●	required an interest reserve with respect to loans exceeding a specified amount.

In addition, in response to the COVID-19 pandemic, in the second quarter of 2020 we instituted a forbearance program to help borrowers who were adversely impacted by the pandemic. Under this program, approximately $200,000 of interest on twenty-three loans, having an aggregate principal amount of $6.5 million at June 30, 2020, was deferred.

As conditions improved, effective July 1, 2020, we relaxed some of these measures by increasing our loan-to-value ratio back to 70% while still maintaining a cautionary perspective.

Demand for our products in the third quarter of 2020 was robust. We believe this demand was driven by several factors, all of which are related to COVID-19.

●	First, was the improvement in the overall economy, particularly the northeast corridor. This improvement reflected the reduction in the transmission rate of the virus and the slow-down in the number of virus-related deaths. As a result, various restrictions that had been imposed by states were eased.
●	Second, the competitive landscape for us remains favorable. Notwithstanding the improvements in the economy, banks and other traditional lenders have not eased-up on their lending requirements and many non-traditional lenders remain undercapitalized. In a way, this validated our decision prior to the second quarter of the year to focus on preservation of capital rather than short-term growth.
●	Third, the residential real estate market in Connecticut, our primary market, has stabilized and is quite strong. Like many other communities surrounding New York, Connecticut, particularly the southern counties, have benefitted from the migration of New York City residents to the suburbs. We believe this contributed to the increase in the number of loan pay-offs that we experienced in the third quarter.
●	Fourth, in the third quarter we initiated a growth strategy focused on Florida. At June 30, 2020, we had less than $1 million of Florida loans in our portfolio. At September 30, 2020, our portfolio included $9.7 million aggregate principal amount of loans in Florida.

Outlook for Balance of 2020

Our outlook for the rest of the year remains optimistic, but we do recognize that challenges remain. We are aware that many public health experts are predicting a "second wave" of the COVID-19 pandemic and, in fact, almost every state is now experiencing an increasing number of infections and an increasing number of deaths related to COVID-19. Accordingly, many public health professionals and politicians are urging states to reimpose some of the earlier restrictions. If there is a second outbreak of the virus in Connecticut and the state mandates further business closures, we may be compelled to take measures to preserve our cash flow, including reducing operating expenses and dividend payments until the consequences of the outbreak subside. In addition, there may be other adverse consequences to our business, operations, and financial condition from the spread of COVID-19 that we have not considered. As is the case with most industries and businesses impacted by COVID-19, we are limited in terms of the tools that are available to us to blunt the impact of COVID-19. We will continue to do all that is possible to keep our operations going, maintain contact with all our borrowers and applicants, and take whatever actions we believe are necessary and appropriate to enforce our rights. However, we cannot assure you that our business, operations, and financial condition will not be adversely impacted by COVID-19.

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

Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers. As borrowers have more choices, they are demanding better terms. As of September 30, 2020, the average yield on our portfolio was down slightly to 12.28% from 12.66% for the same period in 2019. We expect further rate compression in 2020.

Property values. In some parts of the U.S., the rate of increasing property values has slowed and, in some cases, has even reversed. In other parts of the United States - southern Connecticut for example - we've seen increased property values as borrowers flee highly concentrated geographies such as New York City. Although our default and foreclosure rate has been relatively consistent over the last three years, as property values decline the risk of foreclosure increases. Our response to this development has been to adhere to our strict loan-to-value ratio, limit the term of our loans to not more than one year whenever possible, and aggressively enforce our rights when loans go into default.

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

Operational and Financial Overview

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 13.0% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. Generally, our underwriting criteria mandated a loan-to-value ratio of no less than 70% – i.e., the amount of the loan could not exceed 70% of the market value of the property securing the loan. For the second quarter of 2020, we revised that policy so that the amount of the loan could not exceed 50% of the market value of the property securing the loan – i.e., a 50% loan-to-value ratio. As of July 2020, the 50% loan-to-value ratio on new loan fundings has reverted back to our general policy of 70%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, taking into consideration the loan under consideration.

Our revenue consists primarily of interest earned on our loan portfolio and our net income is the spread between the interest we earn and our cost of funds. At September 30, 2020 and 2019, the yield on our mortgage loan portfolio was 12.28% and 12.66%, respectively. For this purpose, yield takes into account interest payments, origination fees and other fees and charges collected from borrowers related to originating, managing or servicing our mortgage loan portfolio. We expect interest rate compression to continue to be a factor in 2020 due to increased competition and borrower demands. On the other hand, since the interest rate on our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression if and when interest rates begin to increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

In addition, we seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. At September 30, 2020, approximately 78.1% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At September 30, 2020, nine mortgage loans were the subject of tax enforcement or collection proceedings. The aggregate amount due on these loans, including principal and unpaid accrued interest, was approximately $1.3 million, representing approximately 1.0% of our aggregate mortgage loan portfolio. In the case of each of these loans, we believe the value of the collateral exceeds the aggregate amount due.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. To grow the business and satisfy the requirement to pay out 90% of net profits, we have increased our indebtedness to approximately 50.4% of our total capital at September 30, 2020 and we expect that percentage to increase. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

At September 30, 2020, our capital structure was 49.6% equity and 50.4% debt. Our total indebtedness at September 30, 2020 was approximately $85.6 million, which included a mortgage loan of approximately $800,000, a credit line loan of approximately $12.1 million and three series of unsecured, unsubordinated five-year notes having an aggregate original principal amount of approximately $72.5 million (collectively, the “Notes”). Notes having an aggregate principal amount of approximately $23.7 million bear interest at the rate of 7.125% per annum and have a maturity date of June 30, 2024 (the “June Notes”). Notes having an aggregate principal amount of $34.5 million bear interest at the rate of 6.875% per annum and have a maturity date of December 30, 2024 (the “December Notes”). Notes having an aggregate original principal amount of approximately $14.4 million bear interest at the rate of 7.75% per annum and have a maturity date of September 30, 2025 (the “September Notes”). In addition, in October 2020, we sold an additional $14,000,000 aggregate principal amount of our September 2025 Notes, which notes are a further issuance of, rank equally in right of payment with and form a single series for all purposes under the Indenture governing such notes, including, without limitation, waivers, amendments, consents, redemptions and other offers to purchase and voting, with the previously issued September 2025 Notes.

The Notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest). Interest on the Notes is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year the Notes are outstanding.

The Notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such Notes when due and satisfying any additional conditions required under the Indenture (defined below), we will be deemed to have been discharged from our obligations under the Notes and (ii) an “Asset Coverage Ratio” requirement pursuant to which we may not pay any dividends or make distributions in excess of 90% of our taxable income, incur any indebtedness or purchase any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of the Company’s total assets bears to the aggregate amount of its indebtedness.

We may, at our option, at any time and from time to time, on or after November 7, 2021, in the case of the December Notes, June 30, 2021, in the case of the June Notes, and September 4, 2022, in the case of the September Notes, redeem such Notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed Notes.

The December Notes, June Notes and September Notes are listed on the NYSE American LLC with a trading symbol “SACC”, “SCCB”, and “SCCC”, respectively.

We have entered into an Indenture, dated June 21, 2019, with U.S. Bank National Association, as trustee (the “Trustee”), as well as supplements thereto, which provides for the form and terms of the Notes and the issuance of the Notes. The Indenture also contains events of default and cure provisions.

In addition, in the third quarter of 2020, we borrowed $12.1 million from Wells Fargo against our investment account, which had a balance of approximately $27.7 million at September 30, 2020. The outstanding balance on this loan bears interest at a rate equal to 1.5% below the prime rate. The current rate for the loan is 1.75%.

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

We will cease to be an emerging growth company upon the earliest of: (i) the end of our 2022 fiscal year; (ii) the first fiscal year after our annual gross revenue are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common shares held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common shares less attractive if we choose to rely on these exemptions. If, as a result of our decision to reduce future disclosure, investors find our common shares less attractive, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Total revenue

Total revenue for the three months ended September 30, 2020 was approximately $4.3 million compared to approximately $3.4 million for the three months ended September 30, 2019, an increase of approximately $900,000, or 26.4%. The increase in revenue represents an increase in lending operations. However, as noted above, the restrictions we adopted in response to the COVID-19 pandemic in March 2020, precluded us from increasing our mortgage loan portfolio in the second quarter of 2020. See "Review of First Nine Months of 2020 and Outlook for Balance of Year". For the 2020 period, interest income was approximately $3.5 million and net origination fees were approximately $393,000. In comparison, for the three months ended September 30, 2019, interest income was approximately $2.4 million and net origination fees were approximately $497,000. In addition, we recorded an increase in interest on investments of approximately $4,000 during the 2020 period. These increases in revenue were partially offset by decreases in late fees, approximately $7,000, in processing fees, approximately $7,000, and a $22,000 loss from the sale of investments.

Operating costs and expenses

Total operating costs and expenses for three months ended September 30, 2020 were approximately $2.1 million compared to $1.3 million for the three months ended September 30, 2019, an increase of approximately $800,000, or 61.5%. Compared to the 2019 period, in the 2020 period interest expense and amortization of deferred financing costs increased approximately $724,000 due to the increase in our overall indebtedness -- $85.5 million at September 30, 2020 compared to $24.5 million at September 30, 2019. As discussed above, in light of COVID-19, we instituted various restrictions to our lending operations, the result of which was that we did not generate interest income to offset the additional interest expense. See "Review of First Nine Months of 2020 and Outlook for Balance of Year".

Professional fees, including fees for computer and technology services, director fees, legal fees and audit fees, increased approximately $53,000. General and administrative expenses increased approximately $14,000 due to increased operations, while compensation expense increased approximately $20,000.

Comprehensive income (loss)

For the quarter ended September 30, 2020, we reported an unrealized loss on investment securities of approximately $73,000 reflecting the decrease in the market value of such securities since June 30, 2020. There was no comparable item in the third quarter of 2019.

Net Income

Net income for the three months ended September 30, 2020 was approximately $2.055 million, or $0.10 per share, compared to $2.139 million, or $0.10 per share for the three months ended September 30, 2019, despite the increase in weighted average number of shares outstanding -- 22,117,301 for the 2020 period compared to 21,336,870 for the 2019 period.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Total revenue

Total revenue for the nine months ended September 30, 2020 was approximately $12.9 million compared to approximately $9.8 million for the nine months ended September 30, 2019, an increase of approximately $3.1 million, or 32%. The increase in revenue represents an increase in lending operations. As discussed above, in light of COVID-19, in March 2020 we instituted various restrictions to our lending operations, which continued through the quarter ended June 30, 2020. Revenue growth for the nine months ended September 30, 2020 is directly related to our expansion plans, which contributed to the overall growth in our mortgage loan portfolio.

For the 2020 period, interest income was approximately $9.6 million and net origination fees were approximately $1.55 million. In comparison, for the nine months ended September 30, 2019, interest income was approximately $7.5 million and net origination fees were approximately $1.2 million. The balance of the increase in revenues was attributable to an increase in interest on investments and the gain from sale of investments of approximately $550,000 in the aggregate and an increase in other income of approximately $282,000. These increases were offset by decreases in late fee income, approximately $158,000, net rental income, approximately $32,500 and net gain on sale of real estate, approximately $20,000.

Operating costs and expenses

Total operating costs and expenses for nine months ended September 30, 2020 were approximately $6.3 million compared to $4.5 million for the nine months ended September 30, 2019, an increase of approximately $1.8 million, or 40%. The increase in operating costs and expenses is primarily attributable to the increase in our lending operations. Compared to the 2019 period, in the 2020 period interest expense and amortization of deferred financing costs increased approximately $1.95 million due to the increase in our overall indebtedness -- approximately $85.6 million at September 30, 2020 compared to approximately $24.5 million at September 30, 2019. As discussed above, in light of COVID-19, we instituted various restrictions to our lending operations, the result of which was that we did not generate interest income to offset the additional interest expense. See “Review of First Nine Months of 2020 and Outlook for Balance of Year”.

Professional fees increased approximately $142,000, while compensation expense decreased approximately $105,000, reflecting a reduction is property maintenance personnel. The 2019 period included expenses incurred in connection with the termination of our line of credit of approximately $780,000 and no such costs occurred in the 2020 period. In addition, we recorded an impairment loss of $495,000 during the September 2020 period on our real estate owned.

Comprehensive income

For the nine months ended September 30, 2020, we reported an unrealized gain on investment securities of approximately $13,000 reflecting the increase in the market value of such securities since December 31, 2019. There was no comparable item during the nine months ended September 30, 2019.

Net Income

Net income for the nine months ended September 30, 2020 was approximately $6.7 million, or $0.30 per share, compared to approximately $5.3 million, or $0.30 per share for the nine months ended September 30, 2019, despite the increase in weighted average number of shares outstanding -- 22,117,301 for the 2020 period compared to 17,662,480 for the 2019 period.

Liquidity and Capital Resources

At September 30, 2020, cash and investments totaled approximately $33.1 million compared to $34.8 million at December 31, 2019. Overall, total assets increased by approximately $28.4 million and total liabilities increased approximately $27.1 million compared to year-end. In addition, shareholders’ equity increased by approximately $1.3 million compared to year-end due to a corresponding increase in retained earnings. In addition, at September 30, 2020, we had approximately $13.3 million of future funding commitments under existing loans.

Net cash provided by operating activities for the nine months ended September 30, 2020 was approximately $7.4 million compared to approximately $7.3 million for the 2019 period. For the 2020 period net cash from operations consisted primarily of net income of $6.6 million, an impairment loss of $495,000, depreciation and amortization of deferred financing cost of $404,000, an increase in advances from borrowers of $566,000, and in accounts payable and accrued expenses of $360,000, offset by increases in interest and fees receivable of $180,000, due from borrowers of $273,000, deposits on equipment if $101,000 and the realized gain on investments of approximately $415,000. For the 2019 period net cash provided by operating activities consisted primarily of net income of approximately $5.3 million, non-cash costs associated with the termination of our revolving credit facility with Webster Business Credit Corporation of approximately $439,000, amortization of deferred financing costs and depreciation expense of approximately $204,000, a decrease in due from borrowers of approximately $2.1 million and an increase in advances from borrowers of approximately $181,000, offset by an increase in interest and fees receivable of approximately $454,000, and decreases in due to note purchaser of approximately $177,000 and accounts payable and accrued expenses of approximately $160,000..

Net cash used for investing activities for the nine months ended September 30, 2020 was approximately $41.4 million compared to approximately $14.5 million for the comparable 2019 period. For the 2020 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $68.0 million, the purchase of investments of $37.2 million and the acquisition of and improvements to real estate owned of $1.6 million, offset by proceeds from the sale of investments of approximately $25.9 million, proceeds from the sale of real estate owned of $1.8 million and mortgage loan pay-offs of approximately $37.9 million. For the 2019 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $42.2 million, acquisitions and improvements of real estate owned of approximately $443,000 and purchases of property and equipment of $197,000, offset by mortgage loan pay-offs of approximately $27.9 million and proceeds from sale of real estate owned of approximately $362,000.

Net cash provided by financing activities for the nine months ended September 30, 2020 was approximately $20.5 million compared to approximately $18.1 million of cash provided by financing activities for the comparable 2019 period. Net cash provided by financing activities for the 2020 period consists of proceeds from the Wells Fargo line of credit of $14.1 million, gross proceeds from the sale of our fixed rate notes of approximately $14.4 million and proceeds from other loans of approximately $258,000 offset by dividends paid of approximately $5.3 million, the repayment of our credit line in the amount of $2.0 million , financing costs incurred of approximately $862,000 and principal payments on our notes and mortgage payable of approximately $28,000. Net cash provided by financing activities for the 2019 period consists primarily of proceeds from the Webster revolving credit facility of approximately $42.7 million, approximately $30.7 of net proceeds from the sale of common shares, approximately $23.7 million of proceeds from the sale of notes, approximately $1.0 million of proceeds from the sale of mortgage notes to shareholder and approximately $800,000 of gross proceeds from the new Bankwell mortgage loan, offset by repayments of approximately $69.9 million on our credit facility, approximately $7.0 million of dividends paid, approximately $2.2 million repayment of mortgage notes, financing costs of approximately $1.3 million and approximately $298,000 repayment of the old Bankwell mortgage loan.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and payments for usual and customary operating and administrative expenses, such as interest payments on notes payable, employee compensation, sales and marketing expenses and dividends. Based on this analysis, we believe that our current cash and investment balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

Subsequent Events

In October 2020, we sold an additional $14,000,000 aggregate principal amount of the September 2025 Notes, which notes are a further issuance of, rank equally in right of payment with and form a single series for all purposes under the Indenture governing such notes, including, without limitation, waivers, amendments, consents, redemptions and other offers to purchase and voting, with the previously issued September 2025 Notes. In connection with the offering of such notes, we granted the underwriters an option to purchase up to an additional $2.1 million aggregate principal amount of September 2025 Notes. The option expires November 20, 20120.

On November 4, 2020, we paid a dividend of $0.12 per share, or $2,654,076 in the aggregate, to shareholders of record as of October 26, 2020.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of September 30, 2020, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Operating lease obligation	$8,795	$2,940	$5,855	$—	$—
Unfunded portions of outstanding construction loans	13,342,248	13,342,248	—	—	—
Unfunded loan commitments	—	—	—	—	—
Total contractual obligations	$13,351,043	$13,345,188	$5,855	$—	$—

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

Item 4.CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer (the same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer (same person) concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

The outbreak and continued spread of the novel coronavirus disease, known as COVID-19, may have a material adverse effect on our business, operations and financial condition.

On March 20, 2020, Governor Ned Lamont of Connecticut issued an executive order requiring all “non-essential” businesses to close effective 8:00 p.m., Monday, March 23, 2020, until further notice. During the second quarter of 2020, the State of Connecticut announced plans to re-open selected businesses pursuant to a three-phase reopening plan for those businesses deemed non-essential and closed due to the March 20, 2020 executive order. On May 20, 2020, Phase 1 of the re-opening plan was put in place and on June 17, 2020 Phase 2 was put into effect. Phase 3 re-opening has not been announced. The compliance requirements for certain businesses to operate are difficult to administer, costly and in many situations not customer friendly. If these orders remain in effect for an extended period, it could disrupt our operations in a material way, resulting in reductions in revenues, net income, and cash flow. In addition, any disruption to the operations of a borrower could impair its ability to make monthly payments of interest, payments of insurance and/or taxes or to repay the outstanding balances on its loans at maturity. Furthermore, if a liquidity crisis were to develop, borrowers may not be able to refinance their loans when due. Finally, the spread of COVID-19 is having a negative impact on the overall economy, including on real estate values. If borrowers cannot sell their properties, which could have a material adverse effect on our cash flow and operating results, or the values of properties securing mortgage loans decline significantly, the borrowers may not be able to repay their loans when due. In addition, the filing and preparation of loan documents with the various recording offices may be delayed and currently there is limited access to the Connecticut court system to process foreclosures and evictions.

If there is a re-occurrence of the virus in Connecticut or the State mandates further business closures, we may be compelled to take measures to preserve our cash flow, including reducing operating expenses and dividend payments until the consequences of the outbreak subside. There may be other adverse consequences to our business, operations, and financial condition from the spread of COVID-19 that have not been considered.

Item 6.EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Form of Representative’s Warrants issued on February 9, 2017 in connection with the initial public offering (1)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
4.3	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.4	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.5	Form of 7.125% Notes due 2024 (5)
4.6	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (2)
4.8	Form of 6.875% Notes due 2024 (7)
4.9	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (10)
4.10	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.9 above)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
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

10.8**	Employment Agreement, dated as of July 1, 2020, by and between Peter J. Cuozzo and Sachem Capital Corp. (9)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on April 5, 2019 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on July 8, 2020 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: November 5, 2020	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)