Form 10-K
period 2020-12-31
Sachem Capital Corp.
filed 2021-03-31
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ◻    No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ◻    No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller Reporting Company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ◻ No ⌧

As of June 30, 2020, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates, computed by reference to the closing price for a common share on the NYSE American LLC on such date, was approximately $55.5 million.

As of March 30, 2021 the registrant had 22,308,269 common shares, $0.001 par value outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward- looking statements are subject to several risks, uncertainties and assumptions, including those described in “Risk Factors.” Given these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this Report. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.Unless the context otherwise requires, all references in this Report to “Sachem Capital,” “we,” “us” and“our” refer to Sachem Capital Corp., a New York corporation.

PART I

Item 1. Business

Background

We were organized as a New York corporation in January 2016 under the name HML Capital Corp. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 9, 2017, we completed our initial public offering (the “IPO”) in which we issued and sold 2.6 million common shares, $.001 par value per share. We believe that since the consummation of the IPO, we have qualified as a REIT and we elected to be taxed as a REIT beginning with our 2017 tax year. We believe that it is in the best interests of our shareholders that we continue to operate as a REIT. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our REIT status, but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we are also subject to federal excise taxes and minimum state taxes. Finally, we intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.

Company Overview

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., three years or less) loans secured by first mortgage liens on real property located primarily in Connecticut. Each loan is personally guaranteed by the principal(s) of the borrower, which guaranty is typically collaterally secured by a pledge of the guarantor’s interest in the borrower. Our typical borrower is a real estate investor who will use the proceeds to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties located primarily in Connecticut and that are held for investment or sale. The mortgaged property may or may not be income producing. We do not lend to owner-occupants. Our loans are referred to in the real estate finance industry as “hard money loans” primarily because they are secured by “hard” (i.e., real estate) assets.

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

Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective via a simple, yet compelling, two-prong strategy: 1) accelerate profitable growth and 2) drive operational excellence. More details behind this strategy may be found in this Item 1 under the heading “Our Business and Growth Strategies”. We will continue to selectively originate loans and carefully manage our loan portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions, economic cycles and high-growth geographies.

Approximately 88.9% of our mortgage loan portfolio at the end of 2020 included loans having an original principal amount of $500,000 or less, compared to 93.2% at the end of 2019. We believe that the demand for relatively small real estate loans, those less than $350,000, in Connecticut and neighboring states is significant and growing and that traditional lenders, including banks and other financial institutions that usually serve this market are unable to satisfy this demand. This demand/supply imbalance has created an opportunity for “hard money” real estate lenders like us to selectively originate high-quality first mortgage loans on attractive terms and these conditions, we believe, should persist for several years. Nevertheless, the increase in the number and proportion of loans having an original principal amount exceeding $500,000 reflects our strategy to fund larger loans, secured by higher quality properties being developed by borrowers with a history of successful development.

One target of our growth strategy is a focus on Texas and Florida, states that Forbes ranked #2 and #5, respectively, in their 2019 “Best States for Business” study. Both Texas and Florida have net migration into the state, no state income tax, a pleasant climate, a strong job market, and a positive economic forecast. According to the Forbes study mentioned above, Texas has an unemployment rate of 3.5% compared to the current national average of 6.2%; and its projected annual job growth is 1.7%. The state economy – $1.9 trillion – second only to California. In addition, Texas is headquarters to 100 of the top 1,000 public and private U.S. companies. Florida has a 3% unemployment rate and in 2019 welcomed 906 new residents per day on average. Its gross state economy is $1.1 trillion. We are initially targeting South, Southwest, Central, and Northwest Florida. Taken together, these are compelling reasons for Sachem Capital to focus on these high-growth geographies.

In summary, we built our business on a foundation of intimate knowledge of the Connecticut real estate market, our ability to respond quickly to customer needs and demands, and a disciplined underwriting and due diligence culture that focuses primarily on the value of the underlying collateral and that is designed to protect and preserve capital. As we implement our growth strategy, we will continue to apply this same rigor and discipline to selected geographies beyond Connecticut. We believe that our flexibility in terms of meeting the needs of borrowers without compromising our standards on credit risk, our in-house expertise, our intimate knowledge of real estate in the geographic markets we serve, and our focus on newly originated first mortgage loans have defined our success until now and should enable us to continue to achieve our objectives.

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

In addition, in response to the COVID-19 pandemic, in the second quarter of 2020 we instituted a forbearance program to help borrowers who were adversely impacted by the pandemic. Under this program, approximately $200,000 of interest on twenty-three loans, having an aggregate principal amount of $6.5 million at June 30, 2020, was deferred. As of December 31, 2020, all these loans have moved off forbearance and were current with respect to their interest payment obligations and no other loans were added to the forbearance program.

As conditions improved, effective July 1, 2020, we relaxed some of these measures by increasing our loan-to-value ratio back to 70% while still maintaining a cautionary perspective.

The Market Opportunity

Notwithstanding the spread of the novel corona virus known as COVID-19, which has had a severe adverse impact on general economic conditions, we continue to believe that once the spread of the virus abates there still will be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small-scale real estate developers with strong equity positions (i.e., good collateral), particularly in Connecticut where, traditionally, real estate values in many neighborhoods have been stable and substandard properties are improved, rehabilitated and renovated. We further believe that there will be many opportunities for us to expand our business into new markets. Starting in the fourth quarter of 2019 and during 2020, we have funded loans secured by properties in Naples, Florida, Phoenix, Arizona, Austin, Texas, Charleston, South Carolina, Littleton, Colorado and Sacramento, California. We also believe these developers will prefer to borrow from us rather than other lending sources because of our flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly. See Risk Factors — “The outbreak and spread of the novel coronavirus disease 2019, known as COVID-19, could have a material adverse effect on our business, operations and financial condition”; Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Year in Review — 2020; Outlook for 2021” and Note 18 to our Financial Statements.

Our Business and Growth Strategies

Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective via a simple, yet compelling, two-prong strategy: 1) accelerate profitable growth; and 2) drive operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive operational excellence, we have embarked on a broad change management initiative to review, assess, and upgrade – or transform if necessary – our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the Connecticut real estate market (which accounted for approximately 77% of our loan portfolio at the end of 2020), our expertise in ‘‘hard money’’ lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

Our strategy to achieve our objective also includes the following:

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;
●	take advantage of the prevailing economic environment, current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;
●	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle;
●	increase the size and quality of our mortgage loans and expand our geographic footprint to reduce our exposure to adverse market conditions that have a disproportionate impact on a single asset class or geographic area; and
●	continue to operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Our Competitive Strengths

We believe our competitive strengths include:

●	History of successful operations. We commenced operations as a limited liability company in December 2010 with three investors and limited equity capital. Since our inception through December 31, 2020, we have funded approximately 1,400 mortgage loans having an aggregate principal amount of $349.2 million. Immediately prior to the IPO, we had approximately 155 investors and $27 million of members’ equity. Since the IPO, we have raised an additional $48.7 million in equity capital and $114.2 million of debt capital. Similarly, since the IPO, our mortgage loan portfolio has grown from $33.8 million to $155.6 million at December 31, 2020. In addition, at December 31, 2020, we had $19.4 million of cash. We have reported net profits in every quarter since our IPO.
●	Long-standing relationships. We have ongoing relationships with many of our borrowers. At December 31, 2020, our loan portfolio includes 128 loans having an aggregate principal balance of approximately $25 million that were extensions of prior loans. Customers are also a referral source for new borrowers. As long as these borrowers remain active real estate investors, they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

●	Competent workforce. Our employees are multi-skilled professionals who have a strong “team” orientation, a “continuous process improvement” mentality, and an authentic desire to learn all aspects of our business and contribute wherever and however they are needed.
●	Knowledge of the market. Our intimate knowledge of the Connecticut real estate market enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors.
●	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include numerous checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, the value of the property and other forms of collateral.
●	Vertically integrated loan origination platform. We manage and control the loan process from origination through closing with our own personnel or independent legal counsel and, in the case of larger loans, independent appraisers, with whom we have long-standing relationships. Together, these individuals constitute a team highly experienced in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to execute opportunities quickly and efficiently.
●	Structuring flexibility. As a relatively small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.
●	No legacy issues. Unlike many of our competitors, we are not burdened by distressed legacy real estate assets. We do not have a legacy portfolio of low-yield or problem loans that could potentially dilute the attractive returns that we believe are currently available and/or that could distract and monopolize management’s time and attention. Similarly, we do not have any adverse credit exposure to, and we do not anticipate that our performance will be negatively impacted by, previously purchased assets.

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

At December 31, 2020, our mortgage loan portfolio included loans ranging in size from $2,600 to $10,780,000. Approximately 71% of the mortgage loans have an original principal amount of $250,000 or less, with an average mortgage loan size of approximately $314,000 and a median mortgage loan size of approximately $157,000. The table below gives a breakdown of our mortgage loan portfolio by loan size as of December 31, 2020:

		Aggregate
	Number of	Principal
Amount	Loans	Amount
$100,000 or less	140	$9,456,456
$100,001 to $250,000	210	33,790,106
$250,001 to $500,000	90	31,152,104
$500,001 to $1,000,000	28	18,137,053
Over $1,000,000	27	63,080,581
Total	495	$155,616,300

Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2020, our loan portfolio included 128 loans with future funding obligations, having a funded principal amount of $41,140,683 and $19,601,731 unfunded pending borrower performance. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction.

In general, our strategy is to service and manage the loans we originate until they are paid. At December 31, 2020, approximately 86% of the loans in our portfolio (representing approximately 77% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut. In comparison, at the end of 2019, approximately 90% of the loans in our portfolio (representing approximately 89% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut. Most of the properties we finance are residential investment, or commercial. However, in all instances the properties are held only for investment by the borrowers and may or may not generate cash flow. The table below gives a breakdown of our loan portfolio by state as of December 31, 2020:

	Number of
State	Loans	Amount	Percentage
Arizona	1	$1,500,000	0.97%
California	1	3,150,000	2.02%
Connecticut	427	119,818,849	77.00%
Florida	17	15,005,662	9.64%
Massachusetts	22	4,419,553	2.84%
Maine	1	35,384	0.02%
New York	13	6,434,029	4.14%
Rhode Island	8	1,933,606	1.24%
Tennessee	1	82,500	0.05%
Texas	4	3,236,717	2.08%
Total	495	155,616,300	100%

The typical terms of our loans are as follows:

Principal amount. We have a policy that will limit the amount of any loan to 10% of our total loan portfolio after accounting for the loan in question. At December 31, 2020, our loan portfolio included loans ranging in size from $2,600 to $10,780,000. Approximately 71% of the loans had an original principal amount of  $250,000 or less and 89% had an original principal amount of  $500,000 or less. The average loan size was approximately $314,000 and the median loan size was approximately $157,000.

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

Term. Generally, one to three years with early termination in the event of a sale of the property. Recently, to mitigate the risks associated with rising interest rates, whenever possible, we seek to limit the term on new loans to one year. We may agree to extend the maturity date so long as the borrower complies with all loan covenants, financial and non-financial, and the loan otherwise satisfies our then existing underwriting criteria. As a matter of policy, we will only extend the maturity for one year at a time, although there is no limit on the number of times the same loan can be extended. We treat a renewal or extension of an existing loan as a new loan.

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

Our Loan Portfolio

At December 31, 2020, our mortgage loan portfolio included 495 loans having an aggregate outstanding principal balance of $155.6 million. In comparison, at December 31, 2019, our loan portfolio included 438 loans having an aggregate outstanding principal balance of $94.3 million. The following tables highlight certain information regarding our real estate lending activities for the periods indicated.

	Year Ended
	December 31,
	2019	2020
Loans originated	$64,742,552	$117,230,923
Loans repaid	$43,347,362	$54,961,570
Mortgage lending revenues	$11,848,873	$16,165,084
Mortgage lending expenses	$5,041,609	$8,050,668
Number of loans outstanding	438	495
Principal amount of loans earning interest	$94,348,689	$155,616,300
Average outstanding loan balance	$215,408	$314,376
Weighted average contractual interest rate(1)	12.42%	11.79%
Weighted average term to maturity (in months) (2)	10	8
(1)	Does not include origination fees.
(2)	Without giving effect to extensions.

The following table details our mortgage loan portfolio as of December 31, 2020 by year of origination:

		Aggregate
	Number of	Principal
Year of Origination	Loans	Amount
2020	215	$90,587,437
2019	127	34,894,813
2018	60	11,955,978
2017	49	12,120,373
2016	20	2,919,555
2015 and prior	24	3,138,144
Total	495	$155,616,300

Historically, most of our loans are paid prior to their maturity dates. For example, of the loans that were repaid in full during 2020, approximately 82.4% were repaid prior to maturity. Similarly, for 2019, approximately 81.5% of the loans repaid during that year were paid prior to maturity. Our loan portfolio at December 31, 2020 included 93 mortgage loans of which (i.e., approximately 19% of the loans in our portfolio) had matured in 2020 but have not been repaid in full or extended. These loans are in the process of modification and will be extended if the borrower can satisfy our underwriting criteria, including the proper loan-to-value ratio, at the time or renewal. We treat renewals and extensions of existing loans as new loans.

We monitor our loans on a day-to-day basis. We generate daily reports from our loan tracking software that provides us with detailed information on each loan in our portfolio including the maturity date of the loan, the date the last payment was received, the date the next payment is due, the amount, if any, in arrears, whether we have received any notice from the insurance carrier that a claim has been made or that coverage has been discontinued and whether we have received any notice from the taxing authority of a lien for non- payment of taxes. If there is a default, we immediately contact the borrower to determine the reasons underlying the default and what action the borrower plans to take to cure the default. Once we become aware of the default, we continue to monitor the loan closely until we are satisfied that the situation has been resolved. Generally, we do not make periodic inspections of the properties securing our loans or obtain new appraisals during the term of the loan even if there is a default. However, if the borrower desires to extend the term of the loan, since we treat that as a new loan, we undertake all our underwriting procedures, including, if necessary, a new appraisal.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At December 31, 2020, of the 495 mortgage loans in our portfolio, 16, or approximately 3.23%, were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges on these loans as of December 31, 2020 was approximately $3.1 million, or approximately 2.0% of our mortgage loan portfolio. In the case of each of these loans, we believe the value of the collateral exceeds the outstanding balance on the loan and, accordingly, we have not reserved for any losses. In comparison, at December 31, 2019, of the 438 mortgage loans in our portfolio, nine, or approximately 2.1%, were in the process of foreclosure. The aggregate outstanding principal balance, accrued but unpaid interest and borrower charges on these loans as of December 31, 2019 was approximately $2.8 million, or approximately 3.0% of our loan portfolio. In the case of each of these loans, we believe the value of the collateral exceeds the outstanding balance on the loan and, accordingly, we have not reserved for any losses.

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

At December 31, 2020, 12 affiliated borrowers accounted for 6.0% of our loan portfolio. At December 31, 2019, 11 affiliated borrowers accounted for 6.5% of our loan portfolio.

The following tables set forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2020 and 2019 and the interest earned in each category:

	At December 31,
	2019	2020
Developer–Residential Mortgages	$71,605,920	$112,240,128
Developer–Commercial Mortgages	16,122,990	33,548,683
Land Mortgages	5,639,979	6,111,670
Mixed Use	979,800	3,715,819
Total Mortgages Receivable	$94,348,689	$155,616,300

	For the Years Ended December 31,
	2019			2020
	# of Loans	Interest Earned	%	# of Loans	Interest Earned	%
Residential	351	$7,401,076	75.9	405	$9,969,162	72.1
Commercial	64	1,666,447	17.1	67	2,979,792	21.6
Land Mortgages	16	582,939	6.0	13	542,838	3.9
Mixed Use	7	101,271	1.0	10	330,039	2.4
Total	438	$9,751,733	100.0	495	$13,821,831	100.0

At December 31, 2020: 427 loans, which accounted for approximately 77.0% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 17 loans, which accounted for approximately 9.64% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Florida; 13 loans, which accounted for approximately 4.14% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New York; 22 loans, which accounted for approximately 2.84% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; four loans, which accounted for approximately 2.08% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Texas; one loan, which accounted for approximately 2.02% of the aggregate outstanding balance of our loan portfolio, was secured by properties located in California; eight loans, which accounted for approximately 1.24% of our loan portfolio, was secured by a property located in Rhode Island; and one loan, which accounted for approximately 0.97% of our loan portfolio, was secured by property located in Arizona; and two loans, which accounted for approximately 0.07% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Maine and Tennessee.

At December 31, 2019: 393 loans, which accounted for approximately 88.7% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 18 loans, which accounted for approximately 3.8% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; 14 loans, which accounted for approximately 4.0% of the aggregate outstanding principal balance of our loan portfolio, were secured by a property located in New York; 10 loans, which accounted for approximately 1.6% of the aggregate outstanding balance of our loan portfolio, were secured by properties located in Rhode Island; one loan, which accounted for approximately 1.6% of our loan portfolio, was secured by a property located in Arizona; and two loans, which accounted for approximately 0.4% of our loan portfolio, were secured by properties located in Florida.

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

Our Current Financing Strategies

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. Our operating income in the future will depend on the amount of debt incurred and the spread between our cost of funds and the yield on our loan portfolio. Rising interest rates could have an adverse impact on our business if we cannot increase the rates on our loans to offset the increase in our cost of funds and to satisfy investor demand for yield. For example, in 2019, we sold $23,663,000 unsecured unsubordinated 5-year notes at 7.125% and $34,500,000 unsecured unsubordinated 5-year notes at 6.875%. In 2020, we sold unsecured unsubordinated 5-year notes having an aggregate original principal amount of $56,363,750 at 7.75%. The gross proceeds to us from the sale of these notes was $56,083,750. In addition, rapidly rising interest rates could have an unsettling effect on real estate values, which could compromise some of our collateral.

We do not have any formal policy limiting the amount of indebtedness we may incur. At December 31, 2020, debt capital represented approximately 64.3% of our total capital compared to 35.7% at December 31, 2019. Depending on various factors we may, in the future, decide to incur additional debt to expand our mortgage loan portfolio to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. However, to prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to use leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

As discussed above, in 2020, we raised approximately $56.1 million (after taking into account original issue discount) from the sale of unsecured unsubordinated 5-year notes. In addition, in 2020, we opened a margin loan account with Wells Fargo. At December 31, 2020, the balance on that account was $28.1 million, which we use to fund new mortgage loans and for working capital and general corporate purposes.

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2020:

Sources of Capital:
Debt:
Bonds payable, net	$109,640,692
Line of credit	28,055,648
Mortgage payable	767,508
Total debt	138,463,848
Other liabilities	7,286,796
Total liabilities	145,750,644
Capital (equity)	80,919,540
Total sources of capital	$226,670,184
Assets:
Cash and short-term marketable securities	$56,701,731
Mortgages receivable	155,616,300
Other assets	14,352,153
Total assets	$226,670,184

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

Effective as of July 1, 2020, the board of directors appointed Peter J. Cuozzo as our executive vice president and chief operating officer. His duties include but are not limited to overseeing and supervising our expansion into other markets including, but not limited to, Florida and Texas.

Competition

The real estate finance markets in Connecticut and other geographic areas in which we operate are highly competitive. Our competitors include traditional lending institutions such as regional and local banks, savings and loan institutions, credit unions and other financial institutions as well as other market participants such as specialty finance companies, REITs, investment banks, insurance companies, hedge funds, private equity funds, family offices and high net worth individuals. In addition, we estimate that, in addition to us, there are numerous “hard money” lenders of significant size serving these markets. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital.

Notwithstanding intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small real estate developers, owners and contractors throughout Connecticut and the rest of New England as well as in parts of New York State because we are well-capitalized, we have the flexibility to structure each loan to suit the needs of each individual borrower and we can act quickly. In addition, through our marketing efforts we are beginning to develop a brand identity in some of the other markets in which we operate. We believe we have developed a reputation among these borrowers for offering reasonable terms and providing outstanding customer service. We believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

Sales and Marketing

We do not engage any third parties for sales and marketing services. Rather, we rely on our senior executive officers and our new marketing department to generate lending opportunities as well as referrals from existing or former borrowers, brokers, bankers and web-based advertising. Particularly, in Florida and Texas we rely on brokers for referrals. A principal source of new transactions has been repeat business from prior customers and their referral of new leads.

Over the past year, we have created a pipeline of originating loans via a digital marketing strategy and multiple marketing campaigns. Online marketing and advertising is a productive and cost-effective approach to generate leads. These campaigns place emphasis on digital marketing, targeting those at home or online surfing the web in need of a lender. Sachem has been able to find a new borrower segment by utilizing multiple online advertising platforms. Sachem has also joined a variety of websites to be a “listed lender,” differentiating our services from our competitors in this relatively new virtual advertising world. The objective is to connect with a new audience while creating brand awareness in every new state we enter. Given that 81% of Americans now search online to purchase a product or service, Sachem Capital can now reach this large and ever-growing market segment of potential borrowers.

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

Employees

As of December 31, 2020, we had 17 employees, including our chief executive officer, of which 12 were full-time.

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

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. With respect to the State of Connecticut, our primary market, on March 20, 2020, Governor Ned Lamont of Connecticut issued an executive order requiring all “non-essential” businesses to close effective 8:00 p.m., Monday, March 23, 2020, until further notice. During the second quarter of 2020, the State of Connecticut announced plans to re-open selected businesses pursuant to a three Phase reopening plan for those businesses deemed non-essential and closed due to the March 20, 2020 executive order. On May 20, 2020, Phase 1 of the re-opening plan was put in place, on June 17, 2020 Phase 2 was put into effect and on October 8, 2020 Phase 3 was put into effect. On November 6, 2020, Connecticut rolled back its re-opening plans to Phase 2.1, a slightly modified version of the State’s Phase 2. The rollback was initiated due to a spike in cases statewide.

These actions directly impacted our ability to conduct our business in the usual manner. The compliance requirements were difficult to administer, costly and in many situations not customer friendly. If left in effect for an extended period, they could have had a material adverse impact on our operations, resulting in reductions in revenues, net income, and cash flow. In addition, any disruption to the operations of a borrower could impair its ability to make monthly payments of interest, payments of insurance and/or taxes or to repay the outstanding balances on their loans at maturity. Furthermore, a liquidity crisis, may impair the ability of our borrowers to refinance their loans when due. Moreover, if our borrowers cannot sell their properties or the values of properties securing mortgage loans decline significantly, they would not be able to repay their loans when due. In addition, the filing and preparation of loan documents with the various recording offices were delayed and there was only limited access to the Connecticut court system to process foreclosures and evictions.

To address these concerns, we imposed certain policies and guidelines designed primarily to preserve our liquidity and help our borrowers. In the second quarter of 2020, we agreed to restructure twenty-three loans, having an aggregate balance of $6.5 million at June 30, 2020, pursuant to forbearance requests by borrowers under the program we adopted and implemented. The total amount of interest deferred under these twenty-three loans was approximately $200,000. As of December 31, 2020, all these loans have moved off forbearance and were current with respect to their interest payment obligations and no other loans were added to the forbearance program.

Since December 2020, the U.S. Food and Drug Administration (“FDA”) has issued emergency use authorizations for three different COVID-19 vaccines. Since then, over 100 million doses of vaccines have been administered. Although there are concerns regarding mutations of the virus that might not be susceptible to the existing vaccines, the prevailing view among medical experts is that the worst of the pandemic may be over and that states will soon be able to lift many of the restrictions that were imposed to slow the spread of the virus. In fact, many states have already done so.

However, if there is a re-occurrence of the virus in Connecticut or the State mandates further business closures, we may be compelled to take measures to preserve our cash flow, including reducing operating expenses and dividend payments until the consequences of the outbreak subside. There may be other adverse consequences to our business, operations, and financial condition from the spread of COVID-19 that have not been considered.

Difficult conditions in the mortgage and real estate markets, the financial markets and the economy generally have caused and may cause us to experience losses in the future.

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. We believe the risks associated with our mortgage loan portfolio will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial real estate markets specifically, as well as inflation, energy costs, perceived or actual changes in interest rates, European sovereign debt, U.S. budget debates, geopolitical issues, international trade issues, public health issues, and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and the financial and credit markets. Currently, the novel coronavirus disease 2019 (known as COVID-19) is having a significant adverse impact on the economy and the financial and credit markets. It is too soon to fully appreciate the impact COVID-19 will have on the residential and commercial real estate markets in general and the real estate financing market in particular, but we believe it will be material and could adversely affect our business, operations and financial condition. In addition, we cannot assure that similar or a completely different set of adverse conditions will not arise in the future.

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

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. In a period of rising interest rates, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non- payment. Similarly, declining real estate values could adversely impact an owner’s ability to refinance a mortgage or sell the underlying property. In this respect, we note that at December 31, 2020 approximately 93 mortgage loans in our portfolio have matured and have not been repaid in full or extended. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the interim loan. To the extent we suffer such losses with respect to our interim loans, our enterprise value and the price of our common shares may be adversely affected.

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

Most of our loans are secured by properties, whether residential or commercial, that are under construction or renovation and are not income producing. The risks of delinquency and foreclosure on these properties may be greater than similar risks associated with loans made on the security of single- family, owner-occupied, residential property. In the case of income producing properties, the ability of a borrower to repay the loan typically depends primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower’s ability to repay the loan, or our ability to receive adequate returns on our investment, may be impaired.

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

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, and losses, or they may not be cost effective. Our underwriting reviews and due diligence procedures may not be effective. Borrower circumstances could change during the term of the loan. Delay of foreclosures could delay resolution and increase ultimate loss severities, as a result. The value of the properties collateralizing or underlying the loans may decline. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. If properties securing our mortgage loans become real estate owned because of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

At December  31, 2020, approximately 82% of the loans in our loan portfolio (representing approximately 72.1% of our outstanding mortgage loans receivable) are secured by residential real property. None of these loans are guaranteed by the U.S. government or any government sponsored entity. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may be less than the outstanding balance of the loan (including principal, accrued but unpaid interest and other fees and charges). In addition, any costs or delays involved in the foreclosure or liquidation process may increase losses.

Finally, residential mortgage loans are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition,claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.

Our real estate assets are subject to risks particular to real property.

As a result of foreclosures, we also directly own real estate. In some cases, the real estate is classified as “held for sale” and in other cases it is classified as “held for rental”. Given the nature of our business, we may in the future acquire more real estate assets upon a default of mortgage loans. In general, real estate assets are subject to various risks, including:

●	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
●	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001, social unrest and civil disturbances;
●	adverse changes in national and local economic and market conditions; and
●	changes in governmental laws and regulations, fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance with laws and regulations, fiscal policies and ordinances.

In addition, whether the real estate is held for sale or for rental, if it is income producing property, the net operating income can be adversely affected by, among other things:

●	tenant mix;
●	success of tenant businesses;
●	the performance, actions and decisions of operating partners and the property managers they engage in the day-to-day management and maintenance of the property;
●	property location, condition, and design;
●	new construction of competitive properties;
●	a surge in homeownership rates;
●	changes in laws that increase operating expenses or limit rents that may be charged;
●	changes in specific industry segments, including the labor, credit and securitization markets;

●	declines in regional or local real estate values;
●	declines in regional or local rental or occupancy rates;
●	increases in interest rates, real estate taxes, energy costs and other operating expenses;
●	costs of remediation and liabilities associated with environmental conditions;
●	the potential for uninsured or underinsured property losses; and
●	the risks particular to real property.

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

The geographic distribution of our loan portfolio exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we operate. These risks include, without limitation:

●	declining real estate values;
●	overbuilding;
●	extended vacancies of properties;
●	increases in competition;
●	increases in operating expenses such as property taxes and energy costs;
●	changes in zoning laws;
●	unemployment rates;
●	environmental issues;
●	public health issues (such as COVID-19);
●	casualty or condemnation losses;
●	uninsured damages from floods, hurricanes, earthquakes or other natural disasters; and
●	changes in interest rates.

At December 31, 2020, approximately 86.3% of our mortgage loans (representing approximately 77% of the aggregate outstanding principal balance of our loan portfolio) were secured by property located in the state of Connecticut. As a result, we are subject to the general economic and market conditions in Connecticut as well as those of New England and the northeastern United States. For example, other geographic markets in neighboring states could become more attractive for developers, investors and owners based on favorable costs and other conditions to construct or improve or renovate real estate properties. Some states have created tax and other incentives to attract businesses to relocate or to establish new facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in the markets in which we currently operate. Any adverse economic or real estate developments or any adverse changes in the local business climate in any geographic market in which we have a concentration of properties, could have a material adverse effect on us. To the extent any of the foregoing risks arise in Connecticut, New England and the northeastern United states, our business, financial condition and results of operations and ability to make distributions to shareholders could be materially adversely affected.

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

In addition, the Internal Revenue Code of 1986, as amended (the “Code”) imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our loans for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic, financial, investment or other conditions promptly or on favorable terms, which could have a material adverse effect on us.

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

Currently, we have no policies in place that limit or restrict our ability to borrow money or raise capital by issuing debt securities. Similarly, we have only a limited number of policies regarding underwriting criteria, loan metrics and operations in general. Even within these policies, management has broad discretion. We may adopt new strategies, policies and/or procedures or change any of our existing strategies, policies and /or procedures regarding financing, hedging, asset allocation, lending, operations and management at any time without the consent of shareholders, which could result in us originating and funding mortgage loans or entering into financing or hedging transactions with which we have no or limited experience or that are different from, and possibly riskier than our existing strategies and policies. The adoption of new strategies, policies and procedures or any changes, modifications or revisions to existing strategies, policies and procedures, may increase our exposure to fluctuations in real estate values, interest rates, prepayment rates, credit risk and other factors and there can be no assurance that we will be able to effectively identify, manage, monitor or mitigate these risks. A change in our lending guidelines could result in us making riskier real estate loans than those we have been making until now.

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

As part of our growth strategy, we occasionally evaluate acquisition opportunities, including other real estate lenders or loan portfolios. To date, we have never pursued any of these opportunities. Acquisitions, in general, involve a high degree of risk including the following:

●	we could incur significant expenses for due diligence, document preparation and other pre-closing activities and then fail to consummate the acquisition;
●	we could overpay for the business or assets acquired;
●	there may be hidden liabilities that we failed to uncover prior to the consummation of the acquisition;
●	the demands on management’s time related to the acquisition will detract from their ability to focus on the operation of our business; and
●	challenges or difficulties in integrating the acquired business or assets into our existing platform.

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

In response to the Covid-19 pandemic, the U.S. Congress has passed multiple relief bills that have significantly increased the gross federal debt and the budget deficit. Concerns regarding the gross federal debt and the budget deficit have increased the possibility of credit-rating downgrades or economic slowdowns in the U.S. The impact of any downgrades to the U.S. Government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. A downgrade of the U.S. Government's credit rating or a default by the U.S. Government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system and these developments could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of our loan portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

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

In general, any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third-party service providers is considered a cyber- attack. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber- incident include operational interruption and private data exposure. We cannot assure you that our business and results of operations will not be negatively impacted by a cyber- incident.

The loss of key personnel, such as one of our executive officers, could have a material adverse effect on us.

We believe that our continued success depends on the continued services of John L. Villano, our chairman, chief executive officer, chief financial officer and treasurer. Our reputation among and our relationships with our key customers are the direct result of a significant investment of time and effort by him to build our credibility in a highly specialized industry. The loss of services of Mr. Villano could diminish our business and investment opportunities and our relationships with lenders, business partners and existing and prospective customers and could have a material adverse effect on us. While we have entered into an employment agreement with John Villano, he can terminate his employment with us at any time. In addition, we do not have any “key man” insurance to protect us in the event of his death or disability. In the event Mr. Villano terminates his employment with us or is unable to carry out his duties, our business and operations will be adversely impacted.

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

For us to maintain our qualification as a REIT under the Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT). This test is known as the “5/50 test.” Attribution rules in the Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by the board of directors, no person may own more than 4.99% in value of the aggregate of the outstanding shares of our capital stock or more than 4.99% in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of our common shares. Our founders, Jeffrey C. Villano and John L. Villano, are both exempt from this provision. The ownership limits contained in our charter could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then current market price for our common shares or would otherwise be in the best interests of our shareholders.

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

Our outstanding indebtedness as of December 31, 2020 was approximately $143.6 million, which exposes us to the risk of default thereunder, among other risks.

At December 31, 2020, our total outstanding indebtedness was approximately $143.6 million, including approximately $58.2 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2024, approximately $56.4 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2025, a line of credit secured by our investment portfolio of approximately $28.1 million and $0.8 million is a first mortgage loan that is due in March, 2029 and that is secured by a lien against our corporate headquarters. Our organizational documents contain no limitations regarding the maximum level of indebtedness, whether as a percentage of our market capitalization or otherwise, that we may incur. As our capital needs continue to grow, we anticipate increasing our overall indebtedness. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

●	our cash flow may be insufficient to meet our required principal and interest payments;
●	we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to capitalize upon acquisition opportunities, fund working capital, make capital expenditures, make cash distributions to our shareholders, or meet our other business needs;
●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
●	we may be forced to dispose of assets, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

●	our financial flexibility may be diminished as a result of various covenants including debt and coverage and other financial ratios;
●	our vulnerability to general adverse economic and industry conditions may be increased;
●	we may be at a competitive disadvantage relative to our competitors that have less indebtedness;
●	our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate may be limited and we may default on our indebtedness by failure to make required payments or violation of covenants, which would entitle holders of such indebtedness, and possibly other indebtedness, to accelerate the maturity of their indebtedness and to foreclose on our mortgages receivable that secure their loans.

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

We currently have approximately $114.5 million aggregate principal amount of fixed rate term notes (the “Notes”) outstanding, taking into account the deferred financing costs. The Notes are unsecured. As a result, they are effectively subordinated to all our existing and future secured indebtedness, such as any new revolving credit facility or other indebtedness to which we subsequently grant a security interest, to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes.

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

The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the Notes. Except in limited circumstances, the terms of the indenture and the Notes do not restrict our ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (i) any indebtedness or other obligations that would be equal in right of payment to the Notes, (ii) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (iii) indebtedness that we incur that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (iv) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of these entities;
●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness;
●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
●	enter into transactions with affiliates;
●	create liens or enter into sale and leaseback transactions;
●	make investments; or
●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control or any other event.

Similarly, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as long as we adhere to the Asset Coverage Ratio covenant in the indenture. See “Management’s Discussion of Financial Condition and Results of Operations – Financing Strategy Overview.”

Our ability to recapitalize, incur additional debt and take other actions that are not limited by the terms of the Notes may have important consequences to the holders of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

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

The Notes are redeemable any time beginning on the second anniversary of their issuance date. Notes having an aggregate principal amount of approximately $23.7 million will be redeemable on or after June 25, 2021, Notes having an aggregate principal amount of $34.5 million will be redeemable on or after November 7, 2021 and Notes having an aggregate principal amount of $56.4 million will be redeemable on or after September 4, 2022. We may choose to redeem the Notes when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, holders of the Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact the ability of holders to sell the Notes as the optional redemption date or period approaches.

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

We are not obligated to contribute to a sinking fund to retire the Notes and the Notes are not guaranteed by a third- party.

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

To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain) each year, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our “REIT taxable income” each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may be forced to seek third-party capital to meet the distribution requirements even if the then- prevailing market conditions are not favorable. These capital needs could result from differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we may have to borrow funds on unfavorable terms, or sell assets at disadvantageous prices. In addition, we may be forced to distribute amounts that would otherwise have been invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends, which could depress the market price of our common shares if it is perceived as a less attractive investment.

The maximum tax rate applicable to income from “qualified dividends” payable by non-REIT “C” corporations to U.S. stockholders that are individuals, trusts and estates generally is 20% (excluding the 3.8% net investment income tax). Dividends payable by REITs, however, generally are not eligible for the current reduced rate, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to dividends received by a REIT from taxable corporations (such as a “taxable REIT subsidiary”), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” Effective for taxable  years beginning after December 31, 2017, and before January  1, 2026, those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non- REIT “C” corporations. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT “C” corporations that pay dividends, which could depress the market price of the stock of REITs, including our common shares.

We may in the future choose to pay dividends in the form of common shares, in which case shareholders may be required to pay income taxes in excess of the cash dividends they receive.

We may seek in the future to distribute taxable dividends that are payable in cash and common shares, at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of common shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to the common shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our shareholders could determine to sell common shares to pay taxes owed on dividends, may put downward pressure on the market price of our common shares.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares.

●	At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
●	The Tax Cuts and Jobs Act of 2017 (“TCJA”) made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There were only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us. For example, the TCJA amends the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other Code rules. Such rule may cause us to recognize income before receiving any corresponding receipt of cash. In addition, the TCJA reduces the limit for individuals’ mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change, and the reduction in deductions for state and local taxes (including property taxes), may adversely affect the residential mortgage markets in which we invest.

Prospective shareholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our common shares.

Risks Relating to our Common Shares

The market price and trading volume of our securities may be volatile.

The market price of our common shares is highly volatile and subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. Since January 4, 2021 through the date of this Report our stock price has ranged from a high of $5.68 on March 22, 2021 to a low of $4.08 on January 22, 2021 and volume has ranged from a high of 914,900 shares on March 22, 2021 to a low of 44,300 shares on March 3, 2021. Some of the factors that could result in fluctuations in the price or trading volume of our securities include, among other things: actual or anticipated changes in our current or future financial performance; actual or anticipated changes in our current or future dividend yield; and changes in market interest rates and general market and economic conditions, including the perceived impact of COVID-19 on the U.S. and global economies. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly.

We have not established a minimum dividend payment level for our common shareholders and there are no assurances of our ability to pay dividends to our common shareholders in the future.

We intend to pay quarterly dividends and to make distributions to our common shareholders in amounts such that all or substantially all our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common shareholders and our ability to pay dividends may be harmed by the risk factors described herein. All distributions to our common shareholders will be made at the discretion of the board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as the board of directors may deem relevant from time to time. We cannot assure you of our ability to pay dividends to our common shareholders in the future at the current rate or at all. If our ability to pay dividends is compromised, whether as a result of the risks described in this Report or for any other reason, the market price of our common shares could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Since March 2019, our principal offices are located at 698 Main Street, Branford, Connecticut. Prior to March 2019, our principal offices were located at 23 Laurel Street, Branford, Connecticut, which is owned by Union News of New Haven, Inc., an affiliate of Jeffrey C. Villano, who served as our co-chief executive officer until November 20, 2019 and as a member of the board of directors until December 10, 2019.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings not in the ordinary course of business.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.Market for Common Equity, and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

On February 10, 2017, our common shares listed on the NYSE American LLC and began trading under the symbol “SACH”. Prior to its listing on the NYSE American LLC, our common shares were not publicly traded.

On March 25, 2021, the last reported sale price of our common shares on the NYSE American was $5.18 per share.

Holders

As of March 25, 2021, we had 61 shareholders of record of our common shares. Computershare Trust Company, N.A. serves as transfer agent for our common shares.

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

The table below sets forth all dividends paid since 2017:

Amount
Payment Date	Per Share
2021
January 8 ¥	$0.12

2020
November 4	$0.12
August 7***	$0.12
January 27*	$0.12

2019
October 22	$0.12
July 29	$0.12
April 18	$0.12
January 10**	$0.17

2018
November 6	$0.12
July 27	$0.11
April 27***	$0.105
February 27****	$0.105

2017
November 17	$0.105
July 27	$0.105
April 27	$0.05
¥	A portion represents a distribution of 2020 income.
*	A portion represents a distribution of 2019 income.
**	Represents a distribution of 2018 income.

*** A portion represents a distribution of 2017 income.

**** Represents a distribution of 2017 income.

Our ability to pay dividends, the amount of the dividend and the frequency at which we will pay dividends is subject to numerous factors, many of which are discussed elsewhere herein including under the caption “Risk Factors”. The payment of dividends (including the amount and frequency) will depend on numerous factors, including the following:

●	how quickly we can deploy the net proceeds from the sale of equity and debt securities to make new loans;
●	our ability to increase the interest rate on our loans;
●	our ability to manage and control our operating and administrative expenses, particularly those relating to our status as a public reporting REIT;
●	defaults by our borrowers;
●	the rate of prepayments on our outstanding loans and our ability to reinvest those payments in new loans;
●	regional and national economic conditions;
●	competition from banks and other financing sources;

●	our cash flow from operations;
●	unanticipated developments, write-offs or liabilities;
●	restrictions and limitations imposed by the BCL; and
●	restrictions in our existing and future credit facilities.

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

2020 Year in Review; Outlook for 2021

We began 2020 with approximately $35 million of liquid assets which we planned to use to fund new mortgage loans. Then, the COVID-19 virus began to spread throughout the United States and we realized that drastic changes to our operations would need to be made. Once the State of Connecticut declared a state of emergency, we were forced to scale-back our operations. As a finance company, we were permitted to remain open but, given “social distancing” and other measures designed to protect our employees and curtail the spread of the virus, we rotated employees through the office and, for those with remote log-in capability, had them work from home. Face-to-face customer contact was curtailed significantly, placing greater emphasis on phone calls, emails and video conferencing. In addition, the filing and preparation of loan documents with the various recording offices were and may continue to be delayed and currently there is only limited access to the Connecticut court system to process foreclosures and evictions. In summary, the consequences of the COVID-19 virus have and may continue to include one or more of the following:

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

In light of the impact of the COVID-19 pandemic on general economic conditions and the capital markets, we took various steps to reduce our risks, including the following changes to our underwriting guidelines as of April 1, 2020 applicable to new loans:

●	limited new loan activity to the amount of cash generated by loan payoffs;
●	reduced the loan-to-value ratio on new loans from 70% to 50%;
●	loans greater than $1 million required the approval of one of our independent directors; and
●	required an interest reserve with respect to loans exceeding a specified amount.

In addition, in response to the COVID-19 pandemic, in the second quarter of 2020 we instituted a forbearance program to help borrowers who were adversely impacted by the pandemic. Under this program, approximately $200,000 of interest on 23 loans, having an aggregate principal amount of $6.5 million was deferred. As of December 31, 2020, all these loans have moved off forbearance and were current with respect to their interest payment obligations and no other loans were added to the forbearance program.

The policies and guidelines that we adopted to address the impact of the COVID-19 pandemic were designed to allow us to preserve our liquidity because at the time the actual impact and consequences of the pandemic were unknown. In that regard, they were successful. On the other hand, they did have an adverse impact on our growth. Our mortgage loan portfolio at June 30, 2020 was virtually identical to our mortgage loan portfolio at March 31, 2020 and our earnings per share for the second quarter was $0.10 as it was for the first quarter.

Effective July 1, 2020, we relaxed some of these measures by increasing our loan-to-value ratio back to 70% while still maintaining a cautionary perspective. Demand for our products in the third quarter of 2020 was robust. We believe this demand was driven by several factors, all of which are related to COVID-19.

●	First, was the improvement in the overall economy, particularly the Northeast Corridor. This improvement reflected the reduction in the transmission rate of the virus and the slow-down in the number of virus-related deaths at the time.
●	Second, the competitive landscape for us remains favorable. Notwithstanding the improvements in the economy, banks and other traditional lenders have not eased-up on their lending requirements and many non-traditional lenders are undercapitalized. In a way, this validated our decision prior to the second quarter of the year to focus on preservation of capital rather than short-term growth.
●	Third, the residential real estate market in Connecticut, our primary market, has stabilized and is quite strong. Like many other communities surrounding New York, Connecticut, particularly the southern counties, have benefitted from the migration of New York City residents to the suburbs. We believe this contributed to the increase in the number of loan pay-offs that we experienced in the third and fourth quarters.
●	Fourth, in the third quarter we initiated a growth strategy focused on Florida. At June 30, 2020, we had less than $1 million of Florida loans in our portfolio. At December 31, 2020, our portfolio included approximately $15.0 million aggregate principal amount of loans in Florida.

In terms of our outlook for 2021, we see certain fundamental changes that may affect our business. The biggest challenge at this time remains the impact of COVID-19 or actions taken to contain the spread of COVID-19. One example of this was the November 6, 2020, rollback of the State of Connecticut re-opening plan from Phase 3 to Phase 2.1, a modified version of the State’s Phase 2. This illustrates that movement on the COVID-19 front may be in both a progressive or regressive manner.

Keeping our workforce healthy and safe is our number one priority. We have not been immune to the virus striking our employees and their family members. Fortunately, none of these occurrences has been life-threatening in any way. However, to mitigate the risk of office closure and to ensure business continuity, our employees are equipped so they can seamlessly work remotely, away from the Sachem corporate office. This remote work set-up has proven to be effective since, at times during the pandemic, employees had to self-isolate based on their own health condition or that of an immediate family member. While loan processing and funding may have been marginally delayed, there was no impact to the service levels we provided our borrowers.

In the event we are forced to close our physical office, there would be some impact. For example, the underwriting process would continue to function but would take longer to complete without immediate access to background and credit profiles. Loan committee meetings would continue to be held virtually (as they are under normal conditions) but the loan approval process may incur delay or not be as thorough and efficient as in the past. In addition, we may not be able to meet with borrowers or potential borrowers, including physical property inspections, which could adversely impact our ability to service our loans, monitor compliance and originate new loans. Finally, the filing of loan documents with the various recording offices may be delayed.

In summary, the consequences may include one or more of the following:

●	increase the amount of time necessary to review loan applications, structure loans and fund loans;
●	adversely impact the ability of borrowers to remain current on their obligations;
●	reduce the rate of prepayments;
●	delay the completion of renovation projects in-process;
●	inhibit the ability of borrowers to sell their properties in order to repay their obligation to us; and
●	delay foreclosure or other judicial proceedings necessary to enforce our rights.

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

Other factors that we believe will impact our business in 2021 include the following:

(i)	Increased competition. In the past, our primary competitors were other non-bank real estate finance companies (similar to Sachem Capital Corp.) and banks and other financial institutions. Our principal competitive advantages included our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. Clearly, the primary driver for these new market participants is the need to generate yield. They are well-funded and aggressive in terms of pricing.
(ii)	Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers. As borrowers have more choices, they are demanding better terms. For 2020, the yield on our portfolio was 11.79% compared to 12.42% in 2019. We expect further rate compression in 2021.

(iii)Declining property values. The rate of increasing property values has slowed and, in some cases, has even reversed. Although our default and foreclosure rate has been relative consistent over the last three years, as property values decline the risk of foreclosure increases. Our response to this development has been to adhere to our strict loan-to-value ratio, limit the term of our loans to not more than one year and aggressively enforce our rights when loans go into default.

Despite the challenges we faced in 2020 and the changing dynamics of the real estate finance marketplace and the impact of COVID-19, we continue to believe in the viability of our business model. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve on our existing underwriting and loan criteria. Specifically, we believe that the following changes wrought in 2020 will, in fact, help us deal with the uncertainties expected in 2021.

(i)	As of December 31, 2020, we had a cash and short-term marketable security balance of approximately $56.7 million, which we will use to increase our mortgage loan portfolio. From January through March 12, 2021, we funded $20.2 million of new mortgage loans.
(ii)

Our largest expense item is interest and amortization of deferred financing costs, which has increased significantly as we have increased our indebtedness. The weighted average interest rate on our outstanding Notes is 7.36% per annum. However, the Notes have certain features that we find attractive. Other than interest, the Notes do not have any significant costs and expenses, such as legal fees, collateral maintenance fees, unused facility fees, processing fees and the additional personnel costs relating to reporting and compliance. Second, the Notes have one financial covenant – an asset coverage ratio of 150% -- which gives us plenty of flexibility in terms of the size of the mortgage loans we choose to make, the markets in which we choose to operate and the nature of the collateral. Finally, the Notes are unsecured. However, we may obtain a senior credit facility should such a facility be available at terms that are advantageous to our strategy.

(iii)	We have made the necessary adjustments to our operations to replace our former co-chief executive officer by hiring new employees and re-assigning existing employees to new tasks. We believe these changes will result in significant savings, principally in the area of compensation and general and administrative expenses, without compromising quality.
(iv)	We have adjusted and refined our business strategy to address changes in the marketplace and our growth to date. Specifically, we are looking to strengthen our geographic footprint beyond Connecticut with particular emphasis on Florida and Texas. We are looking to fund larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and successful. In 2020, we funded loans secured by properties in Phoenix, Arizona, Austin, Texas, Charleston, South Carolina, Naples, Florida, Littleton, Colorado and Sacramento, California. We continue to look for opportunities in new markets that meet our basic underwriting and loan criteria. In addition, we believe the migration to these types of loans will offset any rate compression and help us maintain a low foreclosure rate.

Operational and Financial Overview

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5% to 13% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 70%. During the second quarter of 2020, we revised that policy that the amount of the loan may not exceed 50% of the market value of the property securing the loan — i.e., a 50% loan-to-value ratio. As of July 2020, the 50% loan-to-value ratio on new loans reverted back to our general policy of 70%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, taking into consideration the loan under consideration.

Our revenue consists primarily of interest earned on our loan portfolio. As our capital structure has tilted towards more debt over the past 18 months, debt service has become a significant factor in determining our net income. Our capital structure at December 31, 2020 was approximately 64.3% debt vs. 35.7% equity. Most of our debt, approximately $114.5 million, is unsecured unsubordinated 5-year notes. The weighted average interest rate on these notes is 7.36%. In addition, we had a balance of approximately $28.1 million at December 31, 2020 under our margin loan account with Wells Fargo. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate on this loan as of January 31, 2021 was 1.5%.

In addition, our net income for 2020 has been adversely impacted by a reduction in the yield on our mortgage loan portfolio. For the years ended December 31, 2020 and 2019, the yield on our mortgage loan portfolio was 11.79% and 12.41%, respectively. For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable. We believe the interest rate compression will continue to be a factor in 2021 as we implement our new strategy focusing on larger loans, secured by higher quality properties being developed by more seasoned developers with a history of successful development projects. On the other hand, since the interest rate on our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression if and when interest rates begin to increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

We seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. At December 31, 2020, approximately 81.4% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At December 31, 2020, five of our mortgage loans were the subject of enforcement or collection proceedings. The aggregate amount due on these loans, including principal, unpaid accrued interest and borrower charges, was approximately $307,000, representing approximately 0.2% of our aggregate mortgage loan portfolio. In the case of each of these loans, we have determined the value of the collateral exceeds the aggregate amount due. To date, the aggregate amount of realized losses on our loan portfolio have been de minimis.

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

We do not have any formal policy limiting the amount of indebtedness we may incur. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2020, debt proceeds represented approximately 64.3% of our total capital. To grow the business and satisfy the requirement to pay out 90% of net profits, from 2019 to 2020 we increased our level of debt from 41.7% to 64.3% of our total capital. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Our total outstanding indebtedness at December 31, 2020 was approximately $143.6 million, which included a mortgage loan of approximately $800,000, a credit line loan of approximately $28.1 million and three series of unsecured, unsubordinated five-year notes having an aggregate original principal amount of approximately $114.5 million. The mortgage loan was repaid in full in the first quarter of 2021. Notes having an aggregate principal amount of approximately $23.7 million bearing interest at the rate of 7.125% per annum and have a maturity date of June 30, 2024 (the “June 2024 Notes”). Notes having an aggregate principal amount of $34.5 million bearing interest at the rate of 6.875% per annum and have a maturity date of December 30, 2024 (the “December 2024 Notes”). Notes having an aggregate original principal amount of approximately $56.4 million, bearing interest at the rate of 7.75% per annum and have a maturity date of September 30, 2025 (the “September 2025 Notes”). All three series of existing notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest). Interest on all three series of existing notes is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year the notes are outstanding.

Each series of notes was issued pursuant to the Indenture, dated June 21, 2019, and a supplement thereto, which provides for the form and terms, including default provisions and cures, applicable to each series. All three series of existing notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such notes when due and satisfying any additional conditions required under the Indenture, we will be deemed to have been discharged from our obligations under such notes and (ii) an “Asset Coverage Ratio” requirement pursuant to which we may not pay any dividends or make distributions in excess of 90% of our taxable income, incur any indebtedness or purchase any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of our total assets relative to the aggregate amount of its indebtedness.

We may, at our option, at any time and from time to time, on or after June 30, 2021, in the case of the June 2024 Notes, November 7, 2021, in the case of the December 2024 Notes, and September 4, 2022, in the case of the 2025 Notes, redeem such notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

All three series of existing notes trade on the NYSE American. The June 2024 Notes trade under the symbol “SCCB”, the December 2024 Notes trade under the symbol “SACC” and the 2025 Notes trade under the symbol “SCCC”.

During 2020 we borrowed $30.1 million from Wells Fargo against our short-term securities, which had a balance of approximately $28.1 million at December 31, 2020. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate at December 31, 2020 is 1.5%.

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

Our qualification as a REIT depends on our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our compliance with the distribution requirements applicable to REITs and the diversity of ownership of our outstanding common shares. We cannot assure you that we will be able to maintain our qualification as a REIT.

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

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements not applicable to other public companies but applicable to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we can also delay adopting new or revised accounting standards until those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company.

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

As an “emerging growth company,” we intend to avail ourselves of the reduced disclosure requirements and extended transition periods for adopting new or revised accounting standards that would otherwise apply to us as a public reporting company. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company. As a result, our financial statements may not be comparable to those of other public reporting companies that either are not emerging growth companies or that are emerging growth companies but have opted not to avail themselves of the reduced disclosure requirements for emerging growth companies and investors may deem our securities a less attractive investment relative to those other companies, which could adversely affect our stock price.

Results of Operations

Years ended December 31, 2020 and 2019

Total revenue

Total revenue for the year ended December 31, 2020 was approximately $18.6 million compared to approximately $12.7 million for the year ended December 31, 2019, an increase of approximately $5.9 million, or 46.5%. The increase in revenue represented an increase in lending operations. For 2020, interest income was approximately $13.8 million, origination fees were approximately $1.9 million, other income was approximately $1.25 million, gain on sale of investment securities was approximately $900,000, investment income was approximately $400,000, processing fees were approximately $168,000, late and other fees were approximately $85,000 and net rental income was approximately $85,000. Other income in 2020 included income from borrower charges of $291,000, lender, modification, and extension fees were $672,000, in-house legal fees were $223,000 and other income was $60,000.

In comparison, in 2019, interest income was approximately $9.8 million, origination fees were approximately $1.5 million, other income was approximately $827,000, late and other fees were approximately $265,000, processing fees were approximately $167,000, investment income was approximately $81,000, net rental income was approximately $69,000 and gain on sale of investment securities was $0.

Operating costs and expenses

Total operating costs and expenses for the year ended December 31, 2020 were approximately $9.6 million compared to approximately $6.5 million for 2019, an increase of approximately $3.1 million, or 47.7%. The increase in operating costs and expenses was primarily attributable to an increase in our indebtedness and a general increase in lending activities and our expansion into the Florida and Texas markets. Interest and amortization of deferred financing costs in 2020 were approximately $5.5 million compared to approximately $2.9 million in 2019, an increase of approximately 89%. The balance of the increase in operating expenses was attributable to (i) impairment loss, which increased approximately $378,000; (ii) compensation (including stock-based compensation), fees and taxes, which increased approximately $265,000; (iii) professional fees, which increased approximately $86,000; (iv) general and administrative expenses, which increased approximately $84,000; (v) other expenses, which increased approximately $67,000; and (vi) exchange fees, which increased approximately $5,000. These increases were offset by decreases in (i) expenses in connection with the termination of our old Webster credit facility of approximately $340,000; (ii) net loss on sale of real estate of approximately $28,000; and (iii) depreciation expense, which decreased approximately $1,700.

Net income and net income per share

Net income for 2020 was approximately $9.0 million compared to approximately $6.2 million for 2019, an increase of approximately $2.8 million or 45%. Our net income per weighted average common share outstanding for 2020 was $0.41 compared to $0.32 for 2019.

Liquidity and Capital Resources

Total assets at December 31, 2020 were approximately $226.7 million compared to approximately $141.2 million at December 31, 2019, an increase of approximately $85.5 million, or 61%. The increase was due primarily to the growth in our mortgage loan portfolio, which increased approximately $61.3 million, an approximately $21.9 million increase in cash and short-term marketable securities, an approximately $1.2 million increase in due from borrowers, an approximately $600,000 increase in real estate owned, an approximately $375,000 increase in receivables, an approximately $87,000 increase in property and equipment, an approximately $56,000 increase in deferred financing costs and an approximately $47,000 increase in prepaid expenses. The increase in real estate owned is due, in part, to the fact that we capitalized past due real estate taxes that we paid, costs to repair and maintain property, legal costs to secure title and finally costs to prepare the property for sale.

Total liabilities at December 31, 2020 were approximately $145.8 million compared to approximately $58.7 million at December 31, 2019, an increase of approximately $87.1 million, or approximately 148%. This increase is principally due to an overall increase in our total indebtedness, which at December 31, 2020, was approximately $138.7 million compared to approximately $56.3 million at December 31, 2019 (in each case, net of deferred financing costs), an increase of $82.5 million. The balance of the increase was attributable to an increase in advances from borrowers of approximately $980,000, an increase in deferred revenue of approximately $894,000, an increase in accounts payable and accrued expenses of approximately $123,000 and accrued dividends payable of approximately $2.7 million which were paid in January 2021.

Total shareholders’ equity at December 31, 2020 was approximately $81.0 million compared to approximately $82.6 million at December 31, 2019, a decrease of approximately $1.6 million. This decrease was due primarily to the difference between our net income of approximately $9.0 million and the aggregate of dividends paid and dividends declared of $10.6 million.

Net cash provided by operating activities in 2020 was approximately $ 9.6 million compared to approximately $8.1 million in 2019. For 2020, net cash from operating activities was primarily the result of net income of approximately $9.0 million, amortization of deferred financing costs of approximately $602,000, an impairment loss of $795,000, decreases in other receivables of approximately $74,000 and deposits on property and equipment of approximately $72,000, increases in deferred revenue of approximately $894,000, advances from borrowers of approximately $982,000 and accounts payable and accrued expenses of approximately $122,000, offset by a gain on sale of marketable securities of approximately $903,000, and increases in interest and fees receivable of approximately $505,000, and amounts due from borrowers of approximately $1.5 million. For 2019, net cash from operating activities was primarily the result of net income of  approximately $6.2 million, the write-off and amortization of deferred financing costs of  approximately $723,000, impairment loss of  approximately $417,000, a decrease in the amounts due from borrowers of  approximately $385,000 and increases in deferred revenue of  approximately $147,000 and advances from borrowers of  approximately $531,000, all of which were offset by an increase in interest and fees receivable of  approximately $154,000 and a decrease in accrued interest of  approximately $173,000.

Net cash used for investing activities for 2020 year was approximately $82.8 million compared to approximately $37.8 million in net cash used for 2019. For 2020, the major contributors to net cash used for investing activities were the purchase of investments of approximately $97.6 million, acquisitions of and improvements to real estate owned of approximately $1.8 million and principal disbursements on mortgages receivable of approximately $117.2 million. These amounts were offset by proceeds from the sales of investments of approximately $77.1 million, proceeds from the sale of real estate owned of approximately $1.8 million, and principal collections on mortgages receivable of approximately $55.0 million. For 2019, the major contributors to net cash used for investing activities were purchase of marketable securities of approximately $16.0 million, principal disbursements for mortgages receivable of approximately $64.7 million and acquisitions and improvements to real estate of approximately $1.3 million. These amounts were offset by principal collections on mortgages receivable of approximately $43.3 million and proceeds from sale of real estate of approximately $1.1 million. Marketable securities were purchased with the net proceeds from our various securities offerings pending their use to originate new mortgage loans.

Net cash provided by financing activities for 2020 year was approximately $73.8 million compared to approximately $48.4 million for 2019. Net cash provided by financing activities for the 2020 consisted primarily of proceeds from the Wells Fargo line of credit of approximately $30.1 million, gross proceeds from the sale of our fixed rate notes of approximately $56.1 million (after taking into account the original issuance discount) and proceeds from other loans of approximately $258,000 offset by dividends paid of approximately $7.96 million, the repayment of our credit line in the amount of $2.0 million , financing costs incurred of approximately $2.52 million and principal payments on our notes and mortgage payable of approximately $37,000. Net cash provided by financing activities for 2019 consisted primarily of proceeds from our equity offerings of approximately $30.5 million and from our sale of our unsecured, unsubordinated notes of approximately $58.2 million offset by deferred financing costs of $2.9 million, proceeds from our credit facility of approximately $42.7 million offset by repayments under that facility of approximately $69.9 million, dividends paid of approximately $9.7 million and net repayments of $1.2 million on notes due to shareholder.

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

Subsequent Events

On January 8, 2021, we paid a dividend of $0.12 per share, or $2,654,976 in the aggregate, to shareholders of record as of December 31, 2020.

On January 15, 2021, we sold a property classified as real estate held for sale at December 31, 2020 receiving $360,424 in net proceeds. We recognized an impairment loss of $42,067 as of December 31, 2020 in connection with this property.

On February 19, 2021, we paid off the Bankwell mortgage securing our corporate office in Branford Connecticut.

In March 2021, we sold an aggregate of 234,051 common shares under an at-the-market offering facility realizing gross proceeds of approximately $1.2 million, all of which are due to settle by March 31, 2021.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of December 31, 2020, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$8,031	$2,888	$5,143	$—	$—
Unfunded portions of outstanding construction loans	19,601,731	19,601,731	—	—	—
Unfunded loan commitments	—	—	—	—	—
Total contractual obligations	$19,609,762	$19,604,619	$5,143	$—	$—

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of John L. Villano, our chief executive and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, Mr. Villano concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the “COSO Framework”). The COSO Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors, and their respective ages as of March 25, 2021, are as follows:

Name	Age	Position
John L. Villano	60	Chairman, Chief Executive Officer, Chief Financial Officer President and Treasurer
Peter J. Cuozzo	60	Executive Vice President and Chief Operating Officer
Leslie Bernhard(1, 2)	77	Director
Arthur L. Goldberg(1, 3)	82	Director
Brian A. Prinz(1, 4)	68	Director
(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.
(2)	Chair of the Compensation Committee.
(3)	Chair of the Audit Committee.
(4)	Chair of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

John L. Villano, is Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Villano is one of our founders. At the time of our IPO, he became our Chairman, co-Chief Executive Officer, Chief Financial Officer and Secretary. In November 2019, upon the resignation of his brother, Jeffrey C. Villano, he was appointed Chairman, Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Villano is a certified public accountant and was engaged in the private practice of accounting and auditing for almost 30 years. He became a full-time employee and a director as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. He is also responsible for all our accounting and financial matters. Mr. Villano holds a bachelor’s degree in Accounting from the University of Rhode Island in 1982. We believe that Mr. Villano’s experience in managing our business for the last seven years and his professional background as a certified public accountant make him an important part of our management team and make him a worthy candidate to serve on the board of directors.

Peter J. Cuozzo, is Executive Vice President and Chief Operating Officer since July 2020. He is an experienced business executive and professional educator with nearly 40 years diverse background as a corporate officer, senior HR leader, CEO advisor, chief learning and talent officer, organization development partner, executive coach, and entrepreneur. From 2007 to June 30, 2020, Dr. Cuozzo was a managing partner of Cuozzo Enterprises LLC, a management consulting firm specializing in organizational effectiveness, executive and leadership development, talent management, and employee engagement. From 2017 to 2020, he was also serving as a vice president of TBC Corporation, one of North America’s largest marketers of automotive replacement tires. From 2013 to 2017, he was a managing partner of Americana Memories LLC, a buyer and seller of vintage memorabilia and collectibles for both the wholesale and retail marketplace. Prior to that, from 2011 to 2013, he was a managing partner of Sachem Capital Partners LLC, our predecessor. Dr. Cuozzo earned both a doctorate and masters in adult and workplace education from Columbia University’s Teachers College (USA). He also holds an MBA from the University of Bridgeport (USA) and a Bachelor of Arts degree from the University of Notre Dame (USA).

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

Arthur L. Goldberg became a member of the board of directors as of February 9, 2017. He has been a private accounting and business consultant since April 2012. From March 2011 through June 2015, he served as a director of Sport Haley Holdings, Inc., a manufacturer and distributor of sportswear and furniture. From January 2008 through March 2013, he served as a member of the board of directors of directors of SED International Holdings, Inc. (OTC: SEDN), a distributor of consumer electronics. From January 2008 through March 2012, he served as the chief financial officer of Clear Skies Solar, Inc., an installer of solar panels. Mr. Goldberg has held senior executive positions, including chief financial officer and chief operating officer, and served as a director of several public companies. From January 2008 through June 2008, he served as the chief financial officer of Milestone Scientific, Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices. From June 1999 through April 2005, Mr. Goldberg was a partner with Tatum CFO Partners, LLP which provided interim CFO staffing services for public and private companies. Mr. Goldberg is an attorney and a certified public accountant and holds a B.B.A. degree from the City College of New York, an M.B.A. from the University of Chicago and J.D. and LLM degrees from the New York University School of Law. Mr. Goldberg was selected as a director because of his experience as the senior executive, operations and financial officer of several public companies and because of his background in law and accounting. We believe that his background and experience will provide the board of directors with a perspective on corporate finance matters. Given his financial experience, the board of directors has also determined that Mr. Goldberg qualifies as the Audit Committee financial expert, pursuant to Item 407(d)(5) of Regulation S-K promulgated by the SEC.

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

Director Independence and Committees of the Board of Directors

The members of the Board of directors are John L. Villano, Leslie Bernhard, Arthur Goldberg and Brian Prinz. The board of directors has determined, in accordance with the NYSE American LLC Company Guide, that: (i) Ms. Bernhard and Messrs. Goldberg and Prinz are independent and represent a majority of the directors; and (ii) Ms. Bernhard and Messrs. Goldberg and Prinz, as the members of the Audit Committee, the Nominating and Corporate Governance and Compensation Committee, are independent for such purposes. In determining director independence, the board of directors applies the independence standards set by NYSE American. In applying these standards, the board of directors considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on the board of directors.

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

Audit Committee. The Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Specifically, the Audit Committee’s responsibilities include the following:

●	selecting, hiring and terminating our independent auditors;
●	evaluating the qualifications, independence and performance of our independent auditors;
●	approving the audit and non-audit services to be performed by the independent auditors;
●	reviewing the design, implementation and adequacy and effectiveness of our internal controls and critical policies;
●	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and other accounting matters;
●	with management and our independent auditors, reviewing any earnings announcements and other public announcements regarding our results of operations; and
●	preparing the report that the SEC requires in our annual proxy statement.

Compensation Committee. The Compensation Committee assists the board of directors in determining the compensation of our officers and directors. The Compensation Committee is comprised entirely of directors who satisfy the standards of independence applicable to compensation committee members established under 162(m) of the Code and Section 16(b) of the Exchange Act. Specific responsibilities include the following:

●	approving the compensation and benefits of our executive officers;
●	reviewing the performance objectives and actual performance of our officers; and
●	administering our stock option and other equity and incentive compensation plans.

Nominating and Corporate Governance Committee. The Corporate Governance and Nominating Committee assists the board of directors by identifying and recommending individuals qualified to become members of the board of directors. Specific responsibilities include the following:

●	evaluating the composition, size and governance of our board of directors and its committees and making recommendations regarding future planning and the appointment of directors to our committees;
●	establishing a policy for considering shareholder nominees to our board or directors;
●	reviewing our corporate governance principles and making recommendations to the board of directors regarding possible changes; and
●	reviewing and monitoring compliance with our Code of Ethics and insider trading policy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with during the year ended December 31, 2020 except as set forth below.

Delinquent Section 16(a) Reports

During the year ended December 31, 2020, Brian Prinz, a director, was late in the filing of one Statements of Changes in Beneficial Ownership on Form 4.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2020 and 2019 (i) all individuals serving as our principal executive officer during the last completed fiscal year; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of our company at the end of the last completed fiscal year (the ‘‘Named Executives’’):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Total
		($)	($)	($)
John L. Villano
Chairman, Chief Executive	2020	$360,000	—	$360,000
Officer, President, Chief Financial Officer,
Treasurer and Director	2019	$360,000	—	$360,000
Peter J. Cuozzo*
Executive Vice President and Chief Operating
Officer	2020	$175,000	—	$175,000

*Effective as of July 1, 2020, Mr. Cuozzo was hired as our executive vice president and chief operating officer.

Employment Agreements — John L. Villano

In August 2016, in anticipation of our initial public offering, we entered into an employment agreement with John L. Villano. The material terms of Mr. Villano’s employment agreement are as follows.

●	Mr. Villano will serve as our co-chief executive officer, president and treasurer. In addition, Mr. Villano serves as chairman and as our chief financial officer. Upon the resignation of Jeffrey C. Villano in November 2019, he became our sole chief executive officer.

●	The term of his employment is five years, which commenced on February 9, 2017, unless terminated earlier pursuant to the terms of the agreement. The termination date will be extended one year on each anniversary date of the agreement unless either party to the agreement provides written notice at least 180 days before the next anniversary date that it is electing not to renew the agreement, in which case the agreement will terminate at the end of the fourth year from the next anniversary date.
●	Initially his base compensation was $260,000. Effective as of April 1, 2018, his base compensation was increased to $360,000 per annum.
●	He is entitled to incentive compensation in such amount as shall be determined by the Compensation Committee of the board of directors in its sole and absolute discretion, based on our achievement of the financial performance goals set by the board of directors.
●	He is also entitled to incentive compensation for certain capital transactions in such amount as shall be determined by the Compensation Committee of the board of directors in its sole and absolute discretion.
●	He has the right to participate in all retirement, pension, deferred compensation, insurance and other benefit plans adopted and maintained by us for the benefit of employees and be entitled to additional compensation in an amount equal to the cost of any such benefit plan or program if he chooses not to participate.
●	He is indemnified to the full extent permitted by law against and for any claims, liabilities, losses, expenses and costs incurred that relate to any acts or omission taken in his capacity as an officer or director.
●	We have the right to terminate the employment agreement at any time with or without cause and for death or disability (as defined in the employment agreement). See below for the payments due upon a termination.
●	He is subject to a two-year non-competition provision if we terminate the employment agreement for cause.
●	In the event any payment to the employee is subject to an excise tax under the Code, we will pay the employee an additional amount equal to the amount of the excise tax and any other taxes (whether in the nature of excise taxes or income taxes) due with respect to such payment.

Termination and Change of Control Arrangement

Mr. Villano’s employment agreement provides that we may terminate his employment at any time with or without cause. It also provides that his employment will terminate upon his death or disability. If we terminate his employment for cause, we are only liable for his base salary and benefits through the date of termination. In addition, he will not forfeit any rights to payments, options or benefits that have vested or have been earned or to which he is entitled as of the date of termination. If we terminate his employment without cause or the agreement terminates due to Mr. Villano’s death or disability or if Mr. Villano terminates his employment for “Good Reason” (as defined in the employment agreement), he is also entitled to receive: (i) a lump sum payment equal to 48 times his monthly salary on the date of termination; (ii) any deferred compensation or accrued vacation pay; (iii) continuation for a 12-month period after termination of health and welfare and long-term disability benefits; and (iv) a pro rata share of any incentive compensation and any other compensation or benefits to which he would have been entitled had he not been wrongfully terminated.

Good Reason includes a “change in control” with respect to us. A “change in control” means (1) if we merge into another corporation and, as a result of such merger, our shareholders immediately prior to such merger own less than 50% of the surviving corporation; (2) we sell, lease or otherwise dispose of all or substantially all of our assets; (3) the acquisition of beneficial ownership, directly or indirectly, of our common shares or any other securities having voting rights that we may issue in the future, rights to acquire our voting securities (including, without limitation, securities that are convertible into voting securities and rights, options warrants and other agreements or arrangements to acquire such voting securities) by any person, corporation or other entity or group thereof acting jointly, in such amount or amounts as would permit such person, corporation or other entity or group thereof acting jointly to elect a majority of the members of the board of directors, as then constituted; or (4) the acquisition of beneficial ownership, directly or indirectly, of voting securities and rights to acquire voting securities having voting power equal to 40% or more of the combined voting power of our then outstanding voting securities by any person, corporation or other entity or group thereof acting jointly unless such acquisition is expressly approved by resolution of the board of directors passed upon affirmative vote of not less than a majority of the board of directors and adopted at a meeting of the board of directors held not later than the date of the next regularly scheduled or special meeting held following the date we obtain actual knowledge of such acquisition (which approval may be limited in purpose and effect solely to affecting the rights of the executive under his employment agreement). Notwithstanding the preceding sentence, any transaction that involves a mere change in identity form or place of organization within the meaning of Section 368(a)(1)(F) of the Code, or a transaction of similar effect, will not constitute a “change in control.”

Employment Agreement — Peter J. Cuozzo

On July 7, 2020, we entered into an employment agreement with Peter J. Cuozzo, our executive vice president and chief operating officer, effective as of July 1, 2020. The material terms of the employment agreement are as follows.

●	He will serve as our executive vice president and chief operating officer on a full-time basis.
●	The agreement can be terminated by either party at any time upon delivery of written notice to the other party.
●	His duties include overseeing, supervising and managing our business, (ii) overseeing and supervising our expansion into Florida, Texas and such other markets identified by our chief executive office and/or the Board and (iii) such other duties, responsibilities, tasks and projects as shall be determined by our chief executive officer and/or the Board, with the understanding that he shall have the customary authority and support to accomplish such assigned duties, responsibilities, tasks and projects.
●	He will be based in Naples, Florida but is required to work from our principal place of business, currently in Branford Connecticut, as frequently and for such period of time as directed by our chief executive officer.
●	His base compensation is $250,000 per year.
●	He was paid a signing bonus of $25,000.
●	He will be entitled to additional compensation in such amounts, at such times and under such circumstances as shall be determined by the Board and/or the Compensation Committee based on (i) the growth of our business; (ii) capital origination, whether via the sale by us of our equity, debt or derivative securities or via new credit facilities with traditional or non-traditional lenders and (iii) mergers and acquisitions of other entities or assets.
●	He is eligible to participate in any retirement plans (qualified and non-qualified), pension, insurance, health, disability or other benefit plan or program that has been or is hereafter adopted by us (or in which we participate), according to the terms of such plan or program, on terms no less favorable than the most favorable terms granted to our senior executives.
●	He is entitled to 25 vacation days per annum and severance pay equal to 18 months of his base compensation if he is terminated without cause, or if he terminates for good reason, prior to July 1, 2022.
●	He is subject to a covenant not to compete that continues for 18 months after termination unless he is terminated without “cause” prior to July 1, 2022.

Outstanding Equity Awards at December 31, 2020

None.

Compensation of Directors

Our non-employee director compensation plan, as amended and effective on October 1, 2019 (the “Director Plan”), provides as follows:

●	each non-employee director will receive cash compensation at a rate of $30,000 per year, which amount shall be paid in equal quarterly installments of $7,500 on the first day of each calendar quarter (i.e. January 1, April 1, July 1, and October 1);
●	the chairman of the Audit Committee will receive additional cash compensation of $7,500 per year, payable in equal quarterly installments of $1,875 on the first day of each calendar quarter (i.e. January 1, April 1, July 1, and October 1);
●	the chairman of the Compensation Committee will receive additional cash compensation of $5,000 per year, payable in equal quarterly installments of $1,250 on the first day of each calendar quarter (i.e. January 1, April 1, July 1, and October 1);
●	the chairman of the Corporate Governance and Nominating Committee will receive additional cash compensation of $2,500 per year, payable in equal quarterly installments of $625 on the first day of each calendar quarter (i.e. January 1, April 1, July 1, and October 1); and
●	each non-employee director will receive a grant of 2,500 common shares on the date he or she is re-elected to serve on the board of directors.

The Named Executives, who are also directors, do not receive additional compensation in connection with their positions as members of the board of directors.

The following table provides compensation information for the year ended December 31, 2020 for each of our non-employee directors.

	Fees Earned or Paid
	in Cash	Stock Awards	Total
Name	($)	($)(1)	($)
Leslie Bernhard	$35,000	$10,300	$45,300
Arthur L. Goldberg	$37,500	$10,300	$47,800
Brian A. Prinz	$32,500	$10,300	$42,800
(1)	During the year ended December 31, 2020, under the Director Plan, each of Ms. Bernhard and Messrs. Goldberg and Prinz was awarded an aggregate of 2,500 common shares, respectively. The dollar amounts reflected in the table are the aggregate grant date fair value for the common shares awarded computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 25, 2021, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding common shares, Named Executives, all directors, and all directors and officers of Sachem Capital as a group:

	Number of Common
	Shares Beneficially	Percentage of
Name of Beneficial Owner(1)	Owned(2)	Class(3)
Executive Officers and Directors
John L. Villano(4)	1,247,396	5.64%
Leslie Bernhard	4,889	*
Arthur L. Goldberg	17,628	*
Brian A. Prinz	360,237	1.63%
Peter J. Cuozzo	18,594	*
All officers and directors as a group (5 persons)	1,648,744	7.45%
Greater than 5% Shareholders
Jeffrey C. Villano(5)	1,477,190	6.68%

*Less than 1%.

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Sachem Capital Corp., 698 Main Street, Branford, CT 06405.
(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.
(3)	All percentages are determined based on 22,124,801 common shares outstanding as of the March 25, 2021.
(4)	Includes 6,827 common shares owned by Mr. Villano’s wife. Mr. Villano disclaims beneficial ownership of the 6,827 common shares owned by his wife for the purposes of section 13(d) or 13(g) of the Exchange Act.
(5)	Served as our Co-Chief Executive Officer, President and Treasurer until November 20, 2019 and as a director until December 10, 2019. His holdings include 301,718 common shares owned by Ultimate Brands Inc., a corporation of which he is the founder and chief executive officer and over which he has full voting and dispositive control, and 3,251 common shares owned by his daughter. Mr. Villano disclaims beneficial ownership of the 3,251 common shares owned by his daughter for the purposes of section 13(d) or 13(g) of the Exchange Act. The foregoing is based on Mr. Villano’s Schedule 13G/A filed with the SEC on February 16, 2021, reporting beneficial ownership as of December 31, 2020.

Equity Compensation Plan Information

On October 27, 2016, we adopted the 2016 Equity Compensation Plan (the “Plan), the purpose of which is to align the interests of our officers, other employees, advisors and consultants or any subsidiary, if any, with those of our shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on our behalf and to promote the success of our business. The basis of participation in the Plan is upon discretionary grants of awards by the board of directors. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. Approximately fifteen individuals are eligible to participate in the Plan including, our two executive officers, ten other employees and three independent directors.

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	Not applicable	1,462,116
Total	—	Not applicable	1,462,116

During the fiscal year ended December 31, 2020, we granted an aggregate of 7,500 restricted common shares under the Plan.

Types and Terms of Awards

Awards under the Plan may take the form of stock options (either incentive stock options or non- qualified stock options) or restricted shares. Subject to restrictions that are set forth in the Plan, the Compensation Committee will have complete and absolute authority to set the terms, conditions and provisions of each award, including the size of the award, the exercise or base price, the vesting and exercisability schedule (including provisions regarding acceleration of vesting and exercisability) and termination and forfeiture provisions.

The Compensation Committee is subject to the following specific restrictions regarding the types and terms of awards:

●	The exercise price for a stock option may not be less than 100% of the fair market value of the stock on the date of grant.
●	No award may be granted after the expiration of the Plan (more than ten years after the Plan adoption date).

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

As of December 31, 2020, there were no options granted under the Plan.

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

During 2019 one loan to JJV, LLC (“JJV”), the managing member of Sachem Capital Partners, LLC, the entity through which we conducted our business prior to our IPO, in the amount of $298,222 was refinanced by the borrower and the other loan was assigned from JJV to us in the amount of $581,235. The principal balance of the loans to JJV at December 31, 2020 and 2019 were $-0-, respectively. Interest paid to us by JJV for years ended December 31, 2020 and 2019 was approximately $-0- and $44,000, respectively. These loans were made in connection with JJV’s purchase of real property from third parties who, for various reasons, did not meet our loan criteria. We believe that the terms of these loans are no less beneficial to us than they would have been if we made the loans to unrelated third parties and are all properly documented.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Hoberman & Lesser, CPA’s, LLP, our principal accounting firm, for the fiscal years ended December 31, 2020 and 2019, are set forth below.

	2020	2019
Audit fees*	$181,500	$168,800
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$181,500	$168,000

•      In 2020, the audit fees include fees for professional services rendered for (i) the review of our quarterly financial statements, (ii) in connection with our shelf registration statement (File No. 333-236097) on Form S-3 under the Securities Act of 1933, as amended which was declared effective by the SEC on February 5, 2020, (iii) the review of three separate prospectus supplements to our shelf registration statement on Form S-3, described below, and (iv) other services that are normally provided in connection with statutory and regulatory filings.

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

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non- audit services to be provided by the independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management. The Audit Committee may delegate its authority to preapprove services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by the independent accountants must be pre-approved by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

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

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement(1)
3.1	Certificate of Incorporation(1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019(2)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019(3)
4.1	Form of Representative’s Warrants issued on February 9, 2017 in connection with the initial public offering(1)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering(4)
4.3	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee(5)
4.4	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee(5)
4.5	Form of 7.125% Notes due 2024(5)
4.6	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee(2)
4.8	Form of 6.875% Notes due 2024(7)
4.9	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (10)
4.10	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.9 above)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan(1)
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

10.8**	Employment Agreement, dated as of July 1, 2020, by and between Peter J. Cuozzo and Sachem Capital Corp. (9)
14.1	Code of Ethics(11)
21.1	List of Subsidiaries(12)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 30, 2021*
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on April 5, 2019 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on July 8, 2020 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(12)	None.

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
John L. Villano, CPA
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2021

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2021:

Signature	Title

/s/ John L. Villano	Chairman, Chief Executive Officer, President Chief
John L. Villano, CPA	Financial Officer and Director (Principal Executive
Officer & Principal Financial Officer)

/s/ Leslie Bernhard	Director
Leslie Bernhard

/s/ Arthur L. Goldberg	Director
Arthur L. Goldberg

/s/ Brian A. Prinz	Director
Brian A. Prinz

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sachem Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sachem Capital Corp. (the “Company”) as of December 31, 2020 and 2019, and the related statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hoberman & Lesser CPA’s, LLP
Hoberman & Lesser CPA’s, LLP

New York, New York
March 30, 2021

SACHEM CAPITAL CORP

BALANCE SHEETS

	December 31,
	2020	2019
Assets
Assets:
Cash and cash equivalents	$19,408,028	$18,841,937
Short-term marketable securities	37,293,703	15,949,802
Mortgages receivable	155,616,300	94,348,689
Interest and fees receivable	1,820,067	1,370,998
Other receivables	67,307	141,397
Due from borrowers	2,025,663	840,930
Prepaid expenses	71,313	24,734
Property and equipment, net	1,433,388	1,346,396
Deposits on property and equipment	—	71,680
Real estate owned	8,861,609	8,258,082
Deferred financing costs	72,806	16,600
Total assets	$226,670,184	$141,211,245

Liabilities and Shareholders' Equity
Liabilities:
Notes payable (net of deferred financing costs of $4,886,058 and $2,687,190)	$109,640,692	$55,475,810
Mortgage payable	767,508	784,081
Line of credit	28,055,648	—
Accrued dividends payable	2,654,977	—
Accounts payable and accrued expenses	372,662	249,879
Other loans	257,845	—
Security deposits held	13,416	7,800
Advances from borrowers	1,830,539	848,268
Deferred revenue	2,099,331	1,205,740
Notes payable	54,682	75,433
Accrued interest	3,344	3,416
Total liabilities	145,750,644	58,650,427

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock - $.001 par value; 100,000,000 shares authorized; 22,124,801 and 22,117,301 issued and outstanding	22,125	22,117
Paid-in capital	83,814,376	83,856,308
Accumulated other comprehensive loss	(25,992)	(50,878)
Accumulated deficit	(2,890,969)	(1,266,729)
Total shareholders' equity	80,919,540	82,560,818
Total liabilities and shareholders' equity	$226,670,184	$141,211,245

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2020	2019
Revenue:
Interest income from loans	$13,821,831	$9,751,733
Investment income	399,493	81,111
Gain on sale of marketable securities	903,257	—
Origination fees, net	1,893,143	1,519,294
Late and other fees	85,469	265,310
Processing fees	167,833	167,070
Rental income, net	85,339	69,300
Other income	1,246,530	826,688
Total revenue	18,602,895	12,680,506

Operating costs and expenses:
Interest and amortization of deferred financing costs	5,547,406	2,938,237
Compensation, fees and taxes	1,799,889	1,534,447
Professional fees	628,797	542,920
Other expenses and taxes	157,194	90,412
Exchange fees	49,054	44,192
Expense in connection with termination of credit facility	—	340,195
Impairment loss	795,000	417,094
Net loss on sale of real estate	7,218	34,919
Depreciation	61,865	63,566
General and administrative expenses	562,607	478,513
Total operating costs and expenses	9,609,030	6,484,495
Net income	8,993,865	6,196,011

Other comprehensive income (loss)
Unrealized gain (loss) on investment securities	24,886	(50,878)
Comprehensive income	$9,018,751	$6,145,133
Basic and diluted net income per common share outstanding:
Basic	$0.41	$0.32
Diluted	$0.41	$0.32
Weighted average number of common shares outstanding:
Basic	22,118,522	19,415,237
Diluted	22,118,522	19,415,237

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’/MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

				Accumulated
			Additional	Other
	Common		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2019	15,438,621	$15,439	$53,192,859	—	$(405,483)	$52,802,815
Sale of common stock through ATM	4,354,773	4,355	19,959,990	—	—	19,964,345
Sale of common stock	2,300,000	2,300	10,578,300	—	—	10,580,600
Exercise of warrants	16,407	16	82,019	—	—	82,035
Stock based compensation	7,500	7	43,140	—	—	43,147
Unrealized loss on marketable securities	—	—	—	$(50,878)	—	(50,878)
Dividends paid	—	—	—	—	(7,057,257)	(7,057,257)
Net income for the year ended December 31, 2019	—	—	—	—	6,196,011	6,196,011
Balance, December 31, 2019	22,117,301	22,117	83,856,308	(50,878)	(1,266,729)	82,560,818
Offerings costs - ATM	—	—	(58,353)	—	—	(58,353)
Stock based commpensation	7,500	8	16,421	—	—	16,429
Unrealized gain on marketable securities	—	—	—	24,886	—	24,886
Dividends paid	—	—	—	—	(7,963,128)	(7,963,128)
Dividends declared and payable	—	—	—	—	(2,654,977)	(2,654,977)
Net income for the year ended December 31, 2020	—	—	—	—	8,993,865	8,993,865
Balance, December 31, 2020	22,124,801	$22,125	$83,814,376	$(25,992)	$(2,890,969)	$80,919,540

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,993,865	$6,196,011
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	601,959	722,580
Depreciation expense	61,865	63,566
Stock based compensation	16,429	43,147
Impairment loss	795,000	417,094
Loss on sale of real estate	7,218	34,919
Abandonment of office furniture	—	12,000
Gain on sale of marketable securities	(903,257)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Escrow deposits	—	12,817
Interest and fees receivable	(504,578)	(154,196)
Other receivables	74,090	13,603
Due from borrowers	(1,537,768)	385,424
Prepaid expenses	(46,579)	(9,868)
Deposits on property and equipment	71,680	(59,680)
(Decrease) increase in:
Accrued interest	(72)	(173,203)
Accounts payable and accrued expenses	122,098	(66,535)
Deferred revenue	893,591	147,334
Advances from borrowers	982,271	530,944
Total adjustments	633,947	1,919,946
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,627,812	8,115,957

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(97,555,422)	(16,000,680)
Proceeds from the sale of investments	77,139,664	—
Proceeds from sale of real estate owned	1,816,522	1,087,004
Acquisitions of and improvements to real estate owned	(1,811,980)	(1,266,949)
Purchase of property and equipment	(148,857)	(241,855)
Security deposits held	5,616	—
Principal disbursements for mortgages receivable	(117,230,923)	(64,742,552)
Principal collections on mortgages receivable	54,961,570	43,347,362
NET CASH USED FOR INVESTING ACTIVITIES	(82,823,810)	(37,817,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	30,055,648	42,720,829
Repayment of line of credit	(2,000,000)	(69,939,952)
Proceeds from notes sold to shareholder	—	1,017,000
Repayment of notes sold to shareholder	—	(2,217,000)
Principal payments on mortgage payable	(16,573)	—
Principal payments on notes payable	(20,751)	—
Dividends paid	(7,963,128)	(9,681,823)
Financing costs incurred	(114,559)	(2,872,774)
Proceeds from other loans	257,845	—
Proceeds from mortgage payable	—	795,000
Prepayment of mortgage payable	—	(301,903)
Proceeds from notes payable, net	—	75,434
Proceeds from issuance of common stock	—	30,544,945
Proceeds from exercise of warrants	—	82,035
Gross proceeds from the issuance of fixed rate notes	56,083,750	58,163,000
Financing costs incurred in connection with fixed rate notes	(2,520,143)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	73,762,089	48,384,791
NET INCREASE IN CASH AND CASH EQUIVALENTS	566,091	18,683,078
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	18,841,937	158,859
CASH AND CASH EQUIVALENTS - END OF YEAR	$19,408,028	$18,841,937

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

	Years Ended
	December 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Taxes paid	$—	$—
Interest paid	$4,945,448	$2,237,240

SUPPLEMENTAL INFORMATION-NON-CASH
Original Issue Discount	$280,000	$—
Dividends declared and payable	$2,654,976	$—

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

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and and other fees receivable, during the year ended December 31, 2020 amounted to $1,553,103.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 8—Line of Credit and Mortgage Payable, were amortized over the term of the applicable facility using the straight-line method. Unamortized deferred financing costs relating to the Company’s $35 million credit facility were expensed when the facility was terminated on June 25, 2019 and the entire balance due was paid in full.

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 10–Notes Payable, are being amortized over the term of the respective Notes.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Revenue Recognition

Interest income from the Company’s loan portfolio is earned, over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company does not accrue interest income on mortgages receivable that are more than 90 days past due. Interest income not accrued at December 31, 2020 and collected prior to the issuance of this report is included in 2020 income.

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

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of December 31, 2020 and 2019.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with ASC 260 —“Earnings Per Share.” Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

Recent Accounting Pronouncements

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments— Credit Losses (Topic 326): Targeted Transition Relief," which requires that entities use a new forward looking "expected loss" model that, generally, will result in the earlier recognition of an allowance for credit losses. This ASU also allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” However, after beginning to implement the various key provisions of this ASU, and recognizing the complexities and challenges required, we determined to take advantage of our status as an emerging growth company, which allows us to defer the adoption of this ASU until our year ended December 31, 2023.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

For smaller reporting companies, such as the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. As indicated in previous filings, the Company had intended to adopt ASU 2016-13 as of January 1, 2020. However, given the complexity of ASU 2016-13 and upon becoming aware that smaller reporting companies were not required to implement ASU 2-16-13 yet, the Company has decided to defer its implementation ASU 2016-13.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope." ASU 2021-01 amends ASU 2020-04 and focuses on refining accounting relief for modifications made to certain derivatives and hedging contracts, such as interest rate swaps. The Company believes that neither the adoption of ASU 2020-04 nor the adoption of ASU 2021-01 will have a material impact on its financial statements as it currently does not have any indebtedness tied to LIBOR or any other rate expected to be discontinued.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 amends certain disclosure requirements regarding the fair value hierarchy of investments in accordance with GAAP, particularly the significant unobservable inputs used to value investments within Level 3 of the fair value hierarchy. The Company adopted this guidance effective on January 1, 2020. The Company's adoption of this guidance did not have a material impact on its financial statements.

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

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Certificates of Deposit	—	—	—	—
Stocks and ETF's	$6,722,795	—	—	$6,722,795
Mutual Funds	30,570,908	—	—	30,570,908
Total Investments	$37,293,703	—	—	$37,293,703
Real Estate Owned			$8,861,609	$8,861,609

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Certificates of Deposit	—	$2,999,738	—	$2,999,738
Stocks and ETF's	$2,990,008	—	—	$2,990,008
Mutual Funds	12,959,794	—	—	12,959,794
Total Investments	$15,949,802	—	—	$15,949,802
Real Estate Owned			$8,258,082	$8,258,082

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

Real estate owned: The Company estimates fair values of real estate owned using market information such as recent sales contracts, appraisals, recent sales, assessed values or discounted cash value models.

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

For the years ended December 31, 2020 and 2019, the aggregate amounts of loans funded by the Company were $117,230,923 and $64,742,552, respectively, offset by principal repayments of $54,961,570 and $43,347,362, respectively.

As of December 31, 2020, the Company’s mortgage loan portfolio includes loans ranging in size from $2,600 to $10,780,000 with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.

At December 31, 2020 and 2019, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company will agree to extend the term of a loan if, at the time of the extension, the loan and the borrower meets all the Company’s underwriting requirements. The Company treats a loan extension as a new loan.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Credit Risk

Credit risk profile based on loan activity as of December 31, 2020 and 2019:

					Total
					Outstanding
	Residential	Commercial	Land	Mixed Use	Mortgages
December 31, 2019	$71,605,920	$16,122,990	$5,639,979	$979,800	$94,348,689
December 31, 2020	$112,240,129	$33,548,683	$6,111,670	$3,715,818	$155,616,300

As of December 31, 2020, the following is the maturities of mortgages receivable for the years ending December 31:

2021	$112,313,184
2022	33,433,297
2023	9,598,788
2024	271,031
Total	$155,616,300

At December 31, 2020, of the 495 mortgage loans in the Company’s portfolio, sixteen were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these and the accrued but unpaid interest and borrower charges as of December 31, 2020 was approximately $3.1 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

At December 31, 2019, of the 438 mortgage loans in the Company’s portfolio, nine were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges as of December 31, 2019 was approximately $2.8 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

5. Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of December 31, 2020 and 2019, real estate owned totaled $8,861,609 and $8,258,082, respectively, with no valuation allowance in either year. During the year ended December 31, 2020 the Company recorded an impairment loss of $795,000 compared to an impairment loss of $417,094 in 2019.

As of December 31, 2020, real estate owned included $1,393,398 of real estate held for rental and $7,468,211 of real estate held for sale. As of December 31, 2019, real estate owned included $558,672 of real estate held for rental and $7,699,410 of real estate held for sale.

Properties Held for Sale

During the year ended December 31, 2020, the Company sold two properties held for sale and recognized an aggregate loss of $7,219. During the year ended December 31, 2019, the Company sold six properties, of which three were held for sale and three were held for rental, and recognized an aggregate loss of $34,919.

Properties Held for Rental

As of December 31, 2020, five properties, four single-family residences and one commercial building, were held for rental. Four properties are leased on a month-month basis and the other one is subject to a lease expiring in March 2022. During the year ended December 31, 2020, three purchase options expired and one property is subject to an option to purchase in favor of the current lessee.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2021	$20,100
Year ending December 31, 2022	5,025
Total	$25,125

6. Profit Sharing Plan

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the years ended December 31, 2020 and 2019, the 401(k) Plan expense was $47,164 and $36,771, respectively.

7. Line of Credit and Mortgage Payable

Line of Credit

Effective May 11, 2018, the Company obtained a $35 million credit facility (the “Webster Credit Facility”) with Webster Business Credit Corporation, Bankwell Bank and Berkshire Bank. The Webster Credit Facility was secured by a first priority lien on all the Company’s assets, including its mortgage loan portfolio. Interest on the outstanding balance accrued at a rate equal to the 30-day LIBOR rate plus 4.00% per annum. All amounts outstanding under the Webster Credit Facility, including principal, accrued interest and other fees and charges, were to be due and payable May 11, 2022.

On June 25, 2019, the entire outstanding balance of the Webster Credit Facility, including principal, accrued and unpaid interest and other fees, in the aggregate amount of $19.8 million was paid in full and the Webster Credit Facility was terminated. In connection with the termination of the Webster Credit Facility, the Company expensed non-recurring charges of $779,641, of which $439,446 constituted the write-off of non-cash deferred financing costs.

Amortization of all deferred financing costs for the years ended December 31, 2019 was $722,580 including costs of $439,446 incurred in connection with the termination of the Webster Credit Facility.

Wells Fargo Margin Line of Credit

During the year ended December 31, 2020, the Company obtained a margin loan account from Wells Fargo, which is secured by the Company's portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (1.5% at December 31, 2020). As of the December 31, 2020 the total outstanding balance was $28,055,648.

Mortgage Payable

At December 31, 2020, the Company had a mortgage loan payable of $767,508. The original amount of the loan was $795,000 and was secured by a first mortgage loan on the Company’s property located at 698 Main Street, Branford, Connecticut. Interest on the mortgage loan accrued at the rate of 5.06% per annum, monthly payments were $4,710 and the maturity date was to be March 31, 2029. On February 19, 2021 this mortgage loan was repaid in full.

8. Financing Transactions

During the year ended December 31, 2020, the Company generated approximately $56.1 million (after taking into account the original issue discount) of gross proceeds from the sale of its securities as follows:

(i)	$28,363,750 from the sale of its 7.75% unsecured, unsubordinated notes due September 30, 2025 in September and October 2020; and

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

(ii)	$27,720,000 from the sale of additional September 2025 Notes in December 2020.

The net proceeds from the sale of these securities were used primarily to fund new mortgage loans and for working capital and general corporate purposes.

During the year ended December 31, 2019, the Company generated approximately $90.3 million of gross proceeds from the sale of its securities as follows:

(i)	$20,533,208 from the sale of 4,354,773 common shares in an “at-the-market” offerings;
(ii)	$23,663,000 from the sale of its 7.125% unsecured, unsubordinated notes due June 30, 2024;
(iii)	$82,035 from the exercise of 16,407 warrants;
(iv)	$11,500,000 from the sale of 2,300,000 common shares from an equity offering; and
(v)	$34,500,000 from the sale of its 6.875% unsecured, unsubordinated notes due December 30, 2024.

Approximately $31.5 million of the net proceeds from the sale of the foregoing securities were used to pay-off the Webster Credit Facility and the balance was used to fund new mortgage loans and for general corporate purposes.

9. Notes Payable

At December 31, 2020, the Company had an aggregate of $109,640,692 of unsecured, unsubordinated notes payable outstanding, net of $4,606,058 of deferred financing costs (collectively, the “Notes”). The Notes are divided into three series:

(i)	Notes having an aggregate principal amount of $23,663,000 bearing interest at 7.125% per annum and maturing June 30, 2024 (“the June 2024 Notes”);
(ii)	Notes having an aggregate principal amount of $34,500,000 bearing interest at 6.875% per annum and maturing December 30, 2024 (the “December 2024 Notes”); and
(iii)	Notes having an aggregate principal amount of $56,363,750 bearing interest at 7.75% per annum and maturing December 30, 2024 (the “September 2025 Notes”)

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB”, “SACC” and “SCCC”, respectively. All the notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. The June 2024 Notes will be callable any time after June 30, 2021, the December 2024 Notes will be callable at any time after November 7, 2021 and the 2025 Notes will be callable at any time after September 4, 2022.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

10. Other Income

Other income of the Company includes the following:

	Year Ended
	December 31,
	2020	2019
Income from borrower charges	$290,683	$218,804
Lender, modification and extension fees	672,159	451,746
In-house legal fees	223,440	153,130
Other income	60,248	3,008
Total	$1,246,530	$826,688

11. Commitments and Contingencies

Origination Fees

Loan origination fees range from 2%-5% of the original loan principal and, generally, are payable at the time the loan is funded. These payments are amortized for financial statement purposes over the life of the loan and will be recorded as income as follows:

Original maturities of deferred revenue are as follows as of:

Year ending December 31,
2021	$1,679,813
2022	394,925
2023	24,593
Total	$2,099,331

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is generally recognized in full at the time of repayment. If the borrower is entitled to a partial refund of the origination fee collected in connection with a prepaid loan, the Company credits the refundable portion against the balance due on the loan. For the years ended December 31, 2020 and 2019, approximately $55,639 and $40,070 of origination fees were refunded in connection with prepaid loans.

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

In July 2020, the Company entered into an employment agreement with Peter Cuozzo, the material terms of which are as follows: (i) the agreement can be terminated by either party at any time upon delivery of written notice to the other party; (ii) a base salary of  $250,000 per year; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company's Board of Directors; (iv) participation in the Company's employee benefit plans; (v) full indemnification to the extent permitted by law; (v) subject to a covenant not to compete that continues for 18 months after termination unless he is terminated without "cause" prior to July 1, 2022; and (vi) severance pay equal to 18 months of his base compensation if he is terminated without cause, or if he terminates for good reason, prior to July 1, 2022.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Unfunded Commitments

At December 31, 2020, the Company had future funding obligations totaling $19,601,731, which can be drawn by the borrowers when the conditions relating thereto have been satisfied.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At December 31, 2020, there were five such properties, representing approximately $276,000 of mortgages receivable.

12. Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of December 31, 2020, and 2019, loans to known shareholders totaled $9,356,336 and $6,159,002, respectively. Interest income earned on these loans totaled $649,159 and $528,712 for the years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, the wife of the Company’s chief executive officer was paid $108,000 and $100,000, respectively, for accounting and financial reporting services provided to the Company.

13. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and mortgage loans.

The Company maintains its cash and cash equivalents with two financial institutions. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut. This concentration of credit risk may be affected by changes in economic or other conditions of the geographic area.

Credit risks associated with the Company's mortgage loan portfolio and related interest receivable are described in Note 4-Mortgages Receivable.

14. Outstanding Warrants

In 2017 the Company consummated two public offerings – the IPO in February and a follow-on offering in October-November. In connection with the IPO, the Company issued to the underwriters warrants to purchase an aggregate of 130,000 common shares at an exercise price of $6.25 per common share. These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on February 9, 2018 and expire on February 9, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $114,926. At December 31, 2020, all these warrants were outstanding.

In connection with a public offering that was consummated in October 2017, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of$5.00 per share. These warrants are exercisable at any time, and from time to time, in whole or in part, commencing on October 24, 2018 and expire on October 24, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $131,728. At December 31, 2020, 171,093 of these warrants were outstanding.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

15. Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The basis of participation in the Plan is upon discretionary grants of awards by the Company’s Board of Directors. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. Since the Plan was adopted, the Company has issued 37,884 shares to its directors. The number of securities remaining available for future issuance under the Plan as of December 31, 2020 was 1,462,116.

During each of the years ended December 31, 2020 and 2019, the Company granted an aggregate of 7,500 restricted Common Shares under the Plan, respectively. Stock based compensation for the years ended December 31, 2020 and 2019 was $ 16,428 and $43,147,respectively.

16. Subsequent Events

On January 8, 2021, the Company paid a dividend of $0.12 per share, or $2,654,976 in the aggregate, to shareholders of record as of December 31, 2020.

On January 15, 2021, the Company sold a property classified as real estate held for sale at December 31, 2020 receiving $360,424 in net proceeds. The Company recognized an impairment loss of $42,067 with respect to this property as of December 31, 2020.

On February 19, 2021, the Company paid off the Bankwell mortgage securing the Company’s corporate office (see Note 8).

In March 2021, the Company sold an aggregate of 234,051 common shares under an at-the-market offering facility realizing gross proceeds of approximately $1.2 million, all of which are due to settle by March 31, 2021.

Management has evaluated subsequent events through March 30, 2021 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

17. COVID-19

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. In the State of Connecticut, our primary market, on March 20, 2020, Governor Ned Lamont issued an executive order requiring all “non-essential” businesses to close effective 8:00 p.m., Monday, March 23, 2020, until further notice. During the second quarter of 2020, the State of Connecticut announced plans to re-open selected businesses pursuant to a three Phase reopening plan for those businesses deemed non-essential and closed due to the March 20, 2020 executive order. On May 20, 2020, Phase 1 of the re-opening plan was put in place, on June 17, 2020 Phase 2 was put into effect and on October 8, 2020 Phase 3 was put into effect. On November 6, 2020, Connecticut rolled back its re-opening plans to Phase 2.1, a slightly modified version of the State’s Phase 2. The rollback was initiated due to a spike in cases statewide.

These actions directly impacted our ability to conduct our business in the usual manner. The compliance requirements were difficult to administer, costly and in many situations not customer friendly. If left in effect for an extended period, they could have had a material adverse impact on our operations, resulting in reductions in revenues, net income, and cash flow. In addition, any disruption to the operations of a borrower could impair its ability to make monthly payments of interest, payments of insurance and/or taxes or to repay the outstanding balances on their loans at maturity. Furthermore, a liquidity crisis, would impair the ability of our borrowers to refinance their loans when due. Moreover, if our borrowers cannot sell their properties or the values of properties securing mortgage loans decline significantly, they would not be able to repay their loans when due. In addition, the filing and preparation of loan documents with the various recording offices were delayed and there was only limited access to the Connecticut court system to process foreclosures and evictions.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

To address these concerns, we imposed certain policies and guidelines designed primarily to preserve our liquidity and help our borrowers. In the second quarter of 2020, we agreed to restructure twenty-three loans, having an aggregate balance of $6.5 million at June 30, 2020, pursuant to forbearance requests by borrowers under the program we adopted and implemented. The total amount of interest deferred under these twenty-three loans was approximately $200,000. As of December 31, 2020, all these loans have moved off forbearance and no other loans were added to the forbearance program.

Since December 2020, the U.S. Food and Drug Administration (“FDA”) has issued emergency use authorizations that approved the use of three different Covid-19 vaccines. Since then, over 100 million doses of vaccines have been administered. Although there are concerns regarding mutations of the virus that might not be susceptible to the existing vaccines, the prevailing view among medical experts is that the worst of the pandemic may be over and that states will soon be able to lift many of the restrictions that were imposed to slow the spread of the virus. In fact, many states have already done so.

However, if there is a re-occurrence of the virus in Connecticut or the State mandates further business closures, we may be compelled to take measures to preserve our cash flow, including reducing operating expenses and dividend payments until the consequences of the outbreak subside. There may be other adverse consequences to our business, operations, and financial condition from the spread of COVID-19 that have not been considered.