Form 10-Q
period 2021-03-31
Sachem Capital Corp.
filed 2021-05-14
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 14, 2021, the Issuer had a total of 24,568,225 common shares, $0.001 par value per share, outstanding.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(unaudited)
Assets
Assets:
Cash and cash equivalents	$18,345,654	$19,408,028
Investment securities	36,305,439	37,293,703
Investment in partnership	1,843,398	—
Mortgages receivable	156,771,704	155,616,300
Interest and fees receivable	1,882,611	1,820,067
Other receivables	413,212	67,307
Due from borrowers	2,525,039	2,025,663
Prepaid expenses	173,488	71,313
Property and equipment, net	1,449,653	1,433,388
Real estate owned	8,624,044	8,861,609
Other deposits	98,210	—
Deferred financing costs	—	72,806
Total assets	$228,432,452	$226,670,184

Liabilities and Shareholders' Equity
Liabilities:
Notes payable (net of deferred financing costs of $4,641,953 and $4,886,058)	$109,884,797	$109,640,692
Mortgage payable	—	767,508
Line of credit	28,160,988	28,055,648
Accrued dividends payable	—	2,654,977
Accounts payable and accrued expenses	536,323	372,662
Other loans	257,845	257,845
Security deposits held	13,416	13,416
Advances from borrowers	2,703,999	1,830,539
Deferred revenue	2,184,315	2,099,331
Notes payable	49,050	54,682
Accrued interest	—	3,344
Total liabilities	$143,790,733	$145,750,644

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; no shares issued	—	—
Common stock - $.001 par value; 100,000,000 shares authorized; 22,428,208 and 22,124,801 issued and outstanding	22,428	22,125
Paid-in capital	85,360,645	83,814,376
Accumulated other comprehensive loss	(33,486)	(25,992)
Accumulated deficit	(707,868)	(2,890,969)
Total shareholders' equity	84,641,719	80,919,540
Total liabilities and shareholders' equity	$228,432,452	$226,670,184

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Interest income from loans	$4,531,232	$2,901,406
Investment income	242,691	97,516
Income from partnership investment	17,373	—
(Loss) gain on sale of investment securities	(129,440)	446,083
Origination fees	517,428	511,056
Late and other fees	35,929	14,781
Processing fees	35,975	46,458
Rental income, net	4,184	10,728
Other income	456,809	284,274
Total revenue	5,712,181	4,312,302

Operating costs and expenses:
Interest and amortization of deferred financing costs	2,464,755	1,149,953
Professional fees	231,756	132,309
Compensation, fees and taxes	592,087	344,493
Exchange fees	12,329	7,273
Other expenses and taxes	21,809	28,703
Depreciation	19,602	16,283
General and administrative expenses	159,608	140,214
Loss on sale of real estate	2,134	4,460
Impairment loss	25,000	250,000
Total operating costs and expenses	3,529,080	2,073,688
Net income	2,183,101	2,238,614

Other comprehensive loss
Unrealized loss on investment securities	(7,494)	(135,382)
Comprehensive income	$2,175,607	$2,103,232
Basic and diluted net income per common share outstanding:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10
Weighted average number of common shares outstanding:
Basic	22,138,006	22,117,301
Diluted	22,138,006	22,117,301

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
				Accumulated
			Additional	Other
	Common		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, January 1, 2021	22,124,801	$22,125	$83,814,376	$(25,992)	$(2,890,969)	$80,919,540

Sale of common stock through ATM	303,407	$303	1,544,892			1,545,195
Offering costs-ATM			(2,730)			(2,730)

Stock based compensation			4,107			4,107

Unrealized loss on investment securities				(7,494)		(7,494)

Net income for the period ended March 31, 2021					2,183,101	2,183,101
Balance, March 31, 2021	22,428,208	$22,428	$85,360,645	$(33,486)	$(707,868)	$84,641,719

	FOR THE THREE MONTHS ENDED MARCH 31, 2020
				Accumulated
			Additional	Other
	Common		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, January 1, 2020	22,117,301	$22,117	$83,856,308	$(50,878)	$(1,266,729)	$82,560,818

Offering costs-ATM			(58,353)			(58,353)

Stock based compensation			4,107			4,107

Unrealized loss on investment securities				(135,382)		(135,382)

Dividends paid					(2,654,076)	(2,654,076)

Net income for the period ended March 31, 2020					2,238,614	2,238,614
Balance, March 31, 2020	22,117,301	$22,117	$83,802,062	$(186,260)	$(1,682,191)	$81,955,728

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,183,101	$2,238,614
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	244,105	116,764
Write off of deferred financing costs	72,806	—
Depreciation expense	19,602	16,283
Stock based compensation	4,107	4,107
Impairment loss	25,000	250,000
Loss on sale of real estate	2,134	4,460
Loss (gain) on sale of investment securities	129,440	(446,083)
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(62,544)	(200,167)
Other receivables	(345,905)	25,000
Due from borrowers	(499,376)	(778,324)
Prepaid expenses	(102,175)	(8,555)
Deposits on property and equipment	—	36,680
(Decrease) increase in:
Accrued interest	(3,344)	(18)
Accounts payable and accrued expenses	163,661	8,136
Deferred revenue	84,984	75,005
Advances from borrowers	873,460	385,479
Total adjustments	605,955	(511,233)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,789,056	1,727,381

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(22,755,450)	(17,417,059)
Proceeds from the sale of investment securities	23,606,780	17,428,603
Purchase of interest in investment partnership	(1,843,398)	—
Proceeds from sale of real estate owned	370,792	1,090,236
Acquisitions of and improvements to real estate owned	(160,361)	(377,289)
Purchase of property and equipment	(35,867)	(29,757)
Principal disbursements for mortgages receivable	(31,661,577)	(28,675,048)
Principal collections on mortgages receivable	30,506,173	11,758,497
Costs in connection with investment activities	(98,210)	—
NET CASH USED FOR INVESTING ACTIVITIES	(2,071,118)	(16,221,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	105,340	—
Repayment of mortgage payable	(767,508)	(4,118)
Principal payments on notes payable	(5,632)	(4,932)
Dividends paid	(2,654,977)	(2,654,076)
Costs in connection with issuance of common stock - ATM	(2,730)	(58,353)
Proceeds from issuance of common stock - ATM	1,545,195	—
NET CASH USED FOR FINANCING ACTIVITIES	(1,780,312)	(2,721,479)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,062,374)	(17,215,915)

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	19,408,028	18,841,937

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,345,654	$1,626,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$2,445,468	$1,033,189

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

2.    Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

MARCH 31, 2021

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

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company's loans provide for interest to be paid monthly in arrears. The Company does not accrue interest income on mortgages receivable that are more than 90 days past due. Interest income not accrued at March 31, 2021 and collected prior to the issuance of these financial statements is included in March 31, 2021 income.

Origination fee revenue, generally 2%- 5% of the original loan principal amount, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

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

The Company follows the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of March 31, 2021.

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

MARCH 31, 2021

3. Fair Value Measurement

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$3,963,599	$—	$—	$3,963,599
Mutual Funds	32,341,840	—	—	32,341,840
Total Investments	$36,305,439	—	—	$36,305,439
Real Estate Owned			$8,624,044	$8,624,044

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

4.    Mortgages Receivable

Mortgages Receivable

The Company offers short-term secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The loans are secured by first mortgage liens on one or more properties owned by the borrower or related parties. In addition, each loan is personally guaranteed by the borrower or its principals, which guarantees may be collaterally secured as well. The loans are for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the quarters ended March 31, 2021 and 2020, the aggregate amounts of loans funded by the Company were $31,661,577 and $28,675,048, respectively, offset by principal repayments of $30,506,173 and $11,758,497, respectively.

At March 31, 2021, the Company’s portfolio included loans with outstanding principal balances up to approximately $10.8 million, with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.

At March 31, 2021, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company will extend the term of a loan if, at the time of the extension, the loan and the borrower satisfy the Company’s underwriting requirements at the time of the extension. The Company treats a loan extension as a new loan.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

Credit Risk

Credit risk profile based on loan activity as of March 31, 2021 and December 31, 2020:

					Total
					Outstanding
Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Mortgages
March 31, 2021	$100,858,097	$41,464,982	$7,085,462	$7,363,163	$156,771,704
December 31, 2020	$112,240,129	$33,548,683	$6,111,670	$3,715,818	$155,616,300

The following are the maturities of mortgages receivable as of March 31:

2021	$84,701,867
2022	60,916,192
2023	10,885,121
2024 and thereafter	268,524
$156,771,704

At March 31, 2021, of the 479 mortgage loans in the Company’s portfolio, 12 were the subject of foreclosure proceedings. The aggregate outstanding balances due on these loans as of March 31, 2021, including unpaid principal, accrued but unpaid interest and borrower fees, was approximately $2.6 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the total amount due.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of March 31, 2021, and December 31, 2020, real estate owned totaled $8,624,044 and $8,861,609, respectively, with no valuation allowance. As of March 31, 2021, real estate owned included $1,381,687 of real estate held for rental and $7,242,357 of real estate held for sale. In the first quarter of 2021, the Company recorded an impairment loss of $25,000 compared to an impairment loss of $250,000 in the first quarter of 2020.

Properties Held for Sale

On January 15, 2021, the Company sold a property classified as real estate held for sale, receiving approximately $371,000 in gross proceeds. The Company recognized a loss of $2,134 on the sale.

6.     Notes Payable and Line of Credit

At March 31, 2021, the Company had an aggregate of $109,884,797 of unsecured, unsubordinated notes payable outstanding, net of $4,641,953 of deferred financing costs (collectively, the “Notes”). The Notes are divided into three series:

(i)	Notes having an aggregate principal amount of $23,663,000 bearing interest at 7.125% per annum and maturing June 30, 2024 (“the June 2024 Notes”);
(ii)	Notes having an aggregate principal amount of $34,500,000 bearing interest at 6.875% per annum and maturing December 30, 2024 (the “December 2024 Notes”); and
(iii)	Notes having an aggregate principal amount of $56,363,750 bearing interest at 7.75% per annum and maturing December 30, 2024 (the “2025 Notes”).

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB”, “SACC” and “SCCC”, respectively. All the notes were issued at par except for the last tranche of the 2025 Notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. The June 2024 Notes will be callable any time after June 30, 2021, the December 2024 Notes will be callable at any time after November 7, 2021 and the 2025 Notes will be callable at any time after September 4, 2022.

Wells Fargo Margin Line of Credit

At March 31, 2021, the Company had a total outstanding balance of $28,160,988 under the margin loan account from Wells Fargo, which is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (1.5% at March 31, 2021).

7.    Other income

For the three months ended March 31, 2021 and 2020, other income consists of the following:

	2021	2020
Income on borrower charges	$108,740	$86,449
Lender, modification and extension fees	281,894	132,274
In-house legal fees	57,300	51,150
Other income	8,875	14,401
Total	$456,809	$284,274

8.    Commitments and Contingencies

Origination Fees

Loan origination fees consist of points, generally 2%-5% of the original loan principal. These payments are amortized over the life of the loan for financial statement purposes.

Original maturities of deferred revenue are as follows as of:

March 31,
2021	$1,646,088
2022	511,441
2023	14,461
2024	12,325
Total	$2,184,315

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

Unfunded Commitments

At March 31, 2021, the Company had future funding obligations totaling $23,489,412, which can be drawn by the borrowers when the conditions relating thereto have been satisfied.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, usually because the owner failed to pay property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At March 31, 2021, there were five such properties, representing approximately $453,000 in mortgages receivable.

9.    Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of March 31, 2021, and 2020, loans to known shareholders totaled $10,589,641 and $5,922,692, respectively, and interest income earned on these loans totaled $231,609 and $180,107, respectively.

For the three-month periods ended March 31, 2021 and 2020, the wife of the Company’s chief executive officer was paid $28,206 and $25,000, respectively, for accounting and financial reporting services provided to the Company.

10.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and mortgage loans.

The Company maintains its cash and cash equivalents with various financial institutions. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

The Company makes loans that are secured by first mortgage liens on real property located primarily (approximately 75.3%) in Connecticut. This concentration of credit risk may be affected by changes in economic or other conditions of the geographic area.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable.

11.  Equity Offerings

During the three-month period ended March 31, 2021, the Company sold 303,407 Common Shares in an at-the-market offering. Net proceeds to the Company from the sale of these shares were $1,542,465.

12.   Partnership Investment

On February 22, 2021, the Company committed to $3 million in an investment partnership, or approximately a 7.6% ownership interest in the partnership as of the commitment date. The partnership is a commercial real estate finance company with a focus on providing debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. As of March 31, 2021, the Company’s outstanding investment totaled approximately $1.8 million. The Company’s withdrawal from the partnership may only be granted by the manager. As of March 31, 2021, the Company earned approximately $17,000 on the investment. The Company uses the cost method of accounting to account for this investment.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

13.  Subsequent Events

On April 9, 2021, the Company filed a Prospectus Supplement to its Form S-3 Registration Statement (File No. 333-236097) covering the sale of up to $43,636,250 of its Common Shares in an at-the-market offering. In connection therewith, the Company also entered into an At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc. and Janney Montgomery Scott LLC to act as its sales agents in connection with sales of Common Shares pursuant to that Prospectus Supplement.

During the period from April 1, 2021 to May 4, 2021, the Company sold 2,045,336 Common Shares in two at the market offerings realizing net proceeds of $10,535,405.

In April 2021, the Compensation Committee of the Board of Directors of the Company (the “Committee”) approved the following 2021 compensation packages for its Chief Executive Officer, John L. Villano, and Chief Operating Officer, Peter J. Cuozzo:

With respect to Mr. Villano:

●	A base salary of $500,000 (compared to $360,000 in 2020);
●	A “targeted” annual bonus of $250,000, the exact amount to be determined by the Committee in its sole discretion, and payable on or before March 31, 2022;
●	A time-based equity award of $500,000 payable in restricted Common Shares; and
●	A one-time cash bonus of $250,000, of which $125,000 is immediately payable and $62,500 is payable on each of July 1 and October 1, 2021, subject to Mr. Villano’s continued employment by the Company.

With respect to Mr. Cuozzo:

●	A base salary of $250,000 (same as 2020);
●	A cash bonus of $25,000, payable immediately in one lump sum; and
●	A time-based equity award of $25,000 payable in restricted Common Shares.

The Company issued (i) 89,928 restricted Common Shares to Mr. Villano based on the closing price of $5.56 per share on April 8, 2021 (the grant date) and (ii) 4,753 restricted Common Shares to Mr. Cuozzo based on the closing price of $5.26 per share on April 12, 2021 (the grant date). The shares were issued pursuant to the Company’s 2016 Equity Compensation Plan and are subject to restrictions on transfer and forfeiture of any unvested shares in the event of a voluntary resignation as an employee of the Company without “Good Reason” or of a termination of employment with the Company for “Cause,” as such terms are defined in their respective employment agreements with the Company. The restrictions on transfer and the forfeiture provisions will lapse with respect to one-third of the shares on each of January 1, 2022, 2023 and 2024. Each of Messrs. Villano and Cuozzo has the right to vote and receive dividends with respect to all the shares granted to him.

On April 30, 2021, the Company sold a property classified as real estate held for sale at March 31, 2021. Net proceeds from the sale were $280,449. No loss will be recognized on this sale.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021

14.  COVID-19

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide and has materially and adversely affected many businesses. In response to the onset of the COVID-19 pandemic and the restrictions imposed by various states, including the State of Connecticut, to prevent, or at least reduce the risk of the spread of the virus, at the end of the first quarter of 2020 the Company adopted certain temporary programs, policies and guidelines designed primarily to preserve its liquidity, help its borrowers and protect its employees. In particular, the Company adopted a “forbearance” program to help borrowers that were unable to meet their financial obligations due to COVID-19. In addition, to preserve its capital, the Company imposed a moratorium on funding new loans other than from proceeds generated from pay-offs of existing loans. Finally, the Company imposed stricter lending criteria on new loans. By the beginning of the third quarter of 2020, it appeared that economic conditions had stabilized to the point that the Company was able to cancel the forbearance program, restart its lending operations and return to its normal underwriting criteria.

Over the course of 2020 and into early 2021, the U.S. Congress has authorized over $4.0 trillion of stimulus payments to small businesses and individuals adversely impacted by COVID-19. In addition, the Federal Reserve Board has maintained its accommodative monetary policy. Finally, since December 2020, the U.S. Food and Drug Administration (“FDA”) has issued emergency use authorizations for three COVID-19 vaccines. As of May 6, 2021, approximately 250 million doses of vaccines have been administered in the United States and over 100 million people in the United States are fully vaccinated. As a result, many states have issued new orders relaxing or even eliminating many of the restrictions on social gatherings and businesses that were intended to stem the spread of the virus. The combination of these factors – stimulus, monetary easing and vaccination roll-out, appears to be having a positive impact on general economic conditions. In addition, interest rates remain low and markets are liquid. As a result, real estate values have stabilized and the Company has not experienced any significant increase in defaults.

Notwithstanding the foregoing, there are still concerns regarding mutations of the virus that might not be susceptible to the existing vaccines and there is still a significant portion of the worldwide population, including in the U.S., that is not vaccinated. If continuing concerns relating to the COVID-19 pandemic limit our ability to have meetings with potential borrowers, or our borrower’s ability to source materials and services to complete construction in process, the Company’s business and operations could be adversely impacted. The extent to which COVID-19 impacts the Company’s business and operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the Company’s business, operations and financial condition may be materially adversely affected.

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

Review of First Quarter and Outlook for Balance of Year

Compared to the first quarter of 2020, revenue increased 32.5%, net income decreased 2.5%, and earnings per share remained unchanged. The revenue increase was directly related to the growth in our lending activities. The decrease in net income was generally due to a 70.2% increase in total operating costs and expenses. Interest and amortization of deferred financing costs accounted for 90% of the increase in total operating costs and expenses, which, in turn reflects a 96.9% increase in notes payable ($114.5 million at March 31, 2021 and $58.2 million at March 31, 2020. However, cash and cash equivalents and investment securities at March 31, 2021 were $54.7 million compared to $17.9 million at March 31, 2020. In addition, we had $30.5 million in loan repayments (compared to $55 million for all of 2020) versus $31.7 million of new funding. Both the loan repayments and new funding amounts were the highest for any quarter since our IPO. As a result, our mortgage loan portfolio only increased $1 million from December 31, 2020. In other words, the velocity of loan repayments and reinvesting those proceeds did not allow us to put our working capital to work efficiently. Our biggest challenge for the remainder of the year is to put our working capital to work and reduce our interest expense.

Our primary business objective remains constant: to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive operational excellence, we have embarked on a broad change management initiative to review, assess, and upgrade – or transform if necessary – our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our intimate knowledge of the Connecticut real estate market, which is our largest market, our expertise in ‘‘hard money’’ lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

Our strategy to achieve this objective also includes the following:

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;
●	take advantage of the prevailing economic environment and current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;
●	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle; and
●	operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

In terms of our outlook for 2021, the biggest challenge remains the unknown impact of COVID-19 and future actions that may be taken to contain the spread of COVID-19. Keeping our workforce healthy and safe is our number one priority and we are following the updated guidelines and recommendations issued by the State of Connecticut on March 19, 2021. We continue to encourage employees to stay home when sick and encourage working from home when possible. In the event of a positive COVID-19 case, Sachem employees inform management and follow state testing and contact tracing protocols. At Sachem, we have not been immune to the virus striking our employees and their family members. Fortunately, none of these occurrences has been life-threatening in any way. However, to mitigate the risk of office closure and to ensure business continuity, our employees are equipped so they can seamlessly work remotely, away from the Sachem corporate office. This remote work set-up has proven to be effective since, at times during the pandemic, employees had to self-isolate based on their own health condition or that of an immediate family member. While loan processing and funding may have been marginally delayed, there was no impact to the service levels we provided our borrowers.

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

In summary, the consequences may include one or more of the following:

●	increase the amount of time necessary to review loan applications, structure loans and fund loans;
●	adversely impact the ability of borrowers to remain current on their obligations;
●	reduce the rate of prepayments;
●	delay the completion of renovation projects in-process;
●	inhibit the ability of borrowers to sell their properties to repay their obligation to us; and
●	delay foreclosure or other judicial proceedings necessary to enforce our rights.

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

Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers. As borrowers have more choices, they are demanding better terms. For the quarter ended March 31, 2021, the yield on our portfolio was 11.73% compared to 12.16% for the quarter ended March 31, 2020. We expect further rate compression in 2021.

Property value fluctuations. We remain aware of property value market cycles and utilize a dashboard of indicators to track property value trends. If we see a decline in property values, our response to this development would be to adhere to our strict loan-to-value ratio, limit the term of our loans to not more than one year, and aggressively enforce our rights when loans go into default. We intend to be well-capitalized and well-positioned to be opportunistic through negative cycles as we did in the first quarter of 2020. By judiciously relying on our dashboard of leading indicators and continuing to make decisions in a sound and proper manner, we see no reason to expect any negative outcome regarding our business operations and growth. Some of our indicators within our dashboard are interest rate changes impacting mortgage rates, days-on-market, pending sales, NAHB’s Housing Market Index, and the Senior Loan Officer Opinion Survey, among others.

Increased operating expenses. We expect operating expenses to be higher in 2021 than they were in 2020. Specifically, we expect an increase in interest expense due to a higher level of indebtedness. In 2020, we sold approximately $56.1 million of unsecured unsubordinated five-year notes having an interest rate of 7.75%. The full impact of the interest will be felt for the first time in 2021. In addition, we expect our compensation expense to increase as we hired new personnel and increased salaries on account of our growth.

Despite the challenges we faced in 2020, the changing dynamics of the real estate finance marketplace and the impact of COVID-19, we continue to believe in the viability of our business model. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve on our existing underwriting and loan criteria. Specifically, we believe that the following factors will, in fact, help us deal with the uncertainties expected in 2021.

As of March 31, 2021, we had cash and cash equivalents and investment securities balance of approximately $54.7 million, which we will use to increase our mortgage loan portfolio. From January through March 31, 2021, we funded $31.7 million of mortgage loans including loan modifications and construction draws.

Our largest expense item is interest and amortization of deferred financing costs, which has increased significantly as we have increased our indebtedness. At March 31, 2021, our capital structure was 63.0% debt and 37.0% equity. The weighted average interest rate on our $114.5 million of outstanding unsecured unsubordinated five-year notes is 7.36% per annum. On the other hand, the notes provide us with operational flexibility. Other than interest, they do not have any significant costs and expenses, such as legal fees, collateral maintenance fees, unused facility fees, processing fees and the additional personnel costs relating to reporting and compliance. Second, they only have one financial covenant – an asset coverage ratio of 150%. There are no limitations in terms of the size of the mortgage loans we choose to fund, the markets in which we choose to operate and the nature of the collateral. Finally, the notes are unsecured. However, we may obtain a senior credit facility should such a facility be available at terms that are advantageous to our strategy.

We have made the necessary adjustments to our operations to replace our former co-chief executive officer by hiring new employees and re-assigning existing employees to new tasks. We now have a robust executive team that includes our chief executive and chief financial officer, a chief operating officer and a chief investment officer. In addition, we have added junior executives as well in accounting and administration. Although these new hires will result in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.

We have adjusted and refined our business strategy to address changes in the marketplace and our growth to-date. Specifically, we continue to strengthen our geographic footprint beyond Connecticut with particular emphasis on Florida and Texas. We are funding larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and successful. In 2020, we funded loans secured by properties in Arizona, Texas, South Carolina, Florida, Colorado and California. We continue to look for opportunities in new markets that meet our basic underwriting and loan criteria. In addition, we believe the migration to these types of loans will offset any rate compression and help us maintain a low foreclosure rate.

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

Our revenue consists primarily of interest earned on our loan portfolio. As our capital structure has tilted towards more debt over the past 21 months, debt service has become a significant factor in determining our net income. Our capital structure at March 31, 2021 was approximately 63.0% debt vs. 37.0% equity. Most of our debt, approximately $114.5 million, is unsecured unsubordinated 5-year notes. The weighted average interest rate on these notes is 7.36%. In addition, we had a balance of approximately $28.2 million at March 31, 2021 under our margin loan account with Wells Fargo. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate on this loan as of March 31, 2021 was 1.5%.

In addition, our net income for three months ended March 31, 2021 has been adversely impacted by a reduction in the yield on our mortgage loan portfolio as well as $30.5 million of loan payoffs during the period compared to $55 million for all of 2020. In the first quarter of 2021, we realized faster payoff of investment “fix and flip” loans with these projects coming to fruition quicker due to a stronger real estate market and, we believe, our sound underwriting and analysis of each project. According to Realtor.com, nationwide for April 2021, year-over-year, “days on market,” a common real estate market indicator, fell 31%, active listings fell 53% and median list prices increased 17%.  For the Connecticut market over the same period, days on market decreased between 43.1% - 51.5% and median list prices increased 1.7% - 18.3%, depending on the county. Our strategy continues to be to adhere to our current underwriting guidelines, which we believe will allow us to continue to grow our loan portfolio while protecting and preserving capital in a manner that provides attracted risk-adjusted returns to our shareholders.

For the three months ended March 31, 2021 and 2020, the yield on our mortgage loan portfolio was 11.73% and 12.16%, respectively. For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable. We believe the interest rate compression will continue to be a factor in 2021 as we implement our new strategy focusing on larger loans, secured by higher quality properties being developed by more seasoned developers with a history of successful development projects. On the other hand, since the interest rate on our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression if and when interest rates begin to increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

We seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. At March 31, 2021, approximately 82.7% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At March 31, 2021, five of our mortgage loans were the subject of enforcement or collection proceedings. The aggregate amount due on these loans, including principal, unpaid accrued interest and borrower charges, was approximately $496,000, representing approximately 0.3% of our aggregate mortgage loan portfolio. In the case of each of these loans, we have determined the value of the collateral exceeds the aggregate amount due. To date, the aggregate amount of realized losses on our loan portfolio have been de minimis.

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. We do not have a policy limiting the amount of indebtedness that we may incur. Thus, our operating income in the future will depend on how much debt we incur and the spread between our cost of funds and the yield on our loan portfolio. Rising interest rates could have an adverse impact on our business if we cannot increase the rates on our loans to offset the increase in our cost of funds and to satisfy investor demand for yield. In addition, rapidly rising interest rates could have an unsettling effect on real estate values, which could compromise some of our collateral.

We do not have any formal policy limiting the amount of indebtedness we may incur. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At March 31, 2021, debt proceeds represented approximately 63.0% of our total capital. To grow the business and satisfy the requirement to pay out 90% of net profits, during the last two years we increased our level of debt from 41.7% to 63.0% of our total capital. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Our total outstanding indebtedness at March 31, 2021 was approximately $142.7 million, which included a credit line loan of approximately $28.2 million and three series of unsecured, unsubordinated five-year notes having an aggregate original principal amount of approximately $114.5 million (collectively, the “Notes”). The Notes include notes having an aggregate principal amount of approximately $23.7 million bearing interest at the rate of 7.125% per annum and have a maturity date of June 30, 2024 (the “June 2024 Notes”); notes having an aggregate principal amount of $34.5 million bearing interest at the rate of 6.875% per annum and have a maturity date of December 30, 2024 (the “December 2024 Notes”); and notes having an aggregate original principal amount of approximately $56.4 million, bearing interest at the rate of 7.75% per annum and have a maturity date of September 30, 2025 (the “2025 Notes”). All three series of Notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest). Interest on all three series of Notes is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year the Notes are outstanding. During the quarter we paid off a $795,000 mortgage loan that was secured by our office building.

Each series of Notes was issued pursuant to the Indenture, dated June 21, 2019, and a supplement thereto, which provides for the form and terms, including default provisions and cures, applicable to each series. All three series of Notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such notes when due and satisfying any additional conditions required under the Indenture, we will be deemed to have been discharged from our obligations under such notes and (ii) an “Asset Coverage Ratio” requirement pursuant to which we may not pay any dividends or make distributions in excess of 90% of our taxable income, incur any indebtedness or purchase any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of our total assets relative to the aggregate amount of its indebtedness.

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

All three series of Notes trade on the NYSE American. The June 2024 Notes trade under the symbol “SCCB”, the December 2024 Notes trade under the symbol “SACC” and the 2025 Notes trade under the symbol “SCCC”.

We have a margin loan account with Wells Fargo, which is secured by our portfolio of short-term securities and has a balance of approximately $28.2 million at March 31, 2021. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate at March 31, 2021 is 1.5%.

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

Our qualification as a REIT depends on our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of our gross income, the composition and values of our assets, our compliance with the distributions requirements applicable to REITs and the diversity of ownership of our outstanding common shares. We cannot assure you that we will be able to maintain our qualification as a REIT.

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

Total revenue

Total revenue for the three months ended March 31, 2021 was approximately $5.7 million compared to approximately $4.3 million for the three months ended March 31, 2020, an increase of approximately $1.4 million, or 32.5%. The increase in revenue is primarily attributable to an increase in our lending operations. For the 2021 period, interest income was approximately $4.5 million compared to approximately $2.9 million for the 2020 period, representing an increase of approximately $1.6 million or 56.2%. Origination fees were basically unchanged with approximately $517,000 for the 2021 period compared to approximately $511,000 for the 2020 period. Investment income and gains and losses on sale of investment securities were approximately $113,000 for the 2021 period compared to approximately $544,000 for the 2020 period, a decrease of approximately $431,000 or 79%. Other income was approximately $457,000 for the 2021 period compared to approximately $284,000 for the 2020 period, an increase of approximately $173,000 or 60.7%.

Operating costs and expenses

Total operating costs and expenses for three months ended March 31, 2021 were approximately $3.5 million compared to approximately $2.1 million for the three months ended March 31, 2020, an increase of approximately 70.2%. The increase in operating costs and expenses is primarily attributable to the increase in our unsecured bond debt while growing our lending operations and for the reasons discussed hereinabove. In the 2021 period, interest and amortization of deferred financing costs was approximately $2.5 million compared to approximately $1.1 million in the same 2020 period, an increase of $1.4 million or 114.3%. The balance of the increase in operating expenses was attributable to (i) professional fees, which increased approximately $100,000, (ii) compensation, fees and taxes which increased approximately $248,000, and (iii) general and administrative expenses which increased approximately $19,000, offset in part by a reduction in impairment loss of $225,000. In November 2019 one of our co-chief executive officers and our director of marketing resigned, which reduced our compensation expense in the first quarter of 2020. In the second half of 2020, we hired a chief operating officer and junior executives in accounting and administration, which resulted in increased compensation in the first quarter of 2021.

Net Income

Net income for the three months ended March 31, 2021 was approximately $2.2 million, or $0.10 per share, compared to $2.2 million, or $0.10 per share for the three months ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2021, cash and cash equivalents and investment securities totaled approximately $54.7 million compared to $56.7 million at December 31, 2020. This decrease was reflected by a corresponding increase in mortgages receivable of $1.2 million.

Total assets at March 31, 2021 were approximately $228.4 million compared to approximately $226.7 million at December 31, 2020, an increase of approximately $1.8 million, or less than 1%. The increase was due primarily to the increase of our mortgage loan portfolio of approximately $1.2 million, an increase in investment in partnership of approximately $1.8 million, an increase in due from borrowers of approximately $499,000, an increase in other receivables of approximately $346,000, an increase in prepaid expenses and deposits of approximately $200,000 and an increase in interest and fees receivable of approximately $63,000, offset in part by a decrease in cash and cash equivalents and investment securities of approximately $2.1 million, a decrease in real estate owned of approximately $237,000 and a decrease in deferred financing costs of approximately $73,000.

Total liabilities at March 31, 2021 were approximately $143.8 million compared to approximately $145.8 million at December 31, 2020, a decrease of approximately $2.0 million, or approximately 1.3%. This decrease is principally due to a decrease in dividends payable of $2.7 million and the mortgage payable of $768,000, offset by increases in advances from borrowers of $873,000, increases in accounts payable and accrued expenses of $164,000 and deferred revenue of approximately $85,000.

Total shareholders’ equity at March 31, 2021 was approximately $84.6 million compared to approximately $81.0 million at December 31, 2020, an increase of approximately $3.7 million. This increase was due primarily to net proceeds of $1.5 million from the sale of stock and our net income of approximately $2.2 million.

Net cash provided by operating activities for the three months ended March 31, 2021 was approximately $2.8 million compared to approximately $1.7 million for same 2020 period. For the 2021 period net cash provided by operating activities consisted primarily of net income of $2.2 million, amortization of deferred financing costs and original issue of $244,000, a loss on the sale of investment securities of $129,000, and increases in accounts payable and accrued expenses of $164,000, deferred revenue of $85,000 and advances from borrowers of $873,000, offset by an increase in interest and fees receivable of $63,000, other receivables of $346,000, due from borrowers of $499,000 and prepaid expenses of $102,000. For the 2020 period net cash from operating activities consisted primarily of net income of $2.2 million, an impairment loss of $250,000, depreciation and amortization of deferred financing cost of $133,000, decreases in other receivables of $25,000 and deposits of $37,000 and increases in deferred revenue of $75,000 and advances from borrowers of $385,000, offset by the realized gain on investment securities of $446,000, increases in interest and fees receivable of $200,000 and due from borrowers of $778,000.

Net cash used for investing activities for the three months ended March 31, 2021 was approximately $2.1 million compared to approximately $16.2 million for the comparable 2020 period. For the 2021 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $31.7 million, purchase of an interest in investment partnership of $1.8 million, purchase of investment securities of $22.8, acquisitions of and improvements to real estate owned of $160,000, purchase of property and equipment of $36,000 and costs in connections with investment activities of $98,000, offset by principal collections on mortgages receivable of $30.5 million and proceeds from the sale of investment securities of $23.6 million and proceeds from the sale of real estate owned of $371,000. For the 2020 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $28.7 million, purchase of investment securities of approximately $17.4 million and acquisitions and improvements of real estate owned of approximately $377,000, offset by mortgage loan pay-offs of approximately $11.8 million, proceeds from the sale of investments securities of $17.4 million and proceeds from sale of real estate owned of approximately $1.1 million.

Net cash used for financing activities for the three months ended March 31, 2021 was approximately $1.8 million compared to approximately $2.7 million of cash used for the comparable 2020 period. Net cash used for financing activities for the 2021 period consists principally of dividends paid of $2.7 million and repayment of mortgage payable of $768,000, offset by proceeds from the sale of common shares of $1.5 million and proceeds from our line of credit of $105,000. Net cash used for financing activities for the 2020 period consists principally of dividends paid of approximately $2.7 million and financing costs incurred of approximately $58,000.

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

Subsequent Events

On April 9, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with the Ladenburg Thalmann & Co. Inc. and Janney Montgomery Scott LLC, as distribution agents (collectively, the “Agents”), to sell up to $46,636,250 of our common shares from time to time, through an “at-the-market” equity offering program. The offer and sale of the shares will be made pursuant to a prospectus supplement, dated April 9, 2021 (the “Prospectus Supplement”), to our Registration Statement on Form S-3 (File No. 333-236097) (the “Registration Statement”) declared effective by the Securities and Exchange Commission (the “SEC”) on February 5, 2020.

During the period from April 1, 2021 to May 4, 2021, we sold an aggregate of an additional 2,045,336 of our common shares and realized aggregate net proceeds of approximately $10,535,405, some of which were sold under the Sales Agreement and some which were sold under a similar agreement with the Agents that was signed in October 2019.

In April 2021, our Compensation Committee (the “Committee”) approved the following 2021 compensation packages for our Chief Executive Officer, John L. Villano, and Chief Operating Officer, Peter J. Cuozzo:

With respect to Mr. Villano:

●	A base salary of $500,000 (compared to $360,000 in 2020);
●	A “targeted” annual bonus of $250,000, the exact amount to be determined by the Committee in its sole discretion, and payable on or before March 31, 2022;
●	A time-based equity award of $500,000 payable in restricted common shares; and
●	A one-time cash bonus of $250,000, of which $125,000 is immediately payable and $62,500 is payable on each of July 1 and October 1, 2021, subject to Mr. Villano’s continued employment by the Company.

With respect to Mr. Cuozzo:

●	A base salary of $250,000 (same as 2020);
●	A cash bonus of $25,000, payable immediately in one lump sum; and
●	A time-based equity award of $25,000 payable in restricted common shares.

We issued (i) 89,928 restricted common shares to Mr. Villano based on the closing price of $5.56 per common share on April 8, 2021 (the grant date) and (ii) 4,753 restricted common shares to Mr. Cuozzo based on the closing price of $5.26 per common share on April 12, 2021 (the grant date). The shares were issued pursuant to our 2016 Equity Compensation Plan and are subject to restrictions on transfer and forfeiture of any unvested shares in the event of a voluntary resignation as our employee without “Good Reason” or of a termination of employment with us for “Cause,” as such terms are defined in their respective employment agreements. The restrictions on transfer and the forfeiture provisions will lapse with respect to one-third of the shares on each of January 1, 2022, 2023 and 2024. Each of Messrs. Villano and Cuozzo has the right to vote and receive dividends with respect to all the shares granted to him.

On April 30, 2021, we sold a property classified as real estate held for sale at March 31, 2021, receiving $280,449 in net proceeds. No loss will be recognized on this sale.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of March 31, 2021, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Operating lease obligation	$8,031	$2,888	$5,143	$—	$—
Unfunded loan commitments	23,489,412	23,489,412	—	—	—
Total contractual obligations	$23,497,443	$23,492,300	$5,143	$—	$—

Critical Accounting Policies and Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer (the same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer (same person) concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Form of Representative’s Warrants issued on February 9, 2017 in connection with the initial public offering (1)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
4.3	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.4	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.5	Form of 7.125% Notes due 2024 (5)
4.6	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (2)
4.8	Form of 6.875% Notes due 2024 (7)
4.9	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (9)
4.10	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.9 above)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
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

10.8**	Employment Agreement, dated as of July 1, 2020, by and between Peter J. Cuozzo and Sachem Capital Corp. (8)
10.9**

Final Form of the Restrictive Stock Grant Agreement dated April 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of John L., Villano and Peter J. Cuozzo. (10)

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on July 8, 2020 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: May 14, 2021	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer))