Form 10-Q
period 2021-06-30
Sachem Capital Corp.
filed 2021-08-16
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒     Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐     Yes    ☒     No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC
7.125% Notes due 2024	SCCB	NYSE American LLC
6.875% Notes due 2024	SACC	NYSE American LLC
7.75% Notes due 2025	SCCC	NYSE American LLC
7.75% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	SACHPRA	NYSE American LLC

As of August 13, 2021, the Issuer had a total of 28,315,930 common shares, $0.001 par value per share, outstanding.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Assets:
Cash and cash equivalents	$62,225,813	$19,408,028
Investment securities	44,502,267	37,293,703
Investment in partnership	1,843,398	—
Mortgages receivable	172,793,975	155,616,300
Interest and fees receivable	2,017,996	1,820,067
Other receivables	131,175	67,307
Due from borrowers	2,306,346	2,025,663
Prepaid expenses	153,732	71,313
Property and equipment, net	2,168,988	1,433,388
Real estate owned	7,892,845	8,861,609
Other deposits	192,646	—
Deferred financing costs	88,212	72,806
Total assets	$296,317,393	$226,670,184

Liabilities and Shareholders' Equity
Liabilities:
Notes payable (net of deferred financing costs of $4,383,186 and $4,866,058)	$110,143,564	$109,640,692
Mortgage payable	—	767,508
Line of credit	34,276,418	28,055,648
Accrued dividends payable	—	2,654,977
Accounts payable and accrued expenses	315,708	372,662
Other loans	—	257,845
Security deposits held	13,416	13,416
Advances from borrowers	2,987,231	1,830,539
Deferred revenue	2,230,435	2,099,331
Notes payable	42,918	54,682
Accrued interest	18,299	3,344
Total liabilities	150,027,989	145,750,644

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 1,700,000 shares of Series A Preferred Stock issued and outstanding	1,700	—
Common stock - $.001 par value; 100,000,000 shares authorized; 26,733,213 and 22,124,801 issued and outstanding	26,733	22,125
Paid-in capital	147,362,456	83,814,376
Accumulated other comprehensive loss	(137,802)	(25,992)
Accumulated deficit	(963,683)	(2,890,969)
Total shareholders' equity	146,289,404	80,919,540
Total liabilities and shareholders' equity	$296,317,393	$226,670,184

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Interest income from loans	$4,682,295	$3,265,677	$9,213,528	$6,167,083
Investment income	180,120	33,162	422,811	130,678
Income from partnership investment	36,868	—	54,241	—
Gain (loss) on sale of investment securities	85,471	(8,925)	(43,968)	437,159
Origination fees	831,893	647,499	1,349,321	1,158,555
Late and other fees	61,970	21,099	97,899	35,880
Processing fees	43,410	39,665	79,385	86,123
Rental income (loss), net	(9,398)	29,456	(5,214)	40,184
Debt forgiveness	257,845	—	257,845	—
Other income	543,421	283,009	1,000,230	567,283
Total revenue	6,713,895	4,310,642	12,426,078	8,622,945

Operating costs and expenses:
Interest and amortization of deferred financing costs	2,505,234	1,152,302	4,969,989	2,302,255
Professional fees	251,170	110,104	482,928	242,413
Compensation, fees and taxes	812,143	388,075	1,404,230	732,569
Exchange fees	12,465	—	24,795	7,272
Other expenses and taxes	23,506	6,534	45,314	35,238
Depreciation	21,263	14,688	40,865	30,971
General and administrative expenses	248,308	127,460	407,916	267,674
Loss on sale of real estate	14,962	—	17,096	4,460
Impairment loss	294,000	245,000	319,000	495,000
Total operating costs and expenses	4,183,051	2,044,163	7,712,133	4,117,852
Net income	2,530,844	2,266,479	4,713,945	4,505,093

Other comprehensive (loss) gain
Unrealized (loss) gain on investment securities	(104,316)	221,449	(111,810)	86,067
Comprehensive income	$2,426,528	$2,487,928	$4,602,135	$4,591,160
Basic and diluted net income per common share outstanding:
Basic	$0.10	$0.10	$0.20	$0.20
Diluted	$0.10	$0.10	$0.20	$0.20
Weighted average number of common shares outstanding:
Basic	24,851,010	22,117,301	23,503,679	22,117,301
Diluted	24,857,897	22,117,301	23,507,685	22,117,301

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, April 1, 2021	—	$—	22,428,208	$22,428	$85,360,645	$(33,486)	$(707,868)	$84,641,719

Issuance of Series A Preferred Stock, net of expenses	1,700,000	1,700			40,611,426			40,613,126

Issuance of common shares, net of expenses			4,210,324	4,211	21,332,173			21,336,384

Stock based compensation			94,681	94	58,212			58,306

Unrealized loss on marketable securities						(104,316)		(104,316)

Dividends paid							(2,786,659)	(2,786,659)

Net income for the period ended June 30, 2021							2,530,844	2,530,844
Balance, June 30, 2021	1,700,000	$1,700	26,733,213	$26,733	$147,362,456	$(137,802)	$(963,683)	$146,289,404

FOR THE THREE MONTHS ENDED JUNE 30, 2020

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit) Retained Earnings	Totals
Beginning balance, April 1, 2020	—	$—	22,117,301	$22,117	$83,802,062	$(186,260)	$(1,682,191)	$81,955,728

Stock based compensation					4,107			4,107

Unrealized loss on marketable securities						221,449		221,449

Net income for the period ended June 30, 2020							2,266,479	2,266,479
Balance, June 30, 2020	—	$—	22,117,301	$22,117	$83,806,169	$35,189	$584,288	$84,447,763

The accompanying notes are an integral part of these financial statements.

FOR THE SIX MONTHS ENDED JUNE 30, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, January 1, 2021	—	$—	22,124,801	$22,125	$83,814,376	$(25,992)	$(2,890,969)	$80,919,540

Issuance of Series A Preferred Stock, net of expenses	1,700,000	1,700			40,611,426			40,613,126

Issuance of common shares, net of expenses			4,513,731	4,514	22,874,335			22,878,849

Stock based compensation			94,681	94	62,319			62,413

Unrealized loss on marketable securities						(111,810)		(111,810)

Dividends paid							(2,786,659)	(2,786,659)

Net income for the period ended June 30, 2021							4,713,945	4,713,945
Balance, June 30, 2021	1,700,000	$1,700	26,733,213	$26,733	$147,362,456	$(137,802)	$(963,683)	$146,289,404

FOR THE SIX MONTHS ENDED JUNE 30, 2020

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit) Retained Earnings	Totals
Beginning balance, January 1, 2020	—	$—	22,117,301	$22,117	$83,856,308	$(50,878)	$(1,266,729)	$82,560,818

Issuance of common shares, net of expenses					(58,353)			(58,353)

Stock based compensation					8,214			8,214

Unrealized loss on marketable securities						86,067		86,067

Dividends paid							(2,654,076)	(2,654,076)

Net income for the period ended June 30, 2020							4,505,093	4,505,093
Balance, June 30, 2020	—	$—	22,117,301	$22,117	$83,806,169	$35,189	$584,288	$84,447,763

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,713,945	$4,505,093
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	502,872	235,913
Write-off of deferred financing costs	72,806	—
Depreciation expense	40,865	30,971
Stock based compensation	62,319	8,214
Impairment loss	319,000	495,000
Loss on sale of real estate	17,096	4,460
Loss (gain) on sale of marketable securities	43,968	(437,159)
Debt forgiveness	(257,845)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(197,929)	(186,094)
Other receivables	(63,868)	25,000
Due from borrowers	(280,683)	(597,776)
Prepaid expenses	(82,419)	(48,441)
Deposits on property and equipment	—	71,680
(Decrease) increase in:
Accrued interest	14,955	(144)
Accounts payable and accrued expenses	(56,954)	51,836
Deferred revenue	131,104	(346,855)
Advances from borrowers	1,156,692	163,933
Total adjustments	1,421,979	(529,462)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,135,924	3,975,631

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(85,471,393)	(17,428,603)
Proceeds from the sale of investment securities	78,107,144	17,940,198
Purchase of interest in investment partnership	(1,843,398)	—
Proceeds from sale of real estate owned	919,014	1,762,775
Acquisitions of and improvements to real estate owned	(286,346)	(1,027,533)
Purchase of property and equipment	(776,465)	(62,567)
Security deposits held	—	5,616
Principal disbursements for mortgages receivable	(75,190,172)	(42,303,747)
Principal collections on mortgages receivable	58,012,498	25,417,062
Costs in connection with investment activities	(192,646)	—
NET CASH USED FOR INVESTING ACTIVITIES	(26,721,764)	(15,696,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	6,220,770	—
Repayment of mortgage payable	(767,508)	(8,181)
Principal payments on notes payable	(11,764)	(10,031)
Dividends paid	(5,441,636)	(2,654,076)
Financings costs incurred	(88,212)	(58,353)
Proceeds from other loans	—	257,845
Proceeds from issuance of common shares, net of expenses	22,878,849	—
Proceeds from issuance of Series A Preferred Stock, net of expenses	40,613,126	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	63,403,625	(2,472,796)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	42,817,785	(14,193,964)

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	19,408,028	18,841,937

CASH AND CASH EQUIVALENTS - END OF PERIOD	$62,225,813	$4,647,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$4,479,800	$2,066,341

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

Allowance for Loan Loss

The Company reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy and the loan-to-value (LTV) ratio. Based on the analysis, management determines if any provisions for impairment of loans should be made and whether any loan loss reserves are required.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

Deferred Financing Costs

Costs incurred by the Company in connection with public offerings of its unsecured, unsubordinated notes, described in Note 6 - Notes Payable -- are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company's loans provide for interest to be paid monthly in arrears. The Company does not accrue interest income on mortgages receivable that are more than 90 days past due. Interest income not accrued at June 30, 2021 and collected prior to the issuance of these financial statements is included in June 30, 2021 income.

Origination fee revenue, generally 2%- 5% of the original loan principal amount, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company follows the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of June 30, 2021.

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

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$3,145,774	$—	$—	$3,145,774
Fixed and Preferred Securities	41,314,792	—	—	41,314,792
Mutual Funds	41,701	—	—	41,701
Total Investments	$44,502,267	—	—	$44,502,267
Real Estate Owned			$7,892,845	$7,892,845

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

Following is a description of the methodologies used for assets measured at fair value:

Stocks and ETFs: Valued at the closing price reported in the active market in which the individual securities are traded.

Fixed and Preferred Securities: Valued at the closing price reported in the active market on which such securities are traded.

Mutual funds: Valued at the daily closing price reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the U.S. Securities and Exchange Commission (SEC). These funds are required to publish their daily net asset values and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

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

For the six-month periods ended June 30, 2021 and 2020, the aggregate amounts of loans funded by the Company were $75,190,172 and $42,303,747, respectively, offset by principal repayments of $58,012,498 and $25,417,062, respectively.

At June 30, 2021, the Company’s portfolio included loans with outstanding principal balances up to approximately $9.8 million, with stated interest rates ranging from 5.0% to 13.0% and a default interest rate for non-payment of 18%.

At June 30, 2021, no single borrower had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company will extend the term of a loan if, at the time of the extension, the loan and the borrower satisfy the Company’s underwriting requirements at the time of the extension. The Company treats a loan extension as a new loan.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2021 and December 31, 2020:

					Total
					Outstanding
Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Mortgages
June 30, 2021	$104,918,519	$46,809,361	$11,900,941	$9,165,154	$172,793,975
December 31, 2020	$112,240,129	$33,548,683	$6,111,670	$3,715,818	$155,616,300

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

The following are the maturities of mortgages receivable as of June 30:

2021	$67,900,778
2022	92,695,010
2023	11,787,347
2024 and thereafter	410,840
$172,793,975

At June 30, 2021, of the 477 mortgage loans in the Company’s portfolio, 12 were the subject of foreclosure proceedings. The aggregate outstanding balances due on these loans as of June 30, 2021, including unpaid principal, accrued but unpaid interest and borrower fees, was approximately $2.63 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the total amount due.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of June 30, 2021, and December 31, 2020, real estate owned totaled $7,892,845 and $8,861,609, respectively, with no valuation allowance. As of June 30, 2021, real estate owned included $986,975 of real estate held for rental and $6,905,870 of real estate held for sale. In the first six-months of 2021, the Company recorded an impairment loss of $319,000 compared to an impairment loss of $495,000 in the first six-months of 2020. For the three-months ended June 30, 2021 and 2020, the impairment loss was $294,000 and $245,000, respectively.

Properties Held for Sale

On April 30, 2021, the Company sold a property classified as real estate held for sale, receiving approximately $280,000 in gross proceeds. A loss of $14,962 was recognized on the sale.

6.     Notes Payable and Line of Credit

At June 30, 2021, the Company had an aggregate of $110,143,564 of unsecured, unsubordinated notes payable outstanding, net of $4,383,186 of deferred financing costs (collectively, the “Notes”). The Notes are divided into three series:

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbol “SCCB”, “SACC” and “SCCC”, respectively. All the notes were issued at par except for the last tranche of the 2025 Notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. The June 2024 Notes are currently callable, the December 2024 Notes will be callable at any time after November 7, 2021 and the 2025 Notes will be callable at any time after September 4, 2022.

Wells Fargo Margin Line of Credit

At June 30, 2021, the Company had a total outstanding balance of $34,276,418 under the margin loan account from Wells Fargo, which is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (1.5% at June 30, 2021).

7.    Other income

For the three and six-month periods ended June 30, 2021 and 2020, other income consists of the following:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2021	2020	2021	2020
Income on borrower charges	$251,387	$72,083	$335,878	$158,532
Lender, modification and extension fees	234,163	145,529	540,305	277,803
In-house legal fees	54,500	51,200	111,800	102,350
Other income	3,371	14,197	12,247	28,598
Total	$543,421	$283,009	$1,000,230	$567,283

8.    Commitments and Contingencies

Origination Fees

Loan origination fees consist of points, generally 2%-5% of the original loan principal. These payments are amortized over the life of the loan for financial statement purposes.

Original maturities of deferred revenue are as follows as of:

June 30,
2021	$1,349,433
2022	853,530
2023	27,069
2024	403
Total	$2,230,435

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

Unfunded Commitments

Most loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At June 30, 2021, the Company’s mortgage loan portfolio included 130 loans with future funding obligations, in the aggregate principal amount of $31,845,533. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, usually because the owner failed to pay property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At June 30, 2021, there were 7 such properties, representing approximately $834,000 in mortgages receivable.

9.    Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of June 30, 2021, and 2020, loans to known shareholders totaled $10,153,291 and $6,141,356, respectively. Interest income earned on these loans for the six months ended June 30, 2021 and 2020 totaled $416,965 and $344,385, respectively, and for the three months ended June 30, 2021 and 2020 totaled $246,006 and $168,414, respectively.

For the six-month periods ended June 30, 2021 and 2020, the wife of the Company’s chief executive officer was paid $56,385 and $50,000, respectively, for accounting and financial reporting services provided to the Company. For the three months ended June 30, 2021 and 2020, the corresponding amounts were $28,206 and $25,000, respectively.

10.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and mortgage loans.

The Company maintains its cash and cash equivalents with various financial institutions. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

The Company is potentially subject to concentration of credit risk in its investment securities. Currently, all of its investment securities, which include common stocks, preferred stock, corporate bonds and mutual funds, are held at Wells Fargo Advisors. Wells Fargo Advisors is a member of the Securities Investor Protection Corporation (SIPC). SIPC protects clients against the custodial risk of a member investment firm becoming insolvent by replacing missing securities and cash up to $500,000, including up to $250,000 in cash, per client in accordance with SIPC rules.

The Company makes loans that are secured by first mortgage liens on real property located primarily (approximately 66.75%) in Connecticut. This concentration of credit risk may be affected by changes in economic or other conditions of the geographic area.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

11.  Equity Offerings

On April 9, 2021, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $43,636,250 of its common shares in an at-the-market offering.

During the six-month period ended June 30, 2021, the Company sold an aggregate of 4,513,731 common shares and realized net proceeds of $22,878,849.

On June 23, 2021, the Company entered into an underwriting agreement with respect to a firm commitment underwritten public offering of up to 1,955,000 shares (including 255,000 shares to cover overallotments) of the Company’s 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share, equal to the liquidation preference (the “Series A Offering”).

The Series A Offering was made pursuant to a prospectus supplement, dated June 23, 2021, to the Company’s shelf registration statement on Form S-3 declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2021, and the base prospectus included in such registration statement.

On June 29, 2021, the Company consummated the sale of 1,700,000 shares of Series A Preferred Stock for an aggregate purchase price of $42.5 million. Another 203,000 shares were sold on July 2, 2021 after the underwriters exercised their over-allotment option. Total gross proceeds from the offering were $47.6 million and net proceeds from the sale, after paying underwriting discounts and commissions and other offering expenses, were approximately $45.4 million (See Notes 14 and 15.)

12.   Partnership Investment

On February 22, 2021, the Company committed to $3 million in an investment partnership, or approximately a 7.6% ownership interest in the partnership as of the commitment date. The partnership is a commercial real estate finance company with a focus on providing debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. As of June 30, 2021, the Company’s outstanding investment totaled approximately $1.8 million. The Company’s withdrawal from the partnership may only be granted by the manager. As of June 30, 2021, the Company earned approximately $54,000 on the investment. The Company uses the cost method of accounting to account for this investment.

13.  Special Purpose Acquisition Corporation

On March 24, 2021, the Company loaned $25,000 to its wholly-owned subsidiary, Sachem Sponsor LLC. Sachem Sponsor used those funs to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of June 30, 2021, the Company had incurred approximately $190,000 of costs related to the the preparation and filing of the registration statement, including legal fees, accounting fees and filing fees as well organizational costs and an expense advance to the underwriter.

14.  Series A Preferred Stock

On June 25, 2021, the Company filed a Certificate of Amendment with the Department of State of the State of New York to designate 1,955,000 shares of the Company’s authorized preferred shares, par value $0.001 per share, as shares of Series A Preferred Stock with the powers, designations, preferences and other rights as set forth therein (the “Certificate of Amendment”).

The Certificate of Amendment provides that the Company will pay quarterly cumulative dividends on the Series A Preferred Stock, in arrears, on the 30th day of each of September, December, March and June from, and including, the date of original issuance of the Series A Preferred Stock at 7.75% of the $25.00 per share liquidation preference per annum (equivalent to $1.9375 per annum per share).

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

The Series A Preferred Stock will not be redeemable before June 29, 2026, except upon the occurrence of a Change of Control (as defined in the Certificate of Amendment). On or after June 29, 2026, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. Also, upon the occurrence of a Change of Control, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into common shares in connection with a Change of Control by the holders of Series A Preferred Stock.

Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company’s election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date (as defined in the Certificate of Amendment) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of the common shares per share of Series A Preferred Stock determined by formula, in each case, on the terms and subject to the conditions described in the Certificate of Amendment, including provisions for the receipt, under specified circumstances, of alternative consideration as described in the Certificate of Amendment.

Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights.

15. Subsequent Events

On July 1, 2021, the Underwriters partially exercised their overallotment option to purchase an additional 203,000 shares of Series A Preferred Stock, which was consummated on July 2, 2021, raising an additional approximately $5.1 million in gross proceeds and additional approximately $4.9 million in net proceeds (after deducting underwriting discounts and commissions and offering expenses). The aggregate net proceeds from the Series A Offering, including the proceeds from the Overallotment Option exercise was approximately $45.4 million.

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility between the Company and Churchill, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. The Company intends to use the proceeds from the Facility to finance the continued expansion of its lending business and for general corporate purposes.

On July 14, 2021, Sachem Acquisition Corp. filed a registration statement on Form S-1 registering the sale of 5,750,000 units at $10.00 per unit, or $57,500,000 in the aggregate. Each unit consists of one share of Class A common stock and one-half of a warrant to purchase one share of Class A common stock. The registration statement is currently under SEC review. (See Note 13.)

On July 30, 2021, the Company sold a property classified as real estate held for sale at June 30, 2021 receiving $180,491 in net proceeds. The Company had previously recorded an impairment loss of $62,000.

From July 1, 2021 through August 9, 2021, the Company sold 1,582,717 of its common shares in an at-the-market offering which raised $8,014,203 in net proceeds. (See Note 11.)

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021

16.  COVID-19

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

Over the course of 2020 and into early 2021, the U.S. Congress has authorized over $4.0 trillion of stimulus payments to small businesses and individuals adversely impacted by COVID-19. In addition, the Federal Reserve Board has maintained its accommodative monetary policy. Finally, since December 2020, the U.S. Food and Drug Administration (“FDA”) has issued emergency use authorizations for three COVID-19 vaccines. As of July 24, 2021, approximately 342 million doses of vaccines have been administered in the United States and over 163 million (or 49.7 percent) of people in the United States are fully vaccinated. In Connecticut, approximately 4.6 million doses of vaccines have been administered and over 2.2 million (or 62.9 percent) of the state's population are fully vaccinated. As a result, many states have issued new orders relaxing or even eliminating many of the restrictions on social gatherings and businesses that were intended to stem the spread of the virus. The combination of these factors – stimulus, monetary easing and vaccination roll-out, appears to be having a positive impact on general economic conditions. In addition, interest rates remain low and markets are liquid. As a result, real estate values have stabilized and the Company has not experienced any significant increase in defaults.

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

Market Opportunity

Notwithstanding the spread of the novel corona virus known as COVID-19, which had a severe adverse impact on certain segments of the U.S. and global economy, its impact on our business was negligible. Even now, as concerns mount over the impact that the Delta variant of the virus will have on the global economic recovery, we believe that there will continue to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small-scale real estate developers with strong equity positions (i.e., good collateral), particularly in Connecticut where, traditionally, real estate values in many neighborhoods have been stable and substandard properties are improved, rehabilitated and renovated. We further believe that there are many opportunities for us to expand our business into new markets. We also believe developers will prefer to borrow from us rather than other lending sources because of our flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly.

Review of First Half of 2021 and Outlook for Balance of Year

Compared to the first half of 2020, revenue increased 44.2%, net income increased 4.6%, and earnings per share was unchanged at $0.10 per share. The revenue increase was directly related to an increase in interest income of 49.4%, which reflects the growth in our lending activities. The increase in revenue was offset by an 87.4% increase in total operating costs and expenses. The increase in operating expenses is mainly attributable to a 116.1% increase in interest and amortization of deferred financing costs related to the increase in notes payable used to finance working capital ($110.1 million at June 30, 2021 compared $55.7 million at June 30, 2020). In addition, the increase in compensation, fees and taxes represented 18.7% of the total increase in operating costs, reflecting the addition of a Chief Operating Officer in July, 2020 and a Chief Investment Officer in April, 2021, both of whom are part of our long-term growth strategy. The increase in net income was generally related to the growth in our loan portfolio and significant origination fee income. Mortgages receivable increased by 55.1% or $61.4 million compared to June 30,2020, while cash and cash equivalents and investment securities increased 417.9% or $86.1 million. The increase in cash and cash equivalents and investment securities was due primarily to $22.9 million of net proceeds from the sale of common shares, and $40.6 million of net proceeds from the sale of our Series A Preferred Stock.

Our primary business objective remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive operational excellence, we have embarked on a broad change management initiative to review, assess, and upgrade – or transform if necessary – our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in ‘‘hard money’’ lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

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

In terms of our outlook for 2021, the biggest challenge remains the unknown impact of COVID-19 and future actions that may be taken to contain the spread of COVID-19. Keeping our workforce healthy and safe is our number one priority and we are following the updated guidelines and recommendations issued by the State of Connecticut and Centers for Disease Control. We continue to encourage employees to stay home when sick and encourage working from home when possible. In the event of a positive COVID-19 test result, Sachem employees inform management and follow state testing and contact tracing protocols. We have not been immune to the virus striking our employees and their family members. Fortunately, none of these occurrences has been life-threatening. However, to mitigate the risk of office closure and to ensure business continuity, our employees are equipped so they can seamlessly work remotely. This remote work set-up has proven to be effective since, at times during the pandemic, employees had to self-isolate based on their own health condition or that of an immediate family member. While loan processing and funding may have been marginally delayed, there was no material adverse impact to the service levels we provided our borrowers.

In the event we are forced to close our physical office, we think it likely that there would be some adverse impact. For example, the underwriting process would continue to function but would take longer to complete without immediate access to background and credit profiles. Loan committee meetings would continue to be held virtually (as they are under normal conditions) but the loan approval process may incur delay or not be as thorough and efficient as in the past. In addition, we may not be able to meet with borrowers or potential borrowers, including physical property inspections, which could adversely impact our ability to service our loans, monitor compliance and originate new loans. Finally, the filing of loan documents with the various recording offices may be delayed.

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

Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers.As borrowers have more choices, they are demanding better terms. As of June 30, 2021, the yield on our portfolio was 11.72% compared to 12.38% for the same period in 2020. We expect further rate compression in 2021.

Property value fluctuations. We remain aware of property value market cycles and utilize a dashboard of indicators to track property value trends. Our response to this development would be to adhere to our strict loan-to-value ratio and other underwriting guidelines and aggressively enforce our rights when loans go into default. By judiciously relying on our dashboard of leading indicators and continuing to make decisions in a sound and proper manner, we see no reason to expect any negative outcome regarding our business operations and growth. Some of our indicators within our dashboard are interest rate changes impacting mortgage rates, days-on-market, pending sales, NAHB’s Housing Market Index, and the Senior Loan Officer Opinion Survey, among others.

Increased operating expenses. Our operating expenses for 2021 are significantly higher than they were in 2020 due to our higher debt load. In addition, our dividend payments will be higher in 2021 than in 2020 due to an increase in the number of common shares outstanding as well as the issuance of of our Series A Preferred Stock, which carries a 7.75% annual dividend rate. Finally, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At June 30, 2021, our mortgage loan portfolio included 130 loans with future funding obligations, in the aggregate principal amount of $31,845,533. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In order to deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite the challenges we faced in 2020, the changing dynamics of the real estate finance marketplace and the impact of COVID-19, we continue to believe in the viability of our business model. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve on our existing underwriting and loan criteria. Specifically, we believe that the following factors will, in fact, help us deal with the uncertainties expected in 2021:

●	As of June 30, 2021, we had cash and cash equivalents and investment securities of approximately $106.7 million, which we plan to use in the second half of 2021 to increase our mortgage loan portfolio. From January through June 30, 2021, we funded $75.2 million of mortgage loans including loan modifications and construction draws.
●	During the second quarter of 2021, we significantly reduced our leverage, thereby mitigating the risks should economic conditions deteriorate. At June 30, 2021, our capital structure was 50.6% debt and 49.4% equity compared to 63% debt and 37% equity at March 31, 2021. The change was accomplished by selling equity – common shares and preferred shares – rather than by reducing our indebtedness. Our total indebtedness at June 30, 2021 was approximately $148.8 million, including deferred financing costs. Of this amount, approximately $34.3 million is the outstanding balance on our credit facility with Wells Fargo, which is currently accruing interest at the relatively modest rate of 1.5%. The remaining indebtedness, approximately $114.5 million, is the aggregate outstanding principal balance on our unsubordinated unsecured notes, which have a weighted average interest rate of 7.36% per annum. On the other hand, the notes provide us with operational flexibility. Other than interest, they do not have any significant costs and expenses, such as legal fees, collateral maintenance fees, unused facility fees, processing fees and the additional personnel costs relating to reporting and compliance. Second, they only have one financial covenant – an asset coverage ratio of 150%. There are no limitations in terms of the size of the mortgage loans we choose to fund, the markets in which we choose to operate and the nature of the collateral. Finally, the notes are unsecured.
●	On July 21, 2021, we consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill and Churchill has the right, but not the obligation, to purchase those loans. The cost of capital under the facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-dayLIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. The Facility matches the term of our loans and gives us the ability to raise capital as needed at a relatively low rate without securitizing our entire loan portfolio.
●	We have made the necessary adjustments to our operations to replace our former co-chief executive officer by hiring new employees and re-assigning existing employees to new tasks. We now have a robust executive team that includes our chief executive and chief financial officer, a chief operating officer and a chief investment officer. In addition, we have added junior executives as well in accounting and administration. Although these new hires will result in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.
●	We have adjusted and refined our business strategy to address changes in the marketplace and our growth to-date. Specifically, we continue to strengthen our geographic footprint beyond Connecticut and the rest of New England with particular emphasis on Florida and Texas. In addition to the aforementioned states, our current mortgage loan portfolio includes loans secured by properties in New York, Arizona, South Carolina and California. We continue to look for opportunities in new markets that meet our underwriting and loan criteria.
●	We are funding larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and successful. In addition, we believe the migration to these types of loans will offset any rate compression and help us maintain a low foreclosure rate.
●	To leverage our expertise in real estate finance and our capital resources, on the one hand, and to capitalize on lending opportunities in specific markets, on the other, we plan to partner and invest with local “hard money” real estate lenders creating satellite offices under the “Sachem” influence. An advantage of this model is that these local lenders subscribe to a “Sachem” model using their own personal assets and those of other investor partners to fund loan opportunities and operations which increases their capital commitment to the opportunity. Under these arrangements, we would provide loan funding capital as well as our underwriting and servicing expertise and our local partners would provide us with “boots on the ground” lending opportunities. We have had preliminary discussion with various local lenders in Austin, Texas, Orlando, Florida and Greenwich, Connecticut all of whom seem to be receptive to the notion. However, we have not yet entered into any definitive agreements and we cannot assure you that we will be able to consummate any such partnerships or joint ventures on terms that will be acceptable to all parties.
●	On March 24, 2021, we loaned $25,000 to our wholly-owned subsidiaiary, Sachem Sponsor LLC. Sachem Sponsor used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Sachem Acquisition Corp.’s registration statement on Form S-1 is currently under SEC review.

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

Our revenue consists primarily of interest earned on our loan portfolio. As of March 31, 2021, our capital structure was weighted towards more debt versus equity and debt service has become a significant factor in determining our net income. As of June 30, 2021 our capital structure shifted and is more balanced -- approximately 50.6% debt and 49.4% equity. Most of our debt, approximately $114.5 million, is unsecured unsubordinated 5-year notes. The weighted average interest rate on these notes is 7.36%. In addition, we had a balance of approximately $34.3 million at June 30, 2021 under our margin loan account with Wells Fargo. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate on this loan as of June 30, 2021 was 1.5%.

In addition, our net income for the three and six months ended June 30, 2021 has been adversely impacted by a reduction in the yield on our mortgage loan portfolio as well as $58.0 million of loan payoffs during the six month period compared to $55 million for all of 2020. In the first half of 2021, we realized faster payoff of investment “fix and flip” loans with these projects coming to fruition quicker due to a stronger real estate market and, we believe, our sound underwriting and analysis of each project. Our strategy continues to be to adhere to our current underwriting guidelines, which we believe will allow us to continue to grow our loan portfolio while protecting and preserving capital in a manner that provides attracted risk-adjusted returns to our shareholders.

For the six months ended June 30, 2021 and 2020, the yield on our mortgage loan portfolio was 11.72% and 12.38%, respectively. For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable. We believe the interest rate compression will continue to be a factor in 2021 as we implement our new strategy focusing on larger loans, secured by higher quality properties being developed by more seasoned developers with a history of successful development projects. On the other hand, since the interest rate on our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression if and when interest rates begin to increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

We seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. At June 30, 2021, approximately 88.5% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At June 30, 2021, seven of our mortgage loans were the subject of enforcement or collection proceedings. The aggregate amount due on these loans, including principal, unpaid accrued interest and borrower charges, was approximately $895,000, representing approximately 0.5% of our aggregate mortgage loan portfolio. In the case of each of these loans, we have determined the value of the collateral exceeds the aggregate amount due. To date, the aggregate amount of realized losses on our loan portfolio have been de minimis.

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

In June 2021 and July 2021, we raised aggregate net proceeds of approximately $45.4 million (after deducting underwriting discounts and commissions and offering expenses) from the sale of 1,903,000 shares of our Series A Preferred Stock (defined below) in the Series A Offering (defined below) as described in Liquidity and Capital Resources below and Notes 11 and 15 to the accompanying financial statements. The Series A Preferred Stock is listed on the NYSE American and began trading under the symbol “SACHPRA” on July 6, 2021.

We do not have any formal policy limiting the amount of indebtedness we may incur. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At June 30, 2021, debt represented approximately 50.6% of our total capital. To grow the business and satisfy the requirement to pay out 90% of net profits, during the last two years we increased our level of debt from 41.7% to 63.0% of our total capital before reducing our debt level to 50.6% this quarter. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Our total outstanding indebtedness at June 30, 2021 was approximately $148.8 million, which included a credit line loan of approximately $34.3 million and three series of unsecured, unsubordinated five-year notes having an aggregate original principal amount of approximately $114.5 million (collectively, the “Notes”), including deferred financing costs. The Notes include notes having an aggregate principal amount of approximately $23.7 million bearing interest at the rate of 7.125% per annum and have a maturity date of June 30, 2024 (the “June 2024 Notes”); notes having an aggregate principal amount of $34.5 million bearing interest at the rate of 6.875% per annum and have a maturity date of December 30, 2024 (the “December 2024 Notes”); and notes having an aggregate original principal amount of approximately $56.4 million, bearing interest at the rate of 7.75% per annum and have a maturity date of September 30, 2025 (the “2025 Notes”). All three series of Notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest). Interest on all three series of Notes is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year the Notes are outstanding.

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

We have a margin loan account with Wells Fargo, which is secured by our portfolio of short-term securities and has a balance of approximately $34.3 million at June 30, 2021. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate at June 30, 2021 is 1.5%.

On July 21, 2021, we consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New

York, New York. Under the terms of the Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-dayLIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Facility are secured by a lien on the mortgage loans sold to Churchill. The Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Total revenue

Total revenue for the three months ended June 30, 2021 was approximately $6.7 million compared to approximately $4.3 million for the three months ended June 30, 2020, an increase of approximately $2.4 million, or 56.0%. The increase in revenue is primarily attributable to the growth in our lending operations. For the 2021 period, interest income was approximately $4.7 million compared to approximately $3.3 million for the 2020 period, representing an increase of approximately $1.4 million or 43.4%. Origination fees increased to approximately $832,000 for the 2021 period compared to approximately $647,000 for the 2020 period. Investment income for the 2021 period was $180,000 compared to approximately $33,000 for the 2020 period. This increase reflects reflects both a larger investment portfolio and more favorable market conditions during 2021. In the 2021 period we had $85,000 of gains from the sale of investment securities compared to a loss of approximately $8,900 for the 2020 period. Other income was approximately $543,000 for the 2021 period compared to approximately $283,000 for the 2020 period, an increase of approximately $260,000, or 92.0%. Finally, in the 2021 period we recognized gain on the extinguishment of debt of $257,845.

Operating costs and expenses

Total operating costs and expenses for three months ended June 30, 2021 were approximately $4.2 million compared to approximately $2.0 million for the three months ended June 30, 2020, an increase of approximately $2.2 million or 105.1%. The increase in operating costs and expenses is primarily attributable to the increase in interest expense and amortization of deferred financing costs, which, in turn, is a direct result of an increase in our overall indebtedness, particularly our unsubordinated unsecured notes. At June 30, 2021, total indebtedness was $148.8 million and the aggregate outstanding principal amount of our notes was $114.5 million (including deferred financing costs). In comparison, at June 30, 2020, the corresponding amounts were $59.0 million and $58.2 million, respectively. In the 2021 period, interest and amortization of deferred financing costs was approximately $2.5 million compared to approximately $1.2 million in the same 2020 period, an increase of $1.3 million, or 118.2%. The balance of the increase in operating expenses was attributable to (i) professional fees, which increased approximately $141,000. or 128.1%, (ii) compensation, fees and taxes which increased approximately $424,000, or 109.3%, (iii) general and administrative expenses which increased approximately $121,000, or 94.8%, and an increase in impairment loss of $49,000, or 20%. In November 2019 one of our co-chief executive officers and our director of marketing resigned, which reduced our compensation expense in the three months ended June 30, 2020. Since July of 2020, we hired a chief operating officer, chief investment officer, and junior executives in accounting and administration, which resulted in increased compensation for the three and six month periods ended June 30, 2021.

Comprehensive income

For the quarter ended June 30, 2021, we reported an unrealized loss on investment securities of approximately $104,000 reflecting the decrease in the market value of such securities since March 31, 2021. For the quarter ended June 30, 2020, we reported an unrealized gain on investment securities of approximately $221,000 reflecting the increase in the market value of such securities since March 31, 2020.

Net Income

Net income for the three months ended June 30, 2021 was approximately $2.5 million, or $0.10 per share, compared to $2.3 million, or $0.10 per share for the three months ended June 30, 2020.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Total revenue

Total revenue for the six months ended June 30, 2021 was approximately $12.4 million compared to approximately $8.6 million for the six months ended June 30, 2020, an increase of approximately $3.8 million, or 44.2%. The increase in revenue is primarily attributable to the growth in our lending operations. For the 2021 period, interest income was approximately $9.2 million compared to approximately $6.2 million for the 2020 period, representing an increase of approximately $3.0 million or 49.4%. Origination fees increased to approximately $1.35 million for the 2021 period compared to approximately $1.2 million for the 2020 period. Investment income increased to approximately $423,000 for the 2021 period compared to approximately $131,000 for the 2020 period due to our larger investment portfolio and more favorable market conditions during 2021. Net losses on the sale of investment securities was approximately $44,000 for the 2021 period compared to net gains of approximately $437,000 for the 2020 period. Other income was approximately $1.0 million for the 2021 period compared to approximately $567,000 for the 2020 period, an increase of approximately $433,00, or 76.3%.

Operating costs and expenses

Total operating costs and expenses for six months ended June 30, 2021 were approximately $7.7 million compared to approximately $4.1 million for the six months ended June 30, 2020, an increase of approximately 87.4%. The increase in operating costs and expenses is primarily attributable to the increase in our unsecured bond debt while growing our lending operations and for the reasons discussed herein. In the 2021 period, interest and amortization of deferred financing costs was approximately $5.0 million compared to approximately $2.3 million in the same 2020 period, an increase of $2.7 million, or 116.0%. The balance of the increase in operating expenses was attributable to (i) professional fees, which increased approximately $241,000, or 99.2%, (ii) compensation, fees and taxes which increased approximately $672,000, or 91.7%, and (iii) general and administrative expenses which increased approximately $140,000, or 52.4%, offset in part by a reduction in impairment loss of $176,000, or 35.6%. In November 2019 one of our co-chief executive officers and our director of marketing resigned, which reduced our compensation expense in the six months ended June 30, 2020. Since July of 2020, we hired a chief operating officer, chief investment officer and junior executives in accounting and administration, which resulted in increased compensation for the six month periods ended June 30, 2021.

Comprehensive income

For the six months ended June 30, 2021, we reported an unrealized loss on investment securities of approximately $112,000 reflecting the decrease in the market value of such securities since December 31, 2020. For the six months ended June 30, 2020, we reported an unrealized gain on investment securities of approximately $86,000 reflecting the increase in the market value of such securities since December 31, 2019.

Net Income

Net income for the six months ended June 30, 2021 was approximately $4.7 million, or $0.20 per share, compared to $4.5 million, or $0.20 per share for the six months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2021, cash and cash equivalents and investment securities totaled approximately $106.7 million compared to $56.7 million at December 31, 2020. This increase is attributable to $40.6 million of net proceeds from our Series A Preferred Stock offering as well as common stock issuances.

Total assets at June 30, 2021 were approximately $296.3 million compared to approximately $226.7 million at December 31, 2020, an increase of approximately $69.6 million, or 30.7%. The increase was due primarily to increases in cash and cash equivalents and investment securities of $50.0 million, our mortgage loan portfolio of approximately $17.2 million, investment in partnership of approximately $1.8 million, and a net increase in property and equipment of $736,000, offset by a decrease in real estate owned of approximately $972,000.The increase in property and equipment is due to the purchase of an office building in Branford, Connecticut that will become our new corporate headquarters in 2022.

Total liabilities at June 30, 2021 were approximately $150.0 million compared to approximately $145.8 million at December 31, 2020, an increase of approximately $4.3 million, or approximately 2.9%. This increase is principally due to increases in our line of credit of approximately $6.2 million, advances from borrowers of $1.2 million, and deferred revenue of approximately $131,000, offset by decreases in dividends payable of approximately $2.7 million, mortgage payable of $770,000, other loans of $258,000, and accounts payable and accrued expenses of $57,000.

Total shareholders’ equity at June 30, 2021 was approximately $146.3 million compared to approximately $80.9 million at December 31, 2020, an increase of approximately $65.4 million. This increase was due primarily to our closing of the Series A Preferred Stock offering on June 29, 2021 with net proceeds of $40.6 million, net proceeds of $22.9 million from the sale of stock and our net income of approximately $4.7 million.

Net cash provided by operating activities for the six months ended June 30, 2021 was approximately $6.1 million compared to approximately $4.0 million for same 2020 period. For the 2021 period net cash provided by operating activities consisted primarily of net income of $4.7 million, amortization of deferred financing costs and bond discount of $503,000, an impairment loss of $319,000, increase in deferred revenue of 131,000, and an increase in advances from borrowers of $1.2 million, offset by an increase in interest and fees receivable of $198,000, other receivables of $64,000, due from borrowers of $281,000, prepaid expenses of $82,000, and a gain on extinguishment of debt of $258,000. For the 2020 period net cash from operations consisted primarily of net income of $4.5 million, an impairment loss of $495,000, depreciation and amortization of deferred financing cost of $267,000, and an increase in advances from borrowers of $164,000, offset by a realized gain on investments of approximately $437,000, increases in interest and fees receivable of $186,000, amounts due from borrowers of $598,000, and prepaid expenses of $48,000, and a decrease in deferred income of $347,000.

Net cash used for investing activities for the six months ended June 30, 2021 was approximately $26.7 million compared to approximately $15.7 million for the comparable 2020 period. For the 2021 period, net cash used for investing activities consisted primarily of net principal disbursements for mortgages receivable of approximately $17.2 million, purchase of an interest in investment partnership of $1.8 million, net purchases of investment securities of $7.4 million, acquisitions of and improvements to real estate owned of $286,000, purchase of property and equipment of $776,000 and costs in connections with investment activities of $193,000, offset by proceeds from the sale of real estate owned of $919,000. For the 2020 period, net cash used for investing activities consisted primarily of net principal disbursements for mortgages receivable of approximately $16.9 million, and the acquisition of and improvements to real estate owned of $1.0 million, offset by proceeds from the sale of real estate owned of $1.8 million and net proceeds from the sale of investment securities of approximately $512,000.

Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $63.4 million compared to approximately $2.5 million of cash used for the comparable 2020 period. Net cash provided by financing activities for the 2021 period consists principally of the net proceeds from issuance of common shares of $22.9 million, net proceeds from the issuance of preferred stock of $40.6 million and proceeds from our line of credit of 6.2 million, which increases were offset by dividends paid of $5.4 million, repayment of mortgage payable of $768,000 and the payment of financing costs of approximately $88,000. Net cash used for financing activities for the 2020 period consists principally of dividends paid of approximately $2.7 million and financing costs incurred of approximately $58,000, offset by proceeds from other loans of $258,000.

On June 29, 2021, we sold 1,700,000 shares of Series A Preferred Stock for aggregate gross proceeds of $42.5 million and net proceeds, after deducting underwring discounts and commission and other offering expenses, of $40.6 million.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and payments for usual and customary operating and administrative expenses, such as interest payments on notes payable, employee compensation, sales, marketing expenses and dividends. Based on this analysis, we believe that our current cash balances and investment securities, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

Subsequent Events

On July 1, 2021, the underwriters of the Series A Preferred Stock offering partially exercised their overallotment option to purchase an additional 203,000 shares of Series A Preferred Stock, which was consummated on July 2, 2021. The gross proceeds from the sale of of the overallotment shares were $5.1 million and the net proceeds were approximately $4.9 million. The balance of the over-allotment option, 52,000 shares, was never exercised.

On July 21, 2021, we consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New

York, New York. Under the terms of our Master Repurchase Agreement with Churchill, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. We intend to use the proceeds from the Facility to finance the continued expansion of our lending business and for general corporate purposes.

From July 1, 2021 through August 9, 2021, we sold 1,582,717 of our common shares in an at-the-market offering (see Note 11) which raised $8,014,203 in net proceeds.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of June 30, 2021, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Operating lease obligation	$6,612	$3,645	$2,967	$—	$—
Unfunded loan commitments	31,845,533	31,845,533	—	—	—
Total contractual obligations	$31,852,145	$31,849,178	$2,967	$—	$—

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

Item 4.CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer (the same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer (same person) concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (11)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Form of Representative’s Warrants issued on February 9, 2017 in connection with the initial public offering (1)
4.2	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
4.3	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.4	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.5	Form of 7.125% Notes due 2024 (5)
4.6	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (2)
4.8	Form of 6.875% Notes due 2024 (7)
4.9	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (9)
4.10	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.9 above)
4.11	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate.(11)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
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

10.10	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between the Company and Churchill MRA Funding I LLC. (12)
10.11	Custodial Agreement, dated as of July 21, 2021, among the Company, Churchill MRA Funding I LLC. and U.S. Bank National Association. (12)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on July 8, 2020 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.

Date: August 16, 2021	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer & Principal Financial Officer))