Form 10-Q
period 2021-09-30
Sachem Capital Corp.
filed 2021-11-04
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 3, 2021, the Issuer had a total of 29,443,218 common shares, $0.001 par value per share, outstanding.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Assets:
Cash and cash equivalents	$19,242,316	$19,408,028
Investment securities	56,080,725	37,293,703
Investment in partnership	1,804,217	—
Mortgages receivable	219,963,291	155,616,300
Interest and fees receivable	2,705,447	1,820,067
Other receivables	428,391	67,307
Due from borrowers	3,431,015	2,025,663
Prepaid expenses	85,813	71,313
Property and equipment, net	2,189,887	1,433,388
Real estate owned	6,774,522	8,861,609
Other deposits	291,191	—
Deferred financing costs, net	354,936	72,806
Total assets	$313,351,751	$226,670,184

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $4,132,355 and $4,866,058)	$110,394,395	$109,640,692
Mortgage payable	—	767,508
Line of credit	30,056,159	28,055,648
Accrued dividends payable	—	2,654,977
Accounts payable and accrued expenses	192,670	372,662
Other loans	—	257,845
Security deposits held	2,000	13,416
Advances from borrowers	10,031,656	1,830,539
Deferred revenue	3,879,291	2,099,331
Notes payable	37,498	54,682
Accrued interest	—	3,344
Total liabilities	154,593,669	145,750,644

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 1,903,000 shares of Series A Preferred Stock issued and outstanding	1,903	—
Common stock - $.001 par value; 100,000,000 shares authorized; 28,315,930 and 22,124,801 issued and outstanding	28,316	22,125
Paid-in capital	160,279,468	83,814,376
Accumulated other comprehensive loss	(637,990)	(25,992)
Accumulated deficit	(913,615)	(2,890,969)
Total shareholders’ equity	158,758,082	80,919,540
Total liabilities and shareholders’ equity	$313,351,751	$226,670,184

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Interest income from loans	$6,094,165	$3,473,304	$15,307,692	$9,640,387
Investment income	275,745	32,483	698,556	163,161
Income from partnership investment	35,983	—	90,225	—
Gain (loss) on sale of investment securities	256,418	(21,858)	212,449	415,301
Origination fees	999,287	393,097	2,348,608	1,551,652
Late and other fees	202,572	10,955	300,471	46,835
Processing fees	50,230	37,445	129,615	123,568
Rental income (loss), net	28,320	9,593	23,105	49,777
Debt Forgiveness	—	—	257,845	—
Other income	579,656	336,789	1,579,885	904,071
Total revenue	8,522,376	4,271,808	20,948,451	12,894,752

Operating costs and expenses:
Interest and amortization of deferred financing costs	2,589,847	1,262,278	7,541,536	3,564,533
Professional fees	183,503	158,206	666,431	400,868
Compensation, fees and taxes	771,373	500,165	2,175,603	1,232,733
Exchange fees	12,603	22,713	37,397	29,986
Other expenses and taxes	104,583	26,247	149,898	61,484
Depreciation	20,421	15,348	61,286	46,318
General and administrative expenses	294,981	145,251	702,897	412,677
Loss on sale of real estate	94,450	2,816	111,545	7,276
Impairment loss	150,000	—	469,000	495,000
Total operating costs and expenses	4,221,761	2,133,024	11,915,593	6,250,875
Net income	4,300,615	2,138,784	9,032,858	6,643,877
Preferred stock dividend	(913,791)	—	(932,089)	—
Net income attributable to common shareholders	3,386,824	2,138,784	8,100,769	6,643,877

Other comprehensive (loss) gain
Unrealized (loss) gain on investment securities	(500,188)	(72,785)	(611,998)	13,282
Comprehensive income	$2,886,636	$2,065,999	$7,488,771	$6,657,159
Basic and diluted net income per common share outstanding:
Basic	$0.12	$0.10	$0.32	$0.30
Diluted	$0.12	$0.10	$0.32	$0.30
Weighted average number of common shares outstanding:
Basic	27,973,249	22,117,301	24,968,885	22,117,301
Diluted	27,977,095	22,117,301	24,972,837	22,117,301

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, July 1, 2021	1,700,000	$1,700	26,733,213	$26,733	$147,362,456	(137,802)	(963,683)	$146,289,404

Issuance of Preferred Stock, net of expenses	203,000	203			4,849,297			4,849,500

Issuance of Common Stock, net of expenses			1,582,717	1,583	8,003,496			8,005,079

Stock based compensation					64,219			64,219

Unrealized loss on marketable securities						(500,188)		(500,188)

Dividends paid on Common Stock							(3,336,756)	(3,336,756)

Dividends paid on Preferred Stock							(913,791)	(913,791)

Net income for the period ended September 30, 2021							4,300,615	4,300,615
Balance, September 30, 2021	1,903,000	$1,903	28,315,930	$28,316	$160,279,468	$(637,990)	$(913,615)	$158,758,082

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, July 1, 2020	—	$—	22,117,301	$22,117	$83,806,169	$35,189	$584,288	$84,447,763

Stock based compensation					4,107			4,107

Unrealized loss on marketable securities						(72,785)		(72,785)

Dividends Paid							(2,654,076)	(2,654,076)

Net income for the period ended September 30, 2020							2,138,784	2,138,784
Balance, September 30, 2020	—	$—	22,117,301	$22,117	$83,810,276	$(37,596)	$68,996	$83,863,793

The accompanying notes are an integral part of these financial statements.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, January 1, 2021	—	$—	22,124,801	$22,125	$83,814,376	$(25,992)	$(2,890,969)	$80,919,540

Issuance of Preferred Stock, net of expenses	1,903,000	1,903			45,460,723			45,462,626

Issuance of Common Stock, net of expenses			6,096,448	6,097	30,877,831			30,883,928

Stock based compensation			94,681	94	126,538			126,632

Unrealized loss on marketable securities						(611,998)		(611,998)

Dividends paid on Common Stock							(6,123,415)	(6,123,415)

Dividends paid on Preferred Stock							(932,089)	(932,089)

Net income for the period ended September 30, 2021							9,032,858	9,032,858
Balance, September 30, 2021	1,903,000	$1,903	28,315,930	$28,316	$160,279,468	$(637,990)	$(913,615)	$158,758,082

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, January 1, 2020	—	$—	22,117,301	$22,117	$83,856,308	$(50,878)	$(1,266,729)	$82,560,818

Issuance of Common Stock, net of expenses					(58,353)			(58,353)

Stock based compensation					12,321			12,321

Unrealized gain on marketable securities						13,282		13,282

Dividends paid							(5,308,152)	(5,308,152)

Net income for the period ended September 30, 2020							6,643,877	6,643,877
Balance, September 30, 2020	—	$—	22,117,301	$22,117	$83,810,276	$(37,596)	$68,996	$83,863,793

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,032,858	$6,643,877
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	839,418	357,497
Write-off of deferred financing costs	72,806	—
Depreciation expense	61,286	46,318
Stock based compensation	126,538	12,321
Impairment loss	469,000	495,000
Loss on sale of real estate	111,545	7,276
Gain on sale of marketable securities	(212,449)	(415,301)
Debt Forgiveness	(257,845)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(885,380)	(180,335)
Other receivables	(361,084)	54,090
Due from borrowers	(1,405,352)	(273,202)
Prepaid expenses	(14,500)	(82,082)
Deposits on property and equipment	—	(100,530)
(Decrease) increase in:
Accrued interest	(3,344)	77,256
Accounts payable and accrued expenses	(179,992)	272,574
Deferred revenue	1,779,960	(91,019)
Advances from borrowers	8,201,117	565,706
Total adjustments	8,341,724	745,569

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,374,582	7,389,446

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(160,896,229)	(37,216,177)
Proceeds from the sale of investment securities	141,709,658	25,905,769
Purchase of interest in investment partnership, net	(1,804,217)	—
Proceeds from sale of real estate owned	1,839,977	1,816,522
Acquisitions of and improvements to real estate owned	(333,435)	(1,584,300)
Purchase of property and equipment	(817,785)	(118,364)
Security deposits held	(11,416)	5,616
Principal disbursements for mortgages receivable	(154,810,007)	(68,029,798)
Principal collections on mortgages receivable	90,463,016	37,859,270
Costs in connection with investment activities	(281,191)	—
NET CASH USED FOR INVESTING ACTIVITIES	(84,941,629)	(41,361,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	2,000,511	12,080,569
Repayment of mortgage payable	(767,508)	(12,296)
Principal payments on notes payable	(17,184)	(15,303)
Dividends paid on Common Stock	(8,778,392)	(5,308,152)
Dividends paid on Preferred Stock	(932,089)	—
Financings costs incurred	(450,651)	(108,353)
Proceeds from other loans	—	257,845
Proceeds from issuance of common shares, net of expenses	30,884,022	—
Proceeds from issuance of Series A Preferred Stock, net of expenses	45,462,626	—
Gross proceeds from issuance of fixed rate notes	—	14,363,750
Financings costs incurred in connection with fixed rate notes	—	(743,908)
NET CASH PROVIDED BY FINANCING ACTIVITIES	67,401,335	20,514,152

NET DECREASE IN CASH AND CASH EQUIVALENTS	(165,712)	(13,457,864)

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	19,408,028	18,841,937

CASH AND CASH EQUIVALENTS - END OF PERIOD	$19,242,316	$5,384,073

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$6,745,109	$2,093,080

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the period ended September 30, 2020 amounted to $170,383.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

1.    The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, non-banking loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut. The properties securing the Company’s loans are generally classified as residential or commercial real estate and are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals or a pledge of the ownership interests in the borrower by the principals thereof as well as personal guarantees by the principals of the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.

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

Consolidations

The consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated.

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Fair Value Measurements

The framework for measuring fair value provides a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820 are described as follows:

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

Deferred Financing Costs

Costs incurred by the Company in connection with public offerings of its unsecured, unsubordinated notes, described in Note 6 - Notes Payable and Line of Credit-- are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company does not accrue interest income more than 90 days in arrears. Interest income not accrued at September 30, 2021 and collected prior to the issuance of these financial statements is included in September 30, 2021 income.

Origination fee revenue, generally 2%- 5% of the original loan principal amount, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Income Taxes

The Company elected to be taxed as a Real Estate Investment Trust (REIT) for federal income tax purposes when it filed its 2017 federal income tax return. As a REIT, the Company is required to distribute at least 90% of its taxable income to its shareholders on an annual basis. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distribution requirements applicable to REITs and the diversity of ownership of its outstanding common shares. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.

The Company follows the provisions of FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of September 30, 2021.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with FASB ASC 260 “Earnings Per Share”. Under FASB ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3.    Fair Value Measurement

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$15,273,970	$—	$—	$15,273,970
Fixed and Preferred Securities	3,906,670	—	—	3,906,670
Mutual Funds	36,900,085	—	—	36,900,085
Total Investments	$56,080,725	—	—	$56,080,725
Real Estate Owned			$6,774,522	$6,774,522
Investment in Partnership			$1,804,217

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Following is a description of the methodologies used for assets measured at fair value:

Stocks and ETFs: Valued at the closing price reported in the active market on which the individual securities are traded.

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

For the nine-month periods ended September 30, 2021 and 2020, the aggregate amounts of loans funded by the Company were $154,810,007 and $68,029,798, respectively, offset by principal repayments of $90,463,016 and $37,859,270, respectively.

At September 30, 2021, the Company’s portfolio included loans with outstanding principal balances up to approximately $16.7 million, with stated interest rates ranging from 5.0% to 14.2% and a default interest rate for non-payment of 18%. The Company will extend the term of a loan if, at the time of the extension, the loan and the borrower satisfy the Company’s underwriting requirements at the time of the extension. The Company treats a loan extension as a new loan.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2021 and December 31, 2020:

					Total
					Outstanding
Mortgages Receivable	Residential	Commercial	Land	Mixed Use	Mortgages
September 30, 2021	$135,875,193	$57,635,307	$13,478,355	$12,974,436	$219,963,291
December 31, 2020	$112,240,129	$33,548,683	$6,111,670	$3,715,818	$155,616,300

The following are the maturities of mortgages receivable as of September 30:

2021	$48,408,254
2022	150,388,034
2023	18,578,880
2024	2,325,000
2025 and thereafter	263,123
$219,963,291

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

At September 30, 2021, of the 493 mortgage loans in the Company’s portfolio, 17 were the subject of foreclosure proceedings. The aggregate outstanding balances due on these loans as of September 30, 2021, including unpaid principal, accrued but unpaid interest and borrower fees, was approximately $6.2 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the total amount due.

At September 30, 2021, we had one borrower whose outstanding loans, in the aggregate principal amount of $22.3 million, represented 10.2% of our mortgage loan portfolio.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of September 30, 2021, and December 31, 2020, real estate owned totaled $6,774,522 and $8,861,609, respectively. As of September 30, 2021, real estate owned included $916,325 of real estate held for rental and $5,858,197 of real estate held for sale. In the first nine-months of 2021, the Company recorded an impairment loss and loss on sale of real estate of $469,000 and $111,545, respectively, compared to an impairment loss and loss on sale of real estate of $495,000 and $7,276, respectively, in the first nine-months of 2020. For the three-months ended September 30, 2021 and 2020, the impairment loss was $150,000 and $0, respectively, and loss on sale of real estate was $94,450 and $2,816, respectively.

6.     Notes Payable and Line of Credit

At September 30, 2021, the Company had an aggregate of $110,394,395 of unsecured, unsubordinated notes payable outstanding, net of $4,112,355 of deferred financing costs (collectively, the “Notes”). The Notes are divided into three series:

(i)	Notes having an aggregate principal amount of $23,663,000 bearing interest at 7.125% per annum and maturing June 30, 2024 (“the June 2024 Notes”);
(ii)	Notes having an aggregate principal amount of $34,500,000 bearing interest at 6.875% per annum and maturing December 30, 2024 (the “December 2024 Notes”); and
(iii)	Notes having an aggregate principal amount of $56,363,750 bearing interest at 7.75% per annum and maturing September 30, 2025 (the “2025 Notes”).

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

Wells Fargo Margin Line of Credit

At September 30, 2021, the Company had a total outstanding balance of $30,056,159 under the margin loan account from Wells Fargo, which is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (1.5% at September 30, 2021).

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Master Repurchase Agreement entered into in connection with the Facility (the “MRA”), the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor to the purchase price of the mortgage loan. The Company has also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time.

The MRA contains other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements. In addition, the Company has agreed that it will not (A) (i) pay any dividends or make distributions in excess of 90% of its taxable income, (ii) incur any indebtedness or (iii) purchase any of its capital stock, unless, in any case, it has an asset coverage ratio of at least 150%; and (B) has unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of its repurchase obligations. Churchill has the right to terminate the Facility at any time upon 180 days prior notice to the Company. The Company then has an additional 180 days after termination to repurchase all the mortgage loans held by Churchill.

The Company intends to use the proceeds from the Facility to finance the continued expansion of its lending business and for general corporate purposes. At September 30, 2021, the Company had not pledged any of its loans to Churchill.

7.    Other income

For the three and nine-month periods ended September 30, 2021 and 2020, other income consists of the following:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2021	2020	2021	2020
Income on borrower charges	$33,291	$46,432	$369,169	$204,964
Lender, modification and extension fees	476,162	154,175	1,016,468	431,977
In-house legal fees	69,800	53,740	181,600	156,090
Other income	403	82,442	12,648	111,040
Total	$579,656	$336,789	$1,579,885	$904,071

8.    Commitments and Contingencies

Origination Fees

Loan origination fees consist of points, generally 2%-5% of the original loan principal. These payments are amortized over the life of the loan for financial statement purposes.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Original maturities of deferred revenue are as follows as of:

September 30,
2021	$1,279,043
2022	2,501,573
2023	90,574
2024	8,101
Total	$3,879,291

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

Unfunded Commitments

Most loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At September 30, 2021, the Company’s mortgage loan portfolio included 157 loans with future funding obligations, in the aggregate principal amount of $61,707,185. Advances under these loans are funded against requests supported by required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. Management estimates that these commitments will be funded over the next 12 months.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, usually because the owner failed to pay property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At September 30, 2021, there were eight such properties, representing approximately $810,000 in mortgages receivable.

9.    Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans is consistent with Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of September 30, 2021, and 2020, loans to known shareholders totaled $13,200,972 and $4,626,665, respectively. Interest income earned on these loans for the nine months ended September 30, 2021 and 2020 totaled $573,446 and $397,293, respectively, and for the three months ended September 30, 2021 and 2020 totaled $252,050 and $129,956, respectively.

The wife of the Company’s chief executive officer is employed by the Company in the accounting and finance department. For the nine-month periods ended September 30, 2021 and 2020, she received $85,634 and $75,000, respectively, as compensation from the Company. For the three months ended September 30, 2021 and 2020, the corresponding amounts were $29,250 and $25,000, respectively.

10.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in securities and mortgage loans.

The Company maintains its cash and cash equivalents with various financial institutions. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (approximately 59.51%), Florida (approximately 21.09%) and New York (approximately 10.69%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable.

11.    Equity Offerings

On April 9, 2021, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $43,636,250 of its common shares in an “at-the market” offering, which is ongoing. During the nine-month period ended September 30, 2021, the Company sold an aggregate of 6,096,448 common shares and realized net proceeds of $30,884,022 in its at-the-market offering.

On June 23, 2021, the Company entered into an underwriting agreement with respect to a firm commitment underwritten public offering of up to 1,955,000 shares (including 255,000 shares to cover overallotments) of the Company’s 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share, equal to the liquidation preference (the “Series A Offering”). The Series A Offering was made pursuant to a prospectus supplement, dated June 23, 2021, to the Company’s shelf registration statement on Form S-3 declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2021, and the base prospectus included in such registration statement. On June 29, 2021, the Company consummated the sale of 1,700,000 shares of Series A Preferred Stock for an aggregate purchase price of $42.5 million. Another 203,000 shares were sold on July 2, 2021 after the Underwriters exercised their over-allotment option. Total gross proceeds from the offering were $47.6 million and net proceeds from the sale, after paying underwriting discounts and commissions and other offering expenses, were approximately $45.5 million. (See Note 14.)

12.     Partnership Investment

On February 22, 2021, the Company committed to a $3 million investment, representing approximately a 7.6% ownership interest as of the commitment date, in a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. As of September 30, 2021, the Company’s outstanding investment totaled approximately $1.8 million. The Company’s withdrawal from the partnership may only be granted by the manager. For the nine months ended September 30, 2021, the Company earned approximately $90,000 on the investment. The Company uses the cost method of accounting to account for this investment.

13.    Special Purpose Acquisition Corporation

On March 24, 2021, the Company loaned $25,000 to its wholly-owned subsidiary, Sachem Sponsor LLC. Sachem Sponsor LLC used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of September 30, 2021, the Company had incurred approximately $281,000 of costs related to the the preparation and filing of the registration statement, including legal fees, accounting fees and filing fees as well organizational costs and an expense advance to the underwriter.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

15.    Subsequent Events

From October 1, 2021 through November 1, 2021, the Company sold 968,779 of its common shares in an at-the-market offering which raised $5,411,273 in net proceeds. (See Note 11.)

On October 13, 2021, the board of directors declared a dividend of $0.12 per common share payable on October 29, 2021 to shareholders of record as of October 25, 2021.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

16.  COVID-19

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide and has materially and adversely affected many businesses and as of September 30, 2021, the COVID-19 pandemic is ongoing. In response to the onset of the COVID-19 pandemic and the restrictions imposed by various states, including the States of Connecticut, Florida and New York to prevent, or at least reduce the risk of the spread of the virus, at the end of the first quarter of 2020 the Company adopted certain temporary programs, policies and guidelines designed primarily to preserve its liquidity, help its borrowers and protect its employees. In particular, the Company invested capital into its technology infrastructure over the course of 2020 and into 2021 to allow its employees to work remotely and remain effective in the event of office shutdowns.

Over the course of 2020 and into early 2021, the U.S. Congress has authorized over $4.0 trillion of stimulus payments to small businesses and individuals adversely impacted by COVID-19. In addition, the Federal Reserve Board has maintained its accommodative monetary policy. Finally, since December 2020, the U.S. Food and Drug Administration (“FDA”) has issued emergency use authorizations for three COVID-19 vaccines. The combination of these factors – stimulus, monetary easing and vaccination roll-out, appears to have had positive impact on general economic conditions. As a result, real estate values have stabilized and the Company has not experienced any significant increase in defaults.

Notwithstanding the foregoing, there are still concerns regarding mutations of the virus that might not be susceptible to the existing vaccines and there is still a significant portion of the worldwide population, including in the U.S., that is not vaccinated. In addition, the COVID-19 pandemic has exposed certain vulnerabilities in the U.S. economy that could materially and adversely impact our borrowers and, by extension the Company. These vulnerabilities include a labor shortage and supply chain disruptions, particularly with respect to building materials and appliances. If continuing concerns relating to the COVID-19 pandemic limit our ability to have meetings with potential borrowers, or our borrower’s ability to source materials and services to complete construction in process, the Company’s business and operations could be adversely impacted. The extent to which COVID-19 impacts the Company’s business and operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the Company’s business, operations and financial condition may be materially adversely affected.

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

Review of the first Nine Months of 2021 and Outlook for Balance of Year

Compared to the first nine months of 2020, revenue increased 62.5%, net income to common shareholders increased 21.9%, and earnings per share increased $0.02 per share. The revenue increase was directly related to an increase in interest income of 58.8%, which reflects growth in our lending activities. The increase in revenue was offset by an 90.6% increase in total operating costs and expenses. The increase in operating expenses is mainly attributable to a 111.6% increase in interest expense and amortization of deferred financing costs and a 76.5% increase in compensation and related expenses. The increase in compensation expense is mainly attributable to the addition of a Chief Operating Officer in July 2020 and a Chief Investment Officer in April 2021, positions that are part of our long-term growth strategy. In addition, we added support staff in our operations and finance teams to assist in the servicing of our loan portfolio. The increase in net income to common shareholders was generally related to the growth in our loan portfolio and significant origination fee income. Mortgages receivable increased by 77.2% or $95.8 million compared to September 30, 2020, while cash and cash equivalents and investment securities increased 127.7% or $42.3 million. The increase in cash and cash equivalents and investment securities was due primarily to $30.9 million of net proceeds from the sale of common shares, and $45.5 million of net proceeds from the sale of our 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”).

Our primary business objective remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive operational excellence, we have embarked on a broad change management initiative to review, assess, and upgrade – or transform if necessary – our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. To that end, in the third quarter of 2021 we rolled out a new underwriting model that autmotated the production of our loan documentation – term sheets, proof of funds, etc. The automation allows for more accurate and timely processing of loans, thus increasing loan production while keeping our employee headcount down. In addition, we have focused on developing relationships with larger scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

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

In terms of our outlook for the remainder of 2021, the biggest challenge remains the unknown impact of COVID-19 and future actions that may be taken to contain the spread of COVID-19. Keeping our workforce healthy and safe is our number one priority and we are following the updated guidelines and recommendations issued by the State of Connecticut and Centers for Disease Control. We continue to encourage employees to stay home when sick and encourage working from home when possible. In the event of a positive COVID-19 test result, Sachem employees inform management and follow state testing and contact tracing protocols. We have not been immune to the virus striking our employees and their family members. Fortunately, none of these occurrences has been life-threatening. However, to mitigate the risk of office closure and to ensure business continuity, our employees are equipped so they can seamlessly work remotely. This remote work set-up has proven to be effective since, at times during the pandemic, employees had to self-isolate based on their own health condition or that of an immediate family member. While loan processing and funding may have been marginally delayed, there was no material adverse impact to the service levels we provided our borrowers.

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

Other factors that we believe will impact our business for the remainder of 2021 include the following:

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

Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers.As borrowers have more choices, they are demanding better terms. As of September 30, 2021, the yield on our portfolio was 11.92% compared to 12.28% for the same period in 2020. We expect rate compression will continue for the balance of 2021.

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

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At September 30, 2021, our mortgage loan portfolio included 157 loans with future funding obligations, in the aggregate principal amount of $61,707,185, compared to 105 loans in the aggregate principal amount of $13,342,248 at September 30, 2020. The increase is due to an increase in construction loan originations, a large portion of which is in the Florida market. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In order to deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite the challenges we faced in 2020, the changing dynamics of the real estate finance marketplace and the impact of COVID-19, we continue to believe in the viability of our business model. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve on our existing underwriting and loan criteria. Specifically, we believe that the following factors will, in fact, help us deal with the uncertainties expected in the remainder of 2021:

●	From January through September 30, 2021, we funded approximately $154.8 million of mortgage loans including loan modifications and construction draws. The sources for these loans and draws included cash and cash equivalents at December 31, 2020 (approximately $19.4 million), short term marketable securities at December 31, 2020 (approximately $37.3 million), net proceeds from the sale of our Series A Preferred stock (approximately $45.5 million), net proceeds from the sale of common shares (approximately $30.9 million) and loan repayments (approximately $90.5 million). As of September 30, 2021, we had cash and cash equivalents and investment securities of approximately $75.3 million. We plan to use these funds during the remainder of 2021 to increase our mortgage loan portfolio. As of October 22, 2021 we had issued term sheets for new loans in the aggregate principal amount of approximately $75.6 million. Some of these loans may never get funded for a variety of reasons. In addition, as of October 22, 2021, we had applications in-house for loans totaling approximately $123.0 million. None of these loans have been approved and none may ever be approved.
●	Beginning in the second quarter of 2021, we significantly reduced our leverage, thereby mitigating the risks should economic conditions deteriorate. At September 30, 2021, our capital structure was 49.3% debt and 50.7% equity compared to 63% debt and 37% equity at March 31, 2021. The change was accomplished by selling equity – common shares and preferred shares – rather than by reducing our indebtedness. Our total indebtedness at September 30, 2021 was approximately $144.6 million, including deferred financing costs. Of this amount, approximately $30.1 million is the outstanding balance on our credit facility with Wells Fargo, which is currently accruing interest at the relatively modest rate of 1.5%. The remaining indebtedness, approximately $114.5 million, is the aggregate outstanding principal balance on our unsubordinated unsecured notes, which have a weighted average interest rate of 7.36% per annum. On the other hand, the notes provide us with operational flexibility. Other than interest, they do not have any significant costs and expenses, such as legal fees, collateral maintenance fees, unused facility fees, processing fees and the additional personnel costs relating to reporting and compliance. Second, they only have one financial covenant – an asset coverage ratio of 150%. There are no limitations in terms of the size of the mortgage loans we choose to fund, the markets in which we choose to operate and the nature of the collateral. Finally, the notes are unsecured.
●	On July 21, 2021, we consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Master Repurchase Agreement entered into in connection with the Facility (the “MRA”), we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor to the purchase price of the mortgage loan. We have also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. The MRA contains other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements. In addition, the Company has agreed that it will not (A) (i) pay any dividends or make distributions in excess of 90% of its taxable income, (ii) incur any indebtedness or (iii) purchase any of its capital stock, unless, in any case, it has an asset coverage ratio of at least 150%; and (B) has unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of its repurchase obligations. Churchill has the right to terminate the Facility at any time upon 180 days prior notice to the Company. The Company then has an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. (See Note 6 to the attached financial statements.)
●	We have made the necessary adjustments to our operations to replace our former co-chief executive officer by hiring new employees and re-assigning existing employees to new tasks. We now have a robust executive team that includes our chief executive and chief financial officer, a chief operating officer and a chief investment officer. In addition, we have added junior executives as well in accounting and administration. Although these new hires will result in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.

●	We have adjusted and refined our business strategy to address changes in the marketplace and our growth to-date. Specifically, we continue to strengthen our geographic footprint beyond Connecticut and the rest of New England with particular emphasis on Florida and Texas. In addition to the aforementioned states, our current mortgage loan portfolio includes loans secured by properties in New York, Arizona, South Carolina and California. We continue to look for opportunities in new markets that meet our underwriting and loan criteria.
●	We are funding larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and successful. In addition, we believe the migration to these types of loans will offset any rate compression and help us maintain a low foreclosure rate.
●	To leverage our expertise in real estate finance and our capital resources, on the one hand, and to capitalize on lending opportunities in specific markets, on the other, we plan to partner and invest with local “hard money” real estate lenders creating satellite offices under the “Sachem” influence. An advantage of this model is that these local lenders subscribe to a “Sachem” model using their own personal assets and those of other investor partners to fund loan opportunities and operations which increases their capital commitment to the opportunity. Under these arrangements, we would provide loan funding capital as well as our underwriting and servicing expertise and our local partners would provide us with “boots on the ground” lending opportunities. We recently leased office space in Austin, Texas, which is manned by one of our shareholders who lives in the area as well as a sales and marketing campaign, primarily via Google advertising, in the hopes of building a robust pipeline to supplement our operator and to develop the Sachem brand in Texas. We also have had preliminary discussion with local lenders in other markets, including Orlando, Florida, Greenwich, Connecticut, Charlotte, North Carolina and Atlanta, Georgia. We plan to continue these discussions and scout other locations as well. However, we have not yet entered into any definitive agreements and we cannot assure you that we will be able to consummate any such partnerships or joint ventures on terms that will be acceptable to all parties.
●	On March 24, 2021, we loaned $25,000 to our wholly-owned subsidiaiary, Sachem Sponsor LLC. Sachem Sponsor used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Sachem Acquisition Corp.’s registration statement on Form S-1 is currently under SEC review.

Operational and Financial Overview

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5% to 14.2% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” ranging from 2% to 5% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. Since we treat an extension or renewal of an existing loan as a new loan, we also receive additional “points” and other loan-related fees in connection with those transactions. Interest is always payable monthly in arrears. As a matter of policy, we do not make any loans if the loan-to value ratio exceeds 70%. In the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. Finally, we have adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, taking into consideration the loan under consideration, unless otherwise approved by our board of directors. At September 30, 2021, we had one borrower whose outstanding loans, in the aggregate principal amount of $22.3 million, represented 10.2% of our mortgage loan portfolio.  In addition, we had a second borrower with loans having an aggregate outstanding principal amount of $10.0 million, which represented approximately 4.6% of our mortgage loan portfolio.  However, our total funding obligations to this borrower are approximately $23.4 million.  On a fully funded basis, the total amount outstanding to this borrower would have represented approximately 10.0% of our mortgage loan portfolio as of September 30, 2021. Our revenue consists primarily of interest earned on our loan portfolio. As of March 31, 2021, our capital structure was weighted towards more debt versus equity and debt service has become a significant factor in determining our net income. As of September 30, 2021 our capital structure shifted and is more balanced -- approximately 49.3% debt and 50.7% equity. Most of our debt, approximately $114.5 million, is unsecured unsubordinated 5-year notes. The weighted average interest rate on these notes is 7.36%. In addition, we had a balance of approximately $30.1 million at September 30, 2021 under our margin loan account with Wells Fargo. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate on this loan as of September 30, 2021 was 1.5%.

In addition, our net income for the three and nine months ended September 30, 2021 has been adversely impacted by a reduction in the yield on our mortgage loan portfolio as well as $90.4 million of loan payoffs during the nine month period compared to $55 million for all of 2020. In the first nine months of 2021, we realized faster payoff of investment “fix and flip” loans with these projects coming to fruition quicker due to a stronger real estate market and, we believe, our sound underwriting and analysis of each project. The velocity with which our loans are paid off reflects the health of our portfolio. Despite these payoffs, we were able to redeploy the capital into new loans, boosting the yield to our shareholders by recognizing origination fees over shorter durations than originally underwritten. Our strategy continues to be to adhere to our current underwriting guidelines, which we believe will allow us to continue to grow our loan portfolio while protecting and preserving capital in a manner that provides attracted risk-adjusted returns to our shareholders.

For the nine months ended September 30, 2021 and 2020, the yield on our mortgage loan portfolio was 11.92% and 12.28%, respectively. For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable. We believe the interest rate compression will continue to be a factor for the remainder of 2021 as we implement our new strategy focusing on larger loans, secured by higher quality properties being developed by more seasoned developers with a history of successful development projects. On the other hand, since the interest rate on our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression if and when interest rates begin to increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

We seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. At September 30, 2021, approximately 87.6% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At September 30, 2021, eight of our mortgage loans were the subject of enforcement or collection proceedings. The aggregate amount due on these loans, including principal, unpaid accrued interest and borrower charges, was approximately $892,000, representing approximately 0.4% of our aggregate mortgage loan portfolio. In the case of each of these loans, we have determined the value of the collateral exceeds the aggregate amount due. To date, the aggregate amount of realized losses on our loan portfolio have been de minimis.

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

In June 2021 and July 2021, we raised aggregate net proceeds of approximately $45.5 million (after deducting underwriting discounts and commissions and offering expenses) from the sale of 1,903,000 shares of our Series A Preferred Stock in the Series A Offering (defined below) as described in Liquidity and Capital Resources below and Notes 11 and 14 to the accompanying financial statements. The Series A Preferred Stock is listed on the NYSE American and began trading under the symbol “SACHPRA” on July 6, 2021.

We do not have any formal policy limiting the amount of indebtedness we may incur. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At September 30, 2021, debt represented approximately 49.3% of our total capital. To grow the business and satisfy the requirement to pay out 90% of net profits, starting in June 2019 we gradually raised our debt level from 41.7% to as much as 63.0% of our total capital in the second quarter of 2021. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Our total outstanding indebtedness at September 30, 2021 was approximately $144.6 million, which included a credit line loan of approximately $30.1 million and three series of unsecured, unsubordinated five-year notes having an aggregate original principal amount of approximately $114.5 million (collectively, the “Notes”), including deferred financing costs. The Notes include notes having an aggregate principal amount of approximately $23.7 million bearing interest at the rate of 7.125% per annum and have a maturity date of June 30, 2024 (the “June 2024 Notes”); notes having an aggregate principal amount of $34.5 million bearing interest at the rate of 6.875% per annum and have a maturity date of December 30, 2024 (the “December 2024 Notes”); and notes having an aggregate original principal amount of approximately $56.4 million, bearing interest at the rate of 7.75% per annum and have a maturity date of September 30, 2025 (the “2025 Notes”). All three series of Notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest). Interest on all three series of Notes is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year the Notes are outstanding.

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

We have a margin loan account with Wells Fargo, which is secured by our portfolio of short-term securities and has a balance of approximately $30.1 million at September 30, 2021. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate at September 30, 2021 is 1.5%.

On July 21, 2021, we consummated a $200 million Facility with Churchill, a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-dayLIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Facility are secured by a lien on the mortgage loans sold to Churchill. The Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. (See above and Note 6 to the attached financial statements.)

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Total revenue

Total revenue for the three months ended September 30, 2021 was approximately $8.5 million compared to approximately $4.3 million for the three months ended September 30, 2020, an increase of approximately $4.3 million, or 99.5%. The increase in revenue is primarily attributable to the growth in our lending operations as a direct result of our receipt of approximately $45.5 million from the sale of the the Series A Preferred Stock as well as the velocity at which existing loans are repaid and our ability to quickly recycle those proceeds into new loans and generate new origination fees. For the 2021 period, interest income was approximately $6.1 million compared to approximately $3.5 million for the 2020 period, representing an increase of approximately $2.6 million or 75.5%. Origination fees increased to approximately $999,300 for the 2021 period compared to approximately $393,100 for the 2020 period. Investment income for the 2021 period was approximately $275,700 compared to approximately $32,500 for the 2020 period. This increase reflects reflects both a larger investment portfolio and more favorable market conditions during 2021. In the 2021 period we had approximately $256,400 of gains from the sale of investment securities compared to a loss of approximately $22,000 for the 2020 period. Other income was approximately $579,700 for the 2021 period compared to approximately $337,000 for the 2020 period, an increase of approximately $242,900, or 72.1%.

Operating costs and expenses

Total operating costs and expenses for three months ended September 30, 2021 were approximately $4.2 million compared to approximately $2.1 million for the three months ended September 30, 2020, an increase of approximately $2.1 million or 97.9%. The increase in operating costs and expenses is primarily attributable to the increase in interest expense and amortization of deferred financing costs, which, in turn, is a direct result of an increase in our overall indebtedness, particularly our unsubordinated unsecured notes. At September 30, 2021, total indebtedness was approximately $144.6 million and the aggregate outstanding principal amount of our notes was approximately $114.5 million (including deferred financing costs). In comparison, at September 30, 2020, the corresponding amounts were approximately $84.6 million and $72.5 million, respectively. In the 2021 period, interest and amortization of deferred financing costs was approximately $2.6 million compared to approximately $1.3 million in the same 2020 period, an increase of approximately $1.3 million, or 105.2%. The balance of the increase in operating expenses was attributable to (i) professional fees, which increased approximately $25,300, or 16.0%, (ii) compensation, fees and taxes which increased approximately $271,200, or 54.2%, (iii) general and administrative expenses which increased approximately $149,700, or 103.1%, an impairment loss of approximately $150,000 and an increase in the loss on sale of real estate of approximately $91,600. In November 2019 one of our co-chief executive officers and our director of marketing resigned, which reduced our compensation expense in the three months ended September 30, 2020. Since July 2020, we hired a chief operating officer, chief investment officer and junior executives in accounting and administration, which resulted in increased compensation for the three and nine month periods ended September 30, 2021.

Comprehensive income

For the quarter ended September 30, 2021, we reported an unrealized loss on investment securities of approximately $500,000 reflecting the decrease in the market value of such securities since June 30, 2021. For the quarter ended September 30, 2020, we reported an unrealized loss on investment securities of approximately $73,000 reflecting the decrease in the market value of such securities since June 30, 2020.

Net Income

Net income attributable to common shareholders for the three months ended September 30, 2021 was approximately $3.4 million, or $0.12 per share, compared to approximately $2.1 million, or $0.10 per share for the three months ended September 30, 2020.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Total revenue

Total revenue for the nine months ended September 30, 2021 was approximately $20.9 million compared to approximately $12.9 million for the nine months ended September 30, 2020, an increase of approximately $8.1 million, or 62.5%. The increase in revenue is primarily attributable to the growth in our lending operations. For the 2021 period, interest income was approximately $15.3 million compared to approximately $9.6 million for the 2020 period, representing an increase of approximately $5.7 million or 58.8%. Origination fees increased to approximately $2.3 million for the 2021 period compared to approximately $1.6 million for the 2020 period. Investment income increased to approximately $699,000 for the 2021 period compared to approximately $163,000 for the 2020 period due to our larger investment portfolio and more favorable market conditions during 2021. Net gain on the sale of investment securities was approximately $212,000 for the 2021 period compared to net gains of approximately $415,000 for the 2020 period. Other income was approximately $1.6 million for the 2021 period compared to approximately $904,000 for the 2020 period, an increase of approximately $676,000, or 74.8%. Finally, in the 2021 period we recognized gain on the forgiveness of debt of approximately $257,800.

Operating costs and expenses

Total operating costs and expenses for the nine months ended September 30, 2021 were approximately $11.9 million compared to approximately $6.3 million for the nine months ended September 30, 2020, an increase of approximately 90.6%. The increase in operating costs and expenses is primarily attributable to the increase in our unsecured bond debt while growing our lending operations and for the reasons discussed herein. In the 2021 period, interest and amortization of deferred financing costs was approximately $7.5 million compared to approximately $3.6 million in the same 2020 period, an increase of approximately $4.0 million, or 111.6%. The balance of the increase in operating expenses was attributable to (i) professional fees, which increased approximately $266,000, or 66.2%, (ii) compensation, fees and taxes which increased approximately $943,000, or 76.5%, (iii) general and administrative expenses which increased approximately $290,000, or 70.3% and (iv) an increase in the loss on sale of real estate of approximately $104,000. In November 2019 one of our co-chief executive officers and our director of marketing resigned, which reduced our compensation expense in the nine months ended September 30, 2020. Since July of 2020, we hired a chief operating officer, chief investment officer and junior executives in accounting and administration, which resulted in increased compensation for the nine month periods ended September 30, 2021.

Comprehensive income

For the nine months ended September 30, 2021, we reported an unrealized loss on investment securities of approximately $612,000 reflecting the decrease in the market value of such securities since December 31, 2020. For the nine months ended September 30, 2020, we reported an unrealized gain on investment securities of approximately $13,282 reflecting the increase in the market value of such securities since December 31, 2019.

Net Income

Net income attributable to common shareholders for the nine months ended September 30, 2021 was approximately $8.1 million, or $0.32 per share, compared to $6.6 million, or $0.30 per share for the nine months ended September 30, 2020.

Liquidity and Capital Resources

At September 30, 2021, cash and cash equivalents and investment securities totaled approximately $75.3 million compared to approximately $56.7 million at December 31, 2020. This increase is attributable to approximately $45.5 million of net proceeds from our Series A Offering (defined below) as well as common stock issuances.

Total assets at September 30, 2021 were approximately $313.4 million compared to approximately $226.7 million at December 31, 2020, an increase of approximately $86.7 million, or 38.2%. The increase was due primarily to an increase in cash and cash equivalents and investment securities of approximately $18.6 million, our mortgage loan portfolio of approximately $64.3 million, investment in partnership of approximately $1.8 million, a net increase in property and equipment of approximately $756,000, and increases in due from borrowers of approximately $1.4 million and interest and fees receivable of approximately $885,000, offset by a decrease in real estate owned of approximately $2.1 million.The increase in property and equipment is due to the purchase of an office building in Branford, Connecticut that we expect to become our new corporate headquarters in 2022.

Total liabilities at September 30, 2021 were approximately $154.6 million compared to approximately $145.8 million at December 31, 2020, an increase of approximately $8.8 million, or approximately 6.1%. This increase is principally due to an increase in our line of credit of approximately $2.0 million, advances from borrowers of approximately $8.2 million (of which a majority represented prepaid interest), and deferred revenue of approximately $1.8 million, offset by decrease in dividends payable of approximately $2.7 million, mortgage payable of approximately $768,000, other loans of approximately $258,000, and accounts payable and accrued expenses of approximately $180,000.

Total shareholders’ equity at September 30, 2021 was approximately $158.8 million compared to approximately $80.9 million at December 31, 2020, an increase of approximately $77.8 million. This increase was due primarily to our closing of the Series A Offering on June 29, 2021 and the partial exercise of the overallotment option to purchase an additional 203,000 shares of Series A Preferred Stock with aggregate net proceeds of approximately $45.5 million, net proceeds of approximately $30.9 million from the sale of stock and our net income to common shareholders of approximately $8.1 million.

Net cash provided by operating activities for the nine months ended September 30, 2021 was approximately $17.3 million compared to approximately $7.4 million for same 2020 period. For the 2021 period net cash provided by operating activities consisted primarily of net income of approximately $9.0 million, amortization of deferred financing costs and bond discount of approximately $839,400, an impairment loss of approximately $469,000, increase in deferred revenue of approximately $1.8 million, and an increase in advances from borrowers of approximately $8.2 million, offset by a gain on sale of marketable securities of approximately $212,400 and a gain on forgiveness of debt of approximately $257,800, and an increase in interest and fees receivable of approximately $885,400, other receivables of approximately $361,000 and due from borrowers of approximately $1.4 million. For the 2020 period net cash from operations consisted primarily of net income of approximately $6.6 million, an impairment loss of $495,000, depreciation and amortization of deferred financing cost of approximately $357,500, an increase in advances from borrowers of approximately $565,700, and accounts payable and accrued expenses of approximately $272,600, offset by a realized gain on investments of approximately $415,300, increases in interest and fees receivable of approximately $180,300, amounts due from borrowers of approximately $273,200, and prepaid expenses of approximately $82,100, and a decrease in deferred revenue of approximately $91,000.

Net cash used for investing activities for the nine months ended September 30, 2021 was approximately $85.0 million compared to approximately $41.4 million for the comparable 2020 period. For the 2021 period, net cash used for investing activities consisted primarily of net principal disbursements for mortgages receivable of approximately $64.3 million, purchase of an interest in investment partnership of approximately $1.8 million, net purchases of investment securities of approximately $19.2 million, acquisitions of and improvements to real estate owned of approximately $333,400, purchase of property and equipment of approximately $817,800 and costs in connections with investment activities of approximately $281,000, offset by proceeds from the sale of real estate owned of approximately $1.8 million. For the 2020 period, net cash used for investing activities consisted primarily of net principal disbursements for mortgages receivable of approximately $30.2 million, net purchases of investment securities of approximately $11.3 million and the purchase of property and equipment of approximately $118,000, and improvements to real estate owned of approximately $1.6 million, offset by proceeds from the sale of real estate owned of $1.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2021 was approximately $67.5 million compared to approximately $20.5 million for the comparable 2020 period. Net cash provided by financing activities for the 2021 period consists principally of the net proceeds from issuance of common shares of approximately $30.9 million, net proceeds from the issuance of preferred stock of approximately $45.5 million and proceeds from our line of credit of approximately $2.0 million, which increases were offset by dividends paid on common stock of approximately $8.8 million, dividends paid on preferred stock of approximately $932,000, repayment of mortgage payable of approximately $768,000 and financing costs incurred of approximately $451,000. Net cash provided by financing activities for the 2020 period consists principally of the net proceeds from the issuance of fixed rate notes of approximately $14.4 million, proceeds from our line of credit of approximately $12.1 million and proceeds from other loans of approximately $258,000, which were offset by dividends paid of approximately $5.3 million and the payment of financing costs of approximately $852,000.

In June 2021 and July 2021, we raised aggregate net proceeds of approximately $45.5 million (after deducting underwriting discounts and commissions and offering expenses) from the sale of an aggregate of 1,903,000 shares of our Series A Preferred Stock in a firm commitment underwritten public offering at a public offering price of $25.00 per share, equal to the liquidation preference (the “Series A Offering”) as described in Notes 11 and 14 to the accompanying financial statements.

On July 21, 2021, we consummated a $200 million Facility with Churchill, a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. We intend to use the proceeds from the Facility to finance the continued expansion of our lending business and for general corporate purposes. (See above and Note 6 to the attached financial statements.)

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

Our long-term cash needs will include principal payments on outstanding indebtedness, preferred dividends and funding of new mortgage loans. Funding for long-term cash needs will come from unused net proceeds from financing activities, operating cash flows and proceeds from sales of real estate owned.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

Subsequent Events

From October 1, 2021 through November 1, 2021, we sold 968,779 common shares in an at-the-market offering (see Note 11) which raised $5,411,273 in net proceeds.

On October 13, 2021, the board of directors declared a dividend of $0.12 per common share payable on October 29, 2021 to shareholders of record as of October 25, 2021.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of September 30, 2021, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Operating lease obligation	$6,044	$4,393	$1,651	$—	$—
Unfunded loan commitments	61,707,185	61,707,185	—	—	—
Total contractual obligations	$61,713,229	$61,711,578	$1,651	$—	$—

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

Item 4.CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer (the same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer (same person) concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item1A.Risk Factors

We have two borrowers who each account for a significant portion of our loan portfolio.

We have various policies in place to reduce the risk to the company should a borrower default on its obligations to us. One of these policies prohibits us from making loans to any single borrower or group of related borrowers if the total indebtedness of such borrower or borrowers would exceed ten percent (10%) of our mortgage loan portfolio at that time, unless otherwise approved by our Board of Directors. At September 30, 2021, we had one borrower whose outstanding loans, in the aggregate principal amount of $22.3 million, represented 10.2% of our mortgage loan portfolio. In addition, we had a second borrower with loans having an aggregate outstanding principal amount of $10.0 million, which represented approximately 4.6% of our mortgage loan portfolio. However, our total funding obligations to this borrower is approximately $23.4 million. On a fully funded basis, the total amount outstanding to this borrower would have represented approximately 10.0% of our mortgage loan portfolio as of September 30, 2021. While neither borrower is currently in default of its obligations to us and we believe that the loans to these borrowers are adequately secured, we cannot assure you that a default by either of these borrowers would not have a material adverse impact on our business, operations and financial condition.

We have significant unfunded commitments to existing borrowers. If we are unable to fund these commitments, we may be subject to borrower legal claims.

At September 30, 2021, we had unfunded commitments under existing loans of approximately $61.7 million. We do not record these unfunded commitments as liabilities on our balance sheets as the unfunded portion of the loans are not included in the outstanding mortgage loan balances. We also have not created a reserve for these unfunded commitments. However, we try to maintain a reasonable amount of working capital at all times, although not in amounts sufficient to cover all our deferred funding obligations. In addition, we also have the ability to borrow funds against our portfolio of marketable securities, although the value of these securities in our account fluctuate regularly based on our liquidity and demand for our loans. We also can raise capital through the Churchill credit facility. Nevertheless, there is a possibility that demands for funding under existing loans could exceed our available working capital and if we fail to meet our funding obligations, we may be subject to legal claims by the borrowers. This could have a material and adverse impact on our business reputation, our operations as well as our financial condition.

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

10.10	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between the Company and Churchill MRA Funding I LLC. (12)
10.11	Custodial Agreement, dated as of July 21, 2021, among the Company, Churchill MRA Funding I LLC. and U.S. Bank National Association. (12)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended, (SEC File No.: 333-214323) and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended, (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on July 8, 2020 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: November 3, 2021	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)