Form 10-K
period 2021-12-31
Sachem Capital Corp.
filed 2022-03-31
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

203-433-4736

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC
7.125% notes due 2024	SCCB	NYSE American LLC
6.875% notes due 2024	SACC	NYSE American LLC
7.75% notes due 2025	SCCC	NYSE American LLC
6.00% notes due 2026	SCCD	NYSE American LLC
6.00% notes due 2027	SCCE	NYSE American LLC

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

As of June 30, 2021, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates, computed by reference to the closing price for a common share on the NYSE American LLC on such date, was approximately $125.8 million.

As of March 30, 2022 the registrant had 35,513,887 common shares, $0.001 par value outstanding.

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

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this Report. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.Unless the context otherwise requires, all references in this Report o “Sachem Capital,” “we,” “us” and“our” refer to Sachem Capital Corp., a New York corporation.

PART I

Item 1. Business

Background

We were organized as a New York corporation in January 2016 under the name HML Capital Corp. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 9, 2017, we completed our initial public offering (the “IPO”) in which we issued and sold 2.6 million of our common shares, $.001 par value per share, (our “Common Shares”). We believe that since the consummation of the IPO, we have qualified as a real estate investment trust (“REIT”) and we elected to be taxed as a REIT beginning with our 2017 tax year. We believe that it is in the best interests of our shareholders that we continue to operate as a REIT. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%) we will maintain our REIT status, but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we are also subject to federal excise taxes and minimum state taxes. Finally, we intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.

Business Overview

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., three years or less) loans secured by first mortgage liens on real property located primarily in the Northeastern United States and Florida. Our typical borrower is a real estate investor or developer who will use the proceeds to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties and that are held for investment or sale. The mortgaged property may or may not be income producing. We do not lend to owner-occupants. Our loans are referred to in the real estate finance industry as “hard money loans” primarily because they are secured by “hard” (i.e., real estate) assets.

Our principal place of business is located in Branford, Connecticut and, since inception, our lending activity was concentrated almost exclusively in Connecticut and a few surrounding states. However, over the last two years, we have extended our geographic footprint significantly. While most of our loans, by number and amount, are still made in Connecticut, the percentages are declining. At December 31, 2021, our mortgage loan portfolio was spread across 14 states. Connecticut loans represented approximately 72.7% of our portfolio measured by number of loans and only 55.1% measured by the loan balances. Similarly, historically our primary focus has been on small loans – less than $500,000. Over the last two years, our strategy shifted and we began to actively pursue larger loans. At December 31, 2021, loans having an outstanding principal balance of $500,000 or less still represented 78.8% of the number of our loans in our portfolio but these loans only accounted for 26.1% of the amount of our loan portfolio.

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 14.2% per year and a default rate of 18% per year. We usually receive origination fees, or “points,” generally ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan, such as inspection fees. We also receive additional “points” and other loan-related fees in connection with a renewal or extension of an existing mortgage loan. Interest is always payable monthly in arrears. Recently, as loan sizes have increased, we have required our borrowers to set up interest reserves that are funded with a minimum of one year’s interest payments. Generally, we limit the amount of a loan to 70% of the value of the property securing the loan. However, we will consider loans with a higher loan to value ratio if there are other factors that we believe mitigate the risk. Those other factors could be additional collateral, the credit profile of the borrower, any prior history that we have with the borrower, the quality of the property or the nature of the local real estate market in which the property is located. Also, in the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral. We also adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after accounting for the loan under consideration. Finally, any loan with an original principal amount exceeding $5 million must be approved by the Board of directors (the “Board”).

Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective via a simple, yet compelling, two-prong strategy: accelerate profitable growth and drive operational excellence. We will continue to selectively originate loans and carefully manage our loan portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions, economic cycles and high-growth geographies.

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

The Market Opportunity

We expect 2022 to be a challenging year. First, the novel corona virus known as COVID-19 remains a concern as the risk of new variants and the attendant personal and economic disruption is still prevalent. Second, the repercussions of the Ukrainian-Russian conflict and its geopolitical and economic impact is not fully known at this time. Finally, the Federal Reserve Board has started to raise interest rates, which could reduce the rate of growth of the U.S. economy. Nevertheless, we believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of our flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly.

Our Business and Growth Strategies

Our primary business objective remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. To drive operational excellence, we have embarked on a broad change management initiative to review, assess, and upgrade — or transform if necessary — our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. To that end, in the third quarter of 2021 we rolled out a new underwriting model that automated the production of our loan documentation — term sheets, proof of funds, etc. The automation allows for more accurate and timely processing of loans, thus increasing loan production while keeping our employee headcount down. In addition, we have begun to focus on developing relationships with larger scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We are also targeting larger-value commercial loans with strong, experienced sponsors. We believe that our ability to react quickly and our flexibility to structure loans that meet the needs of borrowers, our knowledge of the primary real estate markets in which we lend, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective.

Our strategy to achieve our objective also includes the following:

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;
●	take advantage of the prevailing economic environment, current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;
●	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle;

●	increase the size and quality of our mortgage loans and expand our geographic footprint to reduce our exposure to adverse market conditions that have a disproportionate impact on a single asset class or geographic area;
●	maintain our status as a publicly-held company, subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which gives us immediate access to the public markets for much-needed capital; and
●	continue to operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

In 2021 we began to execute on this strategy:

●	We adjusted and refined our business strategy to address changes in the marketplace and our growth to-date. Specifically, we continue to strengthen our geographic footprint beyond Connecticut. At December 31, 2021, we had loans in 13 other states -- California, Florida, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee and Texas. We continue to expand our presence in these states as well as seek opportunities in other markets that meet our underwriting and loan criteria.
●	We are funding larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and that have a history of successful real estate development. In addition, we believe the migration to these types of loans will offset any rate compression and help us maintain a low foreclosure rate.
●	To leverage our expertise in real estate finance and our capital resources, on the one hand, and to capitalize on lending opportunities in specific markets, on the other, we plan to partner and invest with local “hard money” real estate lenders creating satellite offices under the “Sachem” influence. An advantage of this model is that these local lenders subscribe to a “Sachem” model using their own personal assets and those of other investor partners to fund loan opportunities and operations which increases their capital commitment to the opportunity. Under these arrangements, we would provide loan funding capital as well as our underwriting and servicing expertise and our local partners would provide us with “boots on the ground” lending opportunities. We recently leased office space in Austin, Texas on a short-term basis for nominal rent, and we have a sales and marketing campaign, primarily via Google advertising, at nominal cost, in the hopes of building a robust pipeline to supplement our operator and to develop the Sachem brand in Texas. We retained the services of one person to oversee our Austin office. He is not an employee and will be compensated solely upon our successful consummation of a loan opportunity with a borrower. We also have had preliminary discussions with local lenders in other markets, including Orlando, Florida, Greenwich, Connecticut, Charlotte, North Carolina and Atlanta, Georgia. We plan to continue these discussions and scout other locations as well. However, we have not yet entered into any definitive agreements and we cannot assure you that we will be able to consummate any such partnerships or joint ventures on terms that will be acceptable to all parties.

We believe that the primary challenges for us in 2022 will be the following:

COVID-19. The possiblity of new, highly transmittable variants of the COVID-19 virus, could adversely impact our business. Generally, we follow the updated guidelines and recommendations issued by the State of Connecticut and Centers for Disease Control. We continue to encourage employees to stay home when sick and encourage working from home when possible. In the event of a positive COVID-19 test result, our employees are expected to inform management immediately and follow state testing and contact tracing protocols. To mitigate the risk of office closure and to ensure business continuity, our employees are equipped so they can seamlessly work remotely. This remote work set-up has proven to be effective since, at times during the pandemic, employees had to self-isolate based on their own health condition or that of an immediate family member. While loan processing and funding may have been marginally delayed, there was no material adverse impact to the service levels we provided our borrowers. In the event we are forced to close our physical office, we think it likely that there would be some adverse impact. For example, the underwriting process would continue to function but would take longer to complete without immediate access to background and credit profiles. Loan committee meetings would continue to be held virtually (as they are under normal conditions) but the loan approval process may incur delay or not be as thorough and efficient as in the past. In addition, we may not be able to meet with borrowers or potential borrowers, including physical property inspections, which could adversely impact our ability to service our loans, monitor compliance and originate new loans. Finally, the filing of loan documents with the various recording offices may be delayed.

Interest rate compression. For the years ended December 31, 2021 and 2020, the weighted yield on our mortgage loan portfolio was 11.57% and 11.79%, respectively. (For this purpose, weighted yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) We believe the interest rate compression will continue to be a factor in 2022, particularly as the Federal Reserve Board has begun to increase interest rates, thereby increasing borrowing costs and the cost of capital. This will not impact our fixed rate indebtedness but will have a direct impact on our future borrowing costs and on our adjustable rate obligations. We seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year.

Geopolitical concerns. The Russian Ukrainian war has caused market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. The true ramifications of this conflict and their impact on the markets and our business are not fully known at this time. While our business is purely domestic, we are impacted by market volatility and cybersecurity threats. We will continue to monitor the situation closely and continue to take preventive measure and intend to respond appropriately to any threats to our operations.

Increased competition. In the past, our primary competitors were other non-bank real estate finance companies (similar to Sachem Capital Corp.), community and, in some cases, regional banks and other financial institutions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. Clearly, the primary driver for these new market participants is the need to generate yield. These competitors, generally, are well-funded and aggressive in terms of pricing. Our principal competitive advantages include our size, our ability to access the public markets for working capital, and our ability to address the needs of borrowers in terms of timing and structuring loan transactions. We believe these advantages still apply.

Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers. As borrowers have more choices, they are demanding better terms. This is particularly true as we focus more on larger loans and borrowers with better credit histories.

Property value fluctuations. We remain aware of property value market cycles and utilize a dashboard of indicators to track property value trends. Our response to this development is to adhere to our underwriting guidelines, to take other measures to mitigate risk where appropriate and to aggressively enforce our rights when loans go into default. Some of our indicators within our dashboard are interest rate changes impacting mortgage rates, days-on-market, pending sales, National Association of Home Builders’(“NAHB”) Housing Market Index, and the Senior Loan Officer Opinion Survey, among others.

Increased operating expenses. Our operating expenses for 2021 were considerably higher than they were in 2020. This was due to a number of factors, including our higher debt load and increases in compensation expense as we hired new personnel and increased salaries of existing employees to administer and service a larger loan portfolio, more complex loan transactions and to manage the overall increase in the size of our operations. We expect this trend to continue in 2022. Finally, we expect our aggregate dividend payments will be higher in 2022 than in 2021 due to an increase in the number of Common Shares outstanding and the preferred shares that we issued in June 2021.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2021, our mortgage loan portfolio included 177 loans with future funding obligations, in the aggregate principal amount of approximately $89.2 million, compared to 116 loans with future funding obligations in the aggregate principal amount of approximately $19.1 million at December 31, 2020. The increase is due to an increase in construction loan originations, a large portion of which is in the Florida market. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In order to deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite the challenges we faced in 2021, including the changing dynamics of the real estate finance marketplace and the ongoing impact of COVID-19, and the challenges we expect to encounter in 2022, we continue to believe in the viability of our business model. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve on our existing underwriting and loan criteria. Specifically, we believe that the following factors will impact our performance in 2022.

●	Strong balance sheet. At December 31, 2021, we had approximately $180 million of shareholders’ equity and total indebtedness for borrowed money of approximately $219.3 million (including deferred financing costs). Thus, our capital structure was approximately 56.9% debt and 43.1% equity compared to approximately 64.3% debt and 35.7% equity at December 31, 2020. Our equity includes 1,903,000 shares of Series A Preferred Stock, which carries a dividend rate of 7.75% per annum.
●	Access to capital. As a public company subject to the reporting requirements of the Exchange Act, we are able to access the public markets for capital. Through December 31, 2021, we raised approximately $320 million (gross proceeds) through public offerings of our equity and debt securities. We have used the net proceeds from these offerings to increase our business.
●	Liquidity. In addition, to our capital raises through the public markets, we have three other sources of liquidity: (i) a $200 million master repurchase financing facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York; (ii) a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”); and (iii) a $1.4 million mortgage loan with New Haven Bank (the “NHB Mortgage”) that we used to finance the purchase and renovation of what will be our new corporate headquarters. As of December 31, 2021, we had cash and cash equivalents of approximately $41.9 million and investment securities, net of the Wells Fargo Loan, of approximately $27.5 million.
●	Management. We have made the necessary adjustments to our operations to replace one of our former co-chief executive officers by hiring new employees and re-assigning existing employees to new tasks. Our current senior management team includes our chief executive and chief financial officer (John L. Villano), a chief investment officer and director of investor relations (William C. Haydon) and a vice president - finance and operations (Nicholas M. Marcello). In addition, we have added personnel in operations, accounting and administration to accommodate the growth of our business. Although these new hires will result in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.

Our Competitive Strengths

We believe our competitive strengths include:

●	History of successful operations. We commenced operations as a limited liability company in December 2010 with three investors and limited equity capital. Since our inception through December 31, 2021, we have funded approximately 1,700 mortgage loans having an aggregate principal amount of approximately $643.0 million. Immediately prior to the IPO, we had approximately 155 investors and approximately $27 million of members’ equity. At December 31, 2021, we had shareholders’ equity of approximately $180 million. Through December 31, 2021, we raised approximately $153.8 million (gross proceeds) in equity capital and approximately $166.3 million (gross proceeds) of debt capital. Similarly, since the IPO, our mortgage loan portfolio has grown from $33.8 million to $292.3 million at December 31, 2021. In addition, at December 31, 2021, we had approximately $41.9 million of cash and cash equivalents and approximately $60.6 million of investment securities. We have reported net profits in every quarter since our IPO.
●	Long-standing relationships. We have ongoing relationships with many of our borrowers. At December 31, 2021, our loan portfolio included 167 loans having an aggregate principal balance of approximately $36.4 million that were extensions of prior loans. Customers are also a referral source for new borrowers. As long as these borrowers remain active real estate investors, they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.

●	Competent workforce. Our employees are multi-skilled professionals who have a strong “team” orientation, a “continuous process improvement” mentality, and an authentic desire to learn all aspects of our business and contribute wherever and however they are needed.
●	Knowledge of the market. We have an intimate knowledge of the Connecticut real estate market, which enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors. We have also established relationships with locals in other markets, such as Naples, Florida and Austin, Texas, to provide us with visibility, lending opportunities and local color.
●	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include multiple checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, the value of the property and, where available, other forms of collateral.
●	Vertically integrated loan origination platform. As a general rule, our strategy is to service and manage the loans we originate until they are paid. We manage and control the loan process from origination through closing with our own personnel or independent third parties, including legal counsel and appraisers, with whom we have relationships. Together, these individuals constitute a team highly experienced in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to execute opportunities quickly and efficiently.
●	Structuring flexibility. As a small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.
●	No legacy issues. We are not burdened by distressed legacy real estate assets.

Our Real Estate Lending Activities

Our real estate lending activities involve originating, underwriting, funding, servicing and managing short-term loans (i.e., loans with an initial term of three years or less), secured by first mortgage liens on real estate property held for investment purposes or development. Generally, borrowers use the proceeds from our loans to (i) acquire and/or renovate existing residential (single-, two- or three-family) real estate properties, (ii) acquire vacant real estate for development; and (iii) purchase and hold income producing properties. Our mortgage loans are structured to fit the needs and business plans of the borrowers. Revenue is generated primarily from the interest borrowers pay on our loans and, to a lesser extent, loan fee income generated on the origination and extension of loans.

At December 31, 2021, our outstanding mortgage loan portfolio included loans ranging in size from approximately $1,200 to $19.5 million. At December 31, 2021, approximately 88.5% our loans, accounting for approximately 38.3% of our loan portfolio, had a an outstanding principal balance of $1 million or less. That means, approximately 11.5% of our loans, accounting for approximately 61.7% of our loan portfolio, had an outstanding principal balance of more than $1 million. In comparison, at December 31, 2020, approximately 94.6% of our loans, accounting for approximately 59.5% of our loan portfolio, had a an outstanding principal balance of $1 million or less. That means, approximately 5.5% of our loans, accounting for approximately 40.5% of our loan portfolio, had an outstanding principal balance of more than $1 million. The table below gives a breakdown of our mortgage loan portfolio by loan size as of December 31, 2021:

		Aggregate
	Number of	Principal
Amount	Loans	Amount
$100,000 or less	97	$5,961,978
$100,001 to $250,000	211	35,035,446
$250,001 to $500,000	102	35,365,409
$500,001 to $1,000,000	50	35,530,168
Over $1,000,000	60	180,408,208
Total	520	$292,301,209

Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2021, our loan portfolio included 177 loans with future funding obligations, having a funded principal amount of $129.7 million and $89.2 million unfunded pending borrower performance. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction.

At December 31, 2021, approximately 72.7% of the loans in our portfolio (representing approximately 55.1% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut. In comparison, at the end of 2020, approximately 86% of the loans in our portfolio (representing approximately 77% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut. Most of the properties we finance are residential investment or commercial. However, in all instances the properties are held only for investment by the borrowers and may or may not generate cash flow. The table below gives a breakdown of our loan portfolio by state as of December 31, 2021:

	Number of
State	Loans	Amount	Percentage
California	1	$3,150,000	1.08%
Connecticut	378	161,065,933	55.10%
Florida	39	53,216,814	18.21%
Maine	2	1,072,969	0.37%
Maryland	4	5,018,000	1.72%
Massachusetts	27	16,466,724	5.63%
New Jersey	5	6,877,345	2.35%
New York	46	38,415,615	13.14%
North Carolina	2	1,215,000	0.42%
Pennsylvania	3	643,570	0.22%
Rhode Island	4	1,174,474	0.40%
South Carolina	3	495,000	0.17%
Tennessee	2	2,156,849	0.74%
Texas	4	1,332,916	0.45%
Total	520	$292,301,209	100%

The typical terms of our loans are as follows:

Principal amount. At December 31, 2021, our outstanding loan portfolio included loans ranging in size up to $19.5 million. Approximately 53.3% of the loans had an outstanding principal balance of $250,000 or less, 75.0% had an outstanding principal balance of  $500,000 or less and 88.5% had an outstanding principal balance of $1 million or less. At December 31, 2021 our average loan size was approximately $562,000 and the median loan size was approximately $202,000. In comparison, at December 31, 2020, our average loan size was approximately $314,000 and the median loan size was approximately $157,000. We have a policy that limits the amount of all loans to a single borrower or a group of related borrowers to no more than 10% of our total loan portfolio (after accounting for the loan in question), unless otherwise approved by the Board. In addition, we have another policy that requires the Board to approve all loans that have an original principal amount of $5 million or more.

Loan-to-Value Ratio. Our underwriting guidelines provide that the original principal amount of a loan should not exceed 70% of the fair market value of the property securing the loan. In the case of properties undergoing renovation, the loan-to-value ratio is calculated based on the estimated fair market value of the property after the renovations have been completed. However, we do make exceptions to this guideline if the facts and circumstances support the incremental risk. The factors we will consider include the additional collateral provided by the borrower, the credit profile of the borrower, our previous relationship, if any, with the borrower, the nature of the property, the geographic market in which the property is located and any other information we deem appropriate.

Interest rate. Currently, a fixed rate between 5.0% to 14.2% per annum with a default rate of 18% per annum.

Origination fees. Generally ranges from 1% to 3%. In addition, if the term of the loan is extended, additional points are payable upon the extension.

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

Prepayments. In most cases, borrower may prepay the loan at any time without premium or penalty.

Covenants. To timely pay all taxes, insurance, assessments, and similar charges with respect to the property; to maintain hazard insurance; to maintain and protect the property.

Events of default. Include: (i) failure to make payment when due; or (ii) breach of a covenant.

Payment terms. Interest only is payable monthly in arrears. Principal is due in a “balloon” payment at the maturity date.

Escrow. Generally, none required.

Reserves. Depending on the circumstances, we may require the borrower to establish reserves for interest, taxes and/or insurance. This has been particularly true with respect to larger loans.

Security. Each loan is evidenced by a promissory note, which is secured by a first mortgage lien on real property owned by the borrower. A loan may be further secured by additional property owned by the borrower, a pledge by the owners of the borrower of their equity interest in the borrower and/or personal guaranties from the borrower or a related party.

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

Our Loan Portfolio

At December 31, 2021, our mortgage loan portfolio included 520 loans having an aggregate outstanding principal balance of $292.3 million. In comparison, at December 31, 2020, our loan portfolio included 495 loans having an aggregate outstanding principal balance of $155.6 million. The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended
	December 31,
	2020	2021
Loans originated	$117,230,923	$251,832,318
Loans repaid	$54,961,570	$115,147,409
Mortgage lending revenues	$16,165,084	$28,878,552
Mortgage lending expenses	$8,050,668	$14,753,950
Number of loans outstanding	495	520
Principal amount of loans earning interest	$155,616,300	$292,301,209
Average outstanding loan balance	$314,376	$562,118
Weighted average contractual interest rate(1)	11.79%	11.57%
Weighted average term to maturity (in months) (2)	8	8
(1)	Does not include origination fees.
(2)	Does not give effect to extensions.

The following table details our mortgage loan portfolio as of December 31, 2021 by year of origination:

		Aggregate
	Number of	Principal
Year of Origination	Loans	Amount
2021	246	$199,068,370
2020	97	52,582,978
2019	75	20,628,968
2018	36	6,504,358
2017	33	8,522,504
2016 and prior	33	4,994,031
Total	520	$292,301,209

We seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. At December 31, 2021, approximately 51.3% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

Historically, most of our loans are paid prior to their maturity dates. For example, of the loans that were repaid in full during 2021, approximately 66.7% were repaid prior to maturity. Similarly, for 2020, approximately 82.4% of the loans repaid during that year were paid prior to maturity. Of the 520 mortgage loans that made up our loan portfolio at December 31, 2021, 107, or approximately 20.6%, had matured in 2021 but have not been repaid in full or extended. These loans are in the process of modification and will be extended if the borrower can satisfy our underwriting criteria, including the proper loan-to-value ratio, at the time of renewal. We treat renewals and extensions of existing loans as new loans.

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

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At December 31, 2021, of the 520 mortgage loans in our portfolio, 16, or approximately 3.1%, were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges on these loans as of December 31, 2021 was approximately $4.4 million, or approximately 1.5% of our mortgage loan portfolio. In the case of each of these loans, we believe the value of the collateral exceeds the outstanding balance on the loan and, accordingly, we have not reserved for any losses. In comparison, at December 31, 2020, of the 495 mortgage loans in our portfolio, 16, or approximately 3.23%, were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges on these loans as of December 31, 2020 was approximately $3.1 million, or approximately 2.0% of our mortgage loan portfolio. In the case of each of these loans, we believe the value of the collateral exceeds the outstanding balance on the loan and, accordingly, we have not reserved for any losses.

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

At December 31, 2021, eight affiliated borrowers accounted for 5.7% of our loan portfolio. At December 31, 2020, twelve affiliated borrowers accounted for 6.05% of our loan portfolio.

The following tables set forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2021 and 2020 and the interest earned in each category:

	At December 31,
	2020	2021
Developer–Residential Mortgages	$112,240,128	$157,841,896
Developer–Commercial Mortgages	33,548,683	95,319,795
Land Mortgages	6,111,670	20,755,891
Mixed Use	3,715,819	18,383,627
Total Mortgages Receivable	$155,616,300	$292,301,209

	For the Years Ended December 31,
	2020			2021
	# of Loans	Interest Earned	%	# of Loans	Interest Earned	%
Residential	405	$9,969,162	72.1	388	$12,044,928	54.0
Commercial	67	2,979,792	21.6	77	7,273,862	32.6
Land Mortgages	13	542,838	3.9	34	1,583,884	7.1
Mixed Use	10	330,039	2.4	21	1,402,856	6.3
Total	495	$13,821,831	100.0	520	$22,305,530	100.0

At December 31, 2021: 378 loans, which accounted for approximately 55.1% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 39 loans, which accounted for approximately 18.2% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Florida; 46 loans, which accounted for approximately 13.1% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New York; 27 loans, which accounted for approximately 5.6% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; and five loans, which accounted for approximately 2.3% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New Jersey. No other state accounted for more than four loans or 2.0% of our loan portfolio.

At December 31, 2020: 427 loans, which accounted for approximately 77.0% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 17 loans, which accounted for approximately 9.64% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Florida; 13 loans, which accounted for approximately 4.14% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New York; 22 loans, which accounted for approximately 2.84% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; four loans, which accounted for approximately 2.08% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Texas; one loan, which accounted for approximately 2.02% of the aggregate outstanding balance of our loan portfolio, was secured by properties located in California; and eight loans, which accounted for approximately 1.24% of our loan portfolio, was secured by a property located in Rhode Island. No other state accounted for more two loans or 1% of our loan portfolio.

Our Origination Process and Underwriting Criteria

Our management and underwriting team are experienced in hard money lending under various economic and market conditions. Our chief executive officer, John L. Villano, spends a significant portion of his time on business development as well as on underwriting, structuring and servicing each loan in our portfolio. In May 2021, we hired William C. Haydon as our chief investment officer and director of investor relations to manage the day-to-day underwriting and loan origination platform. A principal source of new transactions has been repeat business from existing and former customers and their referral of new business. We also receive leads for new business from banks, brokers, attorneys and web-based advertising.

When underwriting a loan, the primary focus of our analysis is the value of a property securing the loan. Prior to making a final decision on a loan application we conduct extensive due diligence of the property as well as the borrower and its principals. We rely on readily available market data, including appraisals and Automated Valuation Models (“AVM”) when available or timely, tax assessment rolls, recent sales transactions and brokers to evaluate the value of the collateral.

We also order title, lien and judgment searches. In most cases, we will also make an on-site visit to evaluate not only the property but the neighborhood in which it is located. Finally, we analyze and assess selected financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we obtain third party credit reports from one of the major credit reporting services as well as selected personal financial information provided by the borrower and its principals. We analyze all this information carefully prior to making a final determination.

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

We do not have any formal policy limiting the amount of indebtedness we may incur, but we are limited to a 150% asset coverage ratio from our debt covenants. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2021, debt represented approximately 56.9% of our total capital compared to 64.3% at December 31, 2020. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Debt

Our total outstanding indebtedness at December 31, 2021 was approximately $219.3 million, which included the Wells Fargo Loan balance of $33.2, $19.1 million outstanding under the Churchill Facility, $750,000 outstanding under the NHB Mortgage and $166.3 million aggregate outstanding principal amount of five-year, unsecured unsubordinated notes, including deferred financing costs (the “Notes”) as follows:

●	$23,663,000 million bearing interest at the rate of 7.125% per annum and a maturity date of June 30, 2024 (the “June 2024 Notes”);
●	$34,500,000 million bearing interest at the rate of 6.875% per annum and a maturity date of December 30, 2024 (the “December 2024 Notes”);
●	$56,363,750 million, bearing interest at the rate of 7.75% per annum and a maturity date of September 30, 2025 (the “2025 Notes”); and
●	$51,750,000 million, bearing interest at the rate of 6.00 per annum and a maturity date of December 30, 2026 (the “2026 Notes”.

All four series of Notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest). Interest on all four series of Notes is payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year the Notes are outstanding.

Each series of Notes was issued pursuant to the Indenture, dated June 21, 2019, and a supplement thereto, which provides for the form and terms, including default provisions and cures, applicable to each series. All four series of Notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such notes when due and satisfying any additional conditions required under the Indenture, we will be deemed to have been discharged from our obligations under such notes and (ii) a covenant that precludes us paying any dividends, making any distributions in excess of 90% of our taxable income, incurring any indebtedness or purchasing any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of our total assets relative to the aggregate amount of our indebtedness.

We may, at our option, at any time and from time to time, on or after June 30, 2021, in the case of the June 2024 Notes, November 7, 2021, in the case of the December 2024 Notes, September 4, 2022, in the case of the 2025 Notes, and December 20, 2023, in the case of the 2026 Notes, redeem such notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

All four series of Notes trade on the NYSE American. The June 2024 Notes trade under the symbol “SCCB”, the December 2024 Notes trade under the symbol “SACC”, the 2025 Notes trade under the symbol “SCCC” and the 2026 Notes trade under the symbol “SCCD”.

On July 21, 2021, we consummated the $200 Churchill Facility pursuant to which we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans that meet certain criteria. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3% – 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. The Churchill Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements including a covenant that precludes us from A) (i) paying any dividend or making any distribution in excess of 90% of our taxable income, (ii)incurring any indebtedness or (iii) purchasing any of our capital stock, unless` we have an asset coverage ratio of at least 150%; and (B) have unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. At December 31,

2021, we had an outstanding balance of approximately $19.1 million under the Churchill Facility, which was accruing interest at the effective rate of 4.25% per annum.

In 2020, we established a margin loan account at Wells Fargo, secured by our portfolio of short-term securities. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate at December 31, 2021 was 1.5%.

Equity

In 2021, we sold an aggregate of 10,490,188 Common Shares and realized net proceeds of approximately $56.0 million. The shares were sold to the public pursuant to at-the-market offerings.

In 2021, we raised aggregate net proceeds of approximately $45.5 million (after deducting underwriting discounts and commissions and offering expenses) from the sale of 1,903,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series Preferred Stock”) in a firm commitment underwritten public offering at a public offering price of $25.00 per share, equal to the liquidation preference. The Series A Preferred Stock is listed on the NYSE American and began trading under the symbol “SACHPRA” on July 6, 2021.

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2021:

Sources of Capital:
Debt:
Bonds payable, net	$160,529,363
Repurchase facility	19,087,189
Line of credit	33,178,031
Mortgage payable	750,000
Total debt	213,544,583
Other liabilities	24,334,607
Total liabilities	237,879,190
Capital (equity)	180,082,561
Total sources of capital	$417,961,751
Assets:
Cash and short-term marketable securities	$102,572,558
Mortgages receivable	292,301,209
Other assets	23,087,984
Total assets	$417,961,751

Management

Commencing with our IPO, our founders, Jeffrey C. Villano and John L. Villano, served as co-chief executive officers. In addition, Jeffrey C. Villano served as our president and treasurer and John L. Villano served as our chairman, chief financial officer and secretary. On November 20, 2019, Jeffrey C. Villano resigned from his positions as our co-chief executive officer, president and treasurer. On December 10, 2019, he also resigned as a member of the Board. Upon his resignation, the Board confirmed John L. Villano as our sole chief executive and appointed him as president and treasurer as well. John L. Villano then resigned as secretary and Peter Giannotti, our in-house counsel, was appointed as secretary in his place.

Pursuant to his employment agreement with us, John L. Villano is required to devote 100% of his time and efforts to our business and has discontinued all other business activities in which he might be engaged even if it does not conflict with our business.

In May 2021, we hired William C. Haydon as our chief investment officer and director of investor relations. Mr. Haydon is a seasoned executive with over 25 years of experience in financial services and investment banking. His areas of expertise include asset-based lending, securities asset management, public offerings, investment banking, and financial strategy and long-term planning. Mr. Haydon is responsible for managing our liquid reserves and securities portfolio and he oversees our underwriting team.

In January 2022, we promoted Nicholas M. Marcello to the position of vice president, finance and operations, in connection with the January 14, 2022 retirement of Peter Cuozzo from his positions as our Executive Vice President and Chief Operating Officer. Mr. Marcello joined us in September 2020 as director of finance and as vice president, finance and operations he has assumed a leadership role in business operations and will continue to have oversight of our financial reporting, capital markets activities, tax compliance, and investments.

Competition

The real estate finance markets in Connecticut and other geographic areas in which we operate are highly competitive. Our competitors include traditional lending institutions such as regional and local banks, savings and loan institutions, credit unions and other financial institutions as well as other market participants such as specialty finance companies, REITs, investment banks, insurance companies, hedge funds, private equity funds, family offices and high net worth individuals. In addition, there are numerous “hard money” lenders of significant size serving the markets in which we currently operate and those in which we plan to operate in the future. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital.

Notwithstanding intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small real estate developers, owners and contractors throughout Connecticut and the rest of New England as well as in parts of New York State because we are well-capitalized, we have the flexibility to structure each loan to suit the needs of each individual borrower and we can act quickly. In addition, through our marketing efforts we are beginning to develop a brand identity in some of the other markets in which we operate, particularly those along the eastern seaboard as well as Texas. We believe we have developed a reputation among these borrowers for offering reasonable terms and providing outstanding customer service. We further believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

Sales and Marketing

We do not engage any third parties for sales and marketing services other than Google advertising. Rather, we rely on our senior executive officers and our new marketing department to generate lending opportunities as well as referrals from existing or former borrowers, brokers, bankers and web-based advertising. Particularly, in Florida, Texas and the Carolinas we rely on brokers for referrals. In addition, a principal source of new transactions has been repeat business from prior customers and their referral of new leads.

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

Employees

As of December 31, 2021, we had 22 employees, including our chief executive officer, of which 19 were full-time.

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, we may rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.

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

In terms of COVID-19, keeping our workforce healthy and safe is our number one priority and we are following the updated guidelines and recommendations issued by the State of Connecticut and Centers for Disease Control. We continue to encourage employees to stay home when sick and encourage working from home when possible. In the event of a positive COVID-19 test result, Sachem employees inform management and follow state testing and contact tracing protocols. We have not been immune to the virus striking our employees and their family members. Fortunately, none of these occurrences has been life- threatening. However, to mitigate the risk of office closure and to ensure business continuity, our employees are equipped so they can seamlessly work remotely. This remote work set-up has proven to be effective since, at times during the pandemic, employees had to self-isolate based on their own health condition or that of an immediate family member. While loan processing and funding may have been marginally delayed, there was no material adverse impact to the service levels we provided our borrowers.

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

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. We believe the risks associated with our mortgage loan portfolio will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial real estate markets specifically, as well as inflation, energy costs, perceived or actual changes in interest rates, European sovereign debt, U.S. budget debates, geopolitical issues, international trade issues, public health issues, and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and the financial and credit markets. For example, COVID-19 has contributed significantly to the supply chain issues in the real estate sector that have affected our borrowers, ultimately slowing construction and driving up cost. In addition, we cannot assure that similar or a completely different set of adverse conditions will not arise in the future.

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

The Ukrainian-Russian conflict could have a material adverse impact on our business.

The Ukrainian-Russian conflict, the responses thereto, such as sanctions imposed by the United States and other western democracies, and any expansion thereof is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. Already the conflict has caused market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have not experienced any direct impact from the conflict and, as our business is conducted exclusively in the United States, we are probably less vulnerable than companies with international operations. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations and financial condition.

An increase in interest rates could adversely affect our ability to generate income and pay dividends.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. In addition, rising interest rates may also cause loans that we originated prior to an interest rate increase to provide yields that are below prevailing market interest rates. Moreover, if we must refinance our existing indebtedness at higher rates, the spread between our cost of funds and the yield on our mortgage loan portfolio will decrease. While interest rates are currently low and may remain at these levels for some time, eventually they will have to increase. When they do, the aforementioned factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. In a period of rising interest rates, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non- payment. Similarly, declining real estate values could adversely impact an owner’s ability to refinance a mortgage or sell the underlying property. In this respect, we note that at December 31, 2021 approximately 107 mortgage loans in our portfolio have matured and have not been repaid in full or extended. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest on our loan. To the extent we suffer such losses with respect to our loans, our enterprise value and the price of our Common Shares may be adversely affected.

Many of our loans are not funded with interest reserves and our borrowers may be unable to pay the interest accruing on the loans when due, which could have a material adverse impact on our financial condition.

Our loans are not always funded with an interest reserve. Thus, we generally rely on the borrowers to make interest payments as and when due from other sources of cash. Given the fact that many of the properties securing our loans are not income producing or even cash producing and most of the borrowers are entities with no assets other than the single property that is the subject of the loan, some of our borrowers have considerable difficulty servicing our loans and the risk of a non-payment of default is considerable. We depend on the borrower’s ability to refinance the loan at maturity or sell the property for repayment. If the borrower is unable to repay the loan, together with all the accrued interest, at maturity, our operating results and cash flows would be materially and adversely affected.

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

Before approving and funding a mortgage loan, we undertake extensive due diligence of the borrower, its principals (if the borrower is not an individual) and the property that will be mortgaged to secure the loan. Such due diligence is usually limited to (i) the credit history of the borrower and its principals (if the borrower is not an individual), (ii) the value of the property, (iii) legal and lien searches against the borrower, the guarantors and the property, (iv) an environmental assessment of the property, (v) a review of the documentation related to the property and (vi) other reviews and or assessments that we may deem appropriate to conduct. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, the due diligence process will uncover all relevant facts, which could result in losses on the loan in question, which, in turn, could adversely affect our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Residential mortgage loans are subject to increased risks.

At December  31, 2021, approximately 74.6% of the loans in our loan portfolio (representing approximately 54.0% of our outstanding mortgage loans receivable) are secured by residential real property. None of these loans are guaranteed by the U.S. government or any government sponsored entity. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may be less than the outstanding balance of the loan (including principal, accrued but unpaid interest and other fees and charges). In addition, any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

At December 31, 2021, approximately 72.7% of our mortgage loans (representing approximately 55.1% of the aggregate outstanding principal balance of our loan portfolio) were secured by property located in the state of Connecticut. As a result, we are subject to the general economic and market conditions in Connecticut as well as those of New England and the northeastern United States. For example, other geographic markets in neighboring states could become more attractive for developers, investors and owners based on favorable costs and other conditions to construct or improve or renovate real estate properties. Some states have created tax and other incentives to attract businesses to relocate or to establish new facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in the markets in which we currently operate. Any adverse economic or real estate developments or any adverse changes in the local business climate in any geographic market in which we have a concentration of properties, could have a material adverse effect on us. To the extent any of the foregoing risks arise in Connecticut, New England and the northeastern United states, our business, financial condition and results of operations and ability to make distributions to shareholders could be materially adversely affected.

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

A high level of defaults, particularly among larger loans, could have a material adverse impact on our business, operations and financial condition.

At December 31, 2021, approximately 3.1% of our loans, representing approximately 1.5% of our loan portfolio, were in foreclosure. These percentages are consistent with earlier years. Because, historically, our loans have been relatively small, this has not had a material adverse impact on our business. However, our business strategy has changed, and we are now making larger loans with increasing frequency. At December 31, 2021 we had 60 loans, approximately 11.5% of all the loans in our portfolio, with an outstanding principal balance in excess of $1 million. These loans have an aggregate outstanding principal balance of $180.4 million, or approximately 61.7% of our loan portfolio. This alters the risk profile of our portfolio. If 3.1% of our loans were in foreclosure and all of those had an outstanding principal balance in excess of $1 million, they would represent a much greater portion of our loan portfolio, which could have a material adverse impact on our business, operations and financial condition.

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

The Board determines our operational policies and may adopt new policies or amend or revise existing policies regarding lending, financing, investment or other operational and management policies relating to growth, operations, indebtedness, capitalization and distributions or approve transactions that deviate from these policies without a vote of, or notice to, shareholders. Changes in our lending and financing strategies and to our operational and management policies, or adoption of new strategies and/or policies, could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.

Moreover, while the Board may periodically review our loan guidelines and our strategies and policies and while it may also approve certain loans, it does not approve every individual mortgage loan that we originate or fund, leaving management with day-to-day discretion over our loan portfolio composition within our broad lending guidelines. Within those guidelines, management has discretion to significantly change the composition of our loan portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by management. Moreover, because management has great latitude within our guidelines in determining the amounts and other terms of a particular mortgage loan, there can be no assurance that management will not make or approve loans that result in returns that are substantially below expectations or result in losses, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our shareholders.

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

We cannot assure you that we will be able to identify or consummate any acquisitions and we cannot assure you that, if we are able to identify and consummate one or more acquisitions, that those acquisitions will yield the anticipated benefits. Our inability to complete property or business acquisitions on favorable terms or at all could have a material adverse effect on us.

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

We believe that our continued success depends on the continued services of John L. Villano, our chairman, chief executive officer, chief financial officer and treasurer. Our reputation among and our relationships with our key customers are the direct result of a significant investment of time and effort by him to build our credibility in a highly specialized industry. The loss of Mr. Villano’s services could diminish our business and investment opportunities and our relationships with lenders, business partners and existing and prospective customers and could have a material adverse effect on us. While we have entered into an employment agreement with John Villano, he can terminate his employment with us at any time. In the event Mr. Villano terminates his employment with us or is unable to carry out his duties, our business and operations will be adversely impacted.

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

For us to maintain our qualification as a REIT under the Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT). This test is known as the “5/50 test.” Attribution rules in the Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by the Board, no person may own more than 4.99% in value of the aggregate of the outstanding shares of our capital stock or more than 4.99% in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of our Common Shares. Our founders, Jeffrey C. Villano and John L. Villano, are both exempt from this provision. The ownership limits contained in our charter could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then current market price for our Common Shares or would otherwise be in the best interests of our shareholders.

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

Our outstanding indebtedness as of December 31, 2021 was approximately $219.3 million, which exposes us to the risk of default thereunder, among other risks.

At December 31, 2021, our total outstanding indebtedness was approximately $219.3 million, including approximately $58.2 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2024, approximately $56.4 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2025, approximately $51.8 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2026, a line of credit secured by our investment portfolio of approximately $33.2 million, approximately $19.1 million under the Churchill Facility that is secured by a first priority security interest on the mortgage loans pledged as collateral, and $750,000 million is a first mortgage loan that is due in March, 2037 and that is secured by our corporate office buildings. Our organizational documents contain no limitations regarding the maximum level of indebtedness, whether as a percentage of our market capitalization or otherwise, that we may incur. As our capital needs continue to grow, we anticipate increasing our overall indebtedness. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

As of December 31, 2021, we have approximately $166.3 million aggregate principal amount of fixed rate term notes (the “Notes”) outstanding, taking into account the deferred financing costs. The Notes are unsecured. As a result, they are effectively subordinated to all our existing and future secured indebtedness, such as the Wells Fargo Loan, approximately $33.2 million at December 31, 2021, the approximately $19.1 million of outstanding borrowings as of December 31, 2021 and any future borrowing under the Churchill Facility, the $750,000 currently outstanding under the NHB Mortgage and any future amounts funded thereunder, as well as any secured indebtedness that we may incur in the future, or any indebtedness that is initially unsecured to which we subsequently grant a security interest, to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. The Churchill Facility is secured by a first priority security interest on the mortgage loans pledged as collateral under the facility; the Wells Fargo Loan is collateralized by our portfolio of short-term securities held at Wells Fargo; and the NHB Mortgage is secured by a first mortgage lien on properties located at 698 Main Street and 568 East Main Street, Branford, Connecticut.

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

The Notes are generally redeemable any time beginning on the second anniversary of their issuance date. Notes having an aggregate principal amount of approximately $23.7 million and Notes having an aggregate principal amount of $34.5 million are currently redeemable Notes having an aggregate principal amount of $56.4 million will be redeemable on or after September 4, 2022 and Notes having an aggregate principal amount of approximately $51.8 million will be redeemable on or after December 20, 2023. We may choose to redeem the Notes when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, holders of the Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact the ability of holders to sell the Notes as the optional redemption date or period approaches.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our existing indebtedness or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest. In addition, the lenders under any revolving credit facility or other financing that we may obtain in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Any such default may constitute a default under the Notes, which could further limit our ability to repay our indebtedness, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from our existing lenders at the time to avoid being in default. If we breach any loan covenants, we may not be able to obtain such a waiver from the lenders. If this occurs, we would be in default under the credit arrangement that we have, the lender could exercise its rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing the debt. Because the Churchill Facility and the NHB Mortgage have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, or under any future credit facility is accelerated, we may be unable to repay or refinance the amounts due.

We are not obligated to contribute to a sinking fund to retire the Notes and the Notes are not guaranteed by a third party.

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

If we default on our obligations under the Churchill Facility, the Wells Fargo Loan or NHB Mortgage, we may suffer adverse consequences and may not be able to make payments on the Notes.

To secure our obligations under the Churchill Facility, Churchill has a first priority security interest on the mortgage loans pledged as collateral under the Churchill Facility. If we default on our obligations under the Churchill Facility and fail to cure, Churchill will have the right to assign, sell, or otherwise transfer, the mortgage loans subject to their security interests. If Churchill exercises its right to sell the mortgage loans pledged under the Churchill Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Churchill Facility. The Wells Fargo Loan is secured by our portfolio of short-term securities held at Wells Fargo. A decline in the value of the securities below the margin call limit may require us to provide additional funds or securities to Wells Fargo to avoid a forced sale of such securities. The occurrence of either or both of the foregoing events could have a material adverse effect on our business, financial condition and results of operations, cash flows, our ability to make distributions to shareholders and make the interest payment on the Notes.

Any default under the agreements governing our existing indebtedness, including a default under the Churchill Facility or the Wells Fargo Loan or the NHB Mortgage or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest. In addition, the lenders under any revolving credit facility or other financing that we may obtain in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets and force us into bankruptcy or liquidation. Any such default may constitute a default under all our indebtedness, including the Notes, which could further limit our ability to repay our indebtedness, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from our existing lenders at the time to avoid being in default. If we breach any loan covenants, we may not be able to obtain such a waiver from the lenders in which case we would be in default under the credit arrangement and the lender could exercise its rights as described above, and we may be forced into bankruptcy or liquidation. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing the debt. Because the Churchill Facility and the NHB Mortgage have, and any future credit facilities will likely have, customary cross-default provisions, if repayment of any outstanding indebtedness, such as the Notes, the Churchill Facility, the Wells Fargo Loan, the NHB Mortgage or any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.

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

We may seek in the future to distribute taxable dividends that are payable in cash and Common Shares, at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells Common Shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of Common Shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to Common Shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Common Shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our shareholders could determine to sell common shares to pay taxes owed on dividends, may put downward pressure on the market price of Common Shares.

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

The market price of our Common Shares is highly volatile and subject to wide fluctuations. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. Since January 3, 2022 through the date of this Report, our stock price has ranged at market close from a high of $6.36 on January 12, 2022 to a low of $4.67 on February 24, 2022 and volume has ranged from a high of 1,368,800 shares on January 25, 2022 to a low of 91,200 shares on March 23, 2022. Some of the factors that could result in fluctuations in the price or trading volume of our securities include, among other things: actual or anticipated changes in our current or future financial performance; actual or anticipated changes in our current or future dividend yield; and changes in market interest rates and general market and economic conditions, including the perceived impact of COVID-19 on the U.S. and global economies. We cannot assure you that the market price of our Common Shares will not fluctuate or decline significantly.

We have not established a minimum dividend payment level for our common shareholders and there are no assurances of our ability to pay dividends to our common shareholders in the future.

We intend to pay quarterly dividends and to make distributions to our common shareholders in amounts such that all or substantially all our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common shareholders and our ability to pay dividends may be harmed by the risk factors described herein. All distributions to our common shareholders will be made at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as the Board may deem relevant from time to time. We cannot assure you of our ability to pay dividends to our common shareholders in the future at the current rate or at all. If our ability to pay dividends is compromised, whether as a result of the risks described in this Report or for any other reason, the market price of our Common Shares could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal offices are located at 698 Main Street, Branford, Connecticut.

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

On March 29, 2022, the last reported sale price of our common shares on the NYSE American was $5.28 per share.

Holders

As of March 25, 2022, we had 73 shareholders of record of our common shares. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder. Computershare Trust Company, N.A. serves as transfer agent for our Common Shares.

Dividends and Distribution Policy

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its taxable income. To the extent that it annually distributes less than 100% of its taxable income, the undistributed amount is taxed at regular corporate rates.

We intend to pay regular quarterly dividends in an amount necessary to maintain our qualification as a REIT. Any distributions we make to our shareholders, the amount of such dividend and whether such dividend is payable in cash, our Common Shares or other property, or a combination thereof, is at the discretion of the Board and will depend on, among other things, our actual results of operations and liquidity. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and other expenditures and the restrictions and limitations imposed by the New York Business Corporation Law, referred to as the BCL, and any restrictions and/or limitations imposed on us by our creditors.

To comply with certain REIT qualification requirements, we will, before the end of any REIT taxable year in which we have accumulated earnings and profits attributable to a non-REIT year, declare a dividend to our shareholders to distribute such accumulated earnings and profits, referred to as a Purging Distribution. As of January 1, 2017, we had no accumulated earnings and profits.

The table below sets forth dividends paid to the holders of our Common Shares since we began operating as a REIT.

Amount
Payment Date	Per Share
2022
January 10Ω	$0.12
2021
October 29	$0.12
July 30	$0.12
April 16	$0.12
January 8 ¥	$0.12

2020
November 4	$0.12
August 7	$0.12
January 27*	$0.12

2019
October 22	$0.12
July 29	$0.12
April 18	$0.12
January 10**	$0.17

2018
November 6	$0.12
July 27	$0.11
April 27***	$0.105
February 27****	$0.105

2017
November 17	$0.105
July 27	$0.105
April 27	$0.05
Ω	A portion represents a distribution of 2021 income.
¥	A portion represents a distribution of 2020 income.
*	A portion represents a distribution of 2019 income.
**	Represents a distribution of 2018 income.

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

Company Overview

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., three years or less) loans secured by first mortgage liens on real property. From our inception in December 2010, through our initial public offering, in February 2017, we operated as a limited liability company. On February 9, 2017, we completed our initial public offering (the “IPO”), the primary purpose of which was to raise equity capital to fund mortgage loans and expand our mortgage loan portfolio and to diversify our ownership so that we could qualify, for federal income tax purposes, as a real estate investment trust, or REIT. We believe that, since consummation of the IPO, we meet all the requirements to qualify as a REIT for federal income tax purposes and elected to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% excise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.

2021 Year in Review; Outlook for 2022

2021 Highlights

●	Total revenue increased 63.5%; net income attributable to common shareholders increased 27.5%; and earnings per common share increase $0.03 per share.
●	We sold $51.75 million aggregate principal amount of 2026 Notes.
●	We sold $45.5 million shares of Series A Preferred Stock.
●	We sold $56.0 million of Common Shares.

●	We closed the $200 million master repurchase financing facility with Churchill.
●	We closed a $1.4 million mortgage loan with New Haven Bank to finance purchase and renovation of new corporate headquarters.
●	We funded approximately $251.8 million of mortgage loans including loan modifications and construction draws.
●	We significantly reduced our leverage, thereby mitigating the risks should economic conditions deteriorate. At December 31, 2021, our capital structure was 56.9% debt and 43.1% equity compared to 64.3% debt and 35.7% equity at December 31, 2020.
●	We made the necessary adjustments to our operations to replace our former co-chief executive officer by hiring new employees and re-assigning existing employees to new tasks. Our executive team includes a chief executive and chief financial officer and a chief investment officer. In addition, we have added junior executives as well in accounting and administration. Although these new hires will result in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.
●	We adjusted and refined our business strategy to address changes in the marketplace and our growth to-date. Specifically, we continue to strengthen our geographic footprint beyond Connecticut and the rest of New England with particular emphasis on Florida and New York. In addition to the aforementioned states, our current mortgage loan portfolio includes loans secured by properties in California, Maine, Maryland, Massachusetts, New Jersey, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee and Texas. We continue to look for opportunities in new markets that meet our underwriting and loan criteria.
●	We implemented our strategy to fund larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and successful. In addition, we believe the migration to these types of loans will offset any rate compression and help us maintain a low foreclosure rate.
●	To leverage our expertise in real estate finance and our capital resources, on the one hand, and to capitalize on lending opportunities in specific markets, on the other, we have implemented our strategy to partner and invest with local “hard money” real estate lenders creating satellite offices under the “Sachem” influence.
●	Launched our new underwriting platform.

2022 Outlook

Our primary business objective for 2022 remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive operational excellence, we have embarked on a broad change management initiative to review, assess, and upgrade — or transform if necessary — our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. To that end, in the third quarter of 2021 we rolled out a new underwriting model that automated the production of our loan documentation — term sheets, proof of funds, etc. The automation allows for more accurate and timely processing of loans, thus increasing loan production while keeping our employee headcount down. In addition, we have begun to focus on developing relationships with larger scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

Our strategy to achieve this objective also includes the following:

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;
●	take advantage of the prevailing economic environment and current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;
●	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle;
●	maintain our status as a publicly-held company, subject to the reporting requirements of the Exchange Act, which gives us immediate access to the public markets for much-needed capital; and
●	operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

We expect 2022 to be a challenging year due to the following factors:

COVID-19. The novel corona virus known as COVID-19 remains a concern as the risk of new variants and the attendant personal and economic disruption is still prevalent. In terms of dealing with COVID-19, keeping our workforce healthy and safe is our number one priority and we are following the updated guidelines and recommendations issued by the State of Connecticut and Centers for Disease Control. We continue to encourage employees to stay home when sick and encourage working from home when possible. In the event of a positive COVID-19 test result, employees are expected to inform management immediately and follow state testing and contact tracing protocols. To mitigate the risk of office closure and to ensure business continuity, our employees are equipped so they can seamlessly work remotely. This remote work set-up has proven to be effective since, at times during the pandemic, employees had to self-isolate based on their own health condition or that of an immediate family member. While loan processing and funding may have been marginally delayed, there was no material adverse impact to the service levels we provided our borrowers. In the event we are forced to close our physical office, it is likely to have some adverse impact on our operations. For example, the underwriting process would continue to function but would take longer to complete without immediate access to background and credit profiles. Loan committee meetings would continue to be held virtually (as they are under normal conditions) but the loan approval process may incur delay or not be as thorough and efficient as in the past. In addition, we may not be able to meet with borrowers or potential borrowers, including physical property inspections, which could adversely impact our ability to service our loans, monitor compliance and originate new loans. Finally, the filing of loan documents with the various recording offices may be delayed.

Interest rate compression. Our net income for 2021 has been adversely impacted by a reduction in the yield on our mortgage loan portfolio. For the years ended December 31, 2021 and 2020, the yield on our mortgage loan portfolio was 11.57% and 11.79%, respectively. (For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) We believe the interest rate compression will continue to be a factor in 2022, particularly as the Federal Reserve Board has begun to increase interest rates, thereby increasing borrowing costs and the cost of capital. This will have a direct impact on our future borrowing costs and on the amounts we borrow under the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage, all of which are adjustable rate products. We seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year. The interest rates we charge on our loans are subject to a variety of factors including competition (see below) and consumer reluctance due to inflation and general economic conditions. If we cannot increase the rates on our loans, the spread between our cost of capital and what we earn on that capital will be squeezed, which could adversely impact our income. On the other hand, since the interest rate on a portion of our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression when interest rates increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

Geopolitical concerns. The Russian Ukrainian war has caused market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. The true ramifications of this conflict and their impact on the markets and our business are not fully known at this time. Our business is purely domestic, but we are impacted by market volatility and cybersecurity is a concern for all businesses.

Increased competition. In the past, our primary competitors were other non-bank real estate finance companies (similar to Sachem Capital Corp.) and banks and other financial institutions. Our principal competitive advantages included our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. Clearly, the primary driver for these new market participants is the need to generate yield. They are well-funded and aggressive in terms of pricing. Competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers.

Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers. As borrowers have more choices, they are demanding better terms. This is particularly true as we focus more on larger loans and borrowers with better credit histories.

Property value fluctuations. We remain aware of property value market cycles and utilize a dashboard of indicators to track property value trends. Our response to this development would be to adhere to our underwriting guidelines and aggressively enforce our rights when loans go into default. By judiciously relying on our dashboard of leading indicators and continuing to make decisions in a sound and proper manner, we see no reason to expect any negative outcome regarding our business operations and growth. Some of our indicators within our dashboard are interest rate changes impacting mortgage rates, days-on-market, pending sales, NAHB’s Housing Market Index and the Senior Loan Officer Opinion Survey.

Increased operating expenses. Our operating expenses for 2021 are significantly higher than they were in 2020 due to our higher debt load. In addition, our aggregate dividend payments have been higher in 2021 than in 2020 due to an increase in the number of Common Shares outstanding as well as the issuance of our Series A Preferred Stock, which carries a 7.75% annual dividend rate. Finally, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2021, our mortgage loan portfolio included 177 loans with future funding obligations, in the aggregate principal amount of $89.2 million, compared to 116 loans in the aggregate principal amount of $19.1 million at December 31, 2020. The increase is due to an increase in construction loan originations, a large portion of which is in the Florida market. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In order to deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite the challenges we faced in 2021, the changing dynamics of the real estate finance marketplace, supply chain disruptions, and the impact of COVID-19, we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve on our existing underwriting and loan criteria.

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2021, debt represented approximately 56.9% of our total capital compared to 64.3% at December 31, 2020. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to continue to leverage our portfolio for the sole purpose of financing our portfolio and not for speculating on changes in interest rates, particularly while interest rates remain low.

As of December 31, 2021, we had four series of unsecured unsubordinated notes outstanding, having an aggregate outstanding principal balance of $166.3 million (collectively, the “Notes”) all of which rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness and are effectively subordinated in right of payment to all existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant a security interest) and structurally subordinated to all existing and future indebtedness of our subsidiaries. Interest on each series of notes is payable quarterly in arrears on each March 30, June 30, September 30 and December 30 of each year they are outstanding and, except as noted below, each series can be prepaid beginning on the second anniversary of its date of issuance.

●	$51,750,000 million original principal amount, issued December 20, 2021, bearing interest at the rate of 6.00% per annum and maturing on December 30, 2026 (the “2026 Notes”) and which trade on the NYSE American under the symbol SCCD;
●	$56,363,750 million aggregate original principal amount, of which approximately $14.4 million was issued September 4, 2020, $14.0 million was issued October 23, 2020 and $28.0 million was issued December 22, 2020, bearing interest at the rate of 7.75% per annum and maturing on September 30, 2025 (the “2025 Notes”) and which trade on the NYSE American under the symbol SCCC. The 2025 Notes are prepayable beginning on September 4, 2022;
●	$34,500,000 million original principal amount, issued November 7, 2019, bearing interest at the rate of 6.875% per annum and maturing on December 30, 2024 (the “December 2024 Notes”) and which trade on the NYSE American under the symbol SACC; and
●	$23,663,000 million original principal amount, issued June 25, 2019, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2024 (the “June 2024 Notes”) and which trade on the NYSE American under the symbol SCCB.

Each series of Notes was issued pursuant to the Indenture, dated June 21, 2019, and a supplement thereto, which provides for the form and terms, including default provisions and cures, applicable to each series. All four series of Notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such notes when due and satisfying any additional conditions required under the Indenture, we will be deemed to have been discharged from our obligations under such notes and (ii) an “Asset Coverage Ratio” requirement pursuant to which we may not (x) pay any dividends or make distributions in excess of 90% of our taxable income, (y) incur any indebtedness or (z) purchase any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of our total assets relative to the aggregate amount of its indebtedness.

Under the terms of the Indenture, we may, at our option, at any time and from time to time, on or after June 30, 2021, in the case of the June 2024 Notes, November 7, 2021, in the case of the December 2024 Notes, September 4, 2022, in the case of the 2025 Notes, and December 20, 2023, in the case of the 2026 Notes, redeem such notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness includes the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage.

On July 21, 2021, we consummated a $200 million facility with Churchill. Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3% – 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that prohibits us from (A) (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) have unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At December 31, 2021, the amount outstanding under the Churchill Facility was approximately $19.1 million, which amount was accruing interest of an effective rate of 4.25% per annum.

The Wells Fargo Loan is secured by our portfolio of short-term securities, had a balance of approximately $33.2 million at December 31, 2021. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate at December 31, 2021 was 1.5%.

In 2021, we obtained a new adjustable-rate mortgage loan from New Haven Bank for up to a maximum principal amount of $1.4 million (the “NHB Mortgage”) of which $750,000 is outstanding as of December 31, 2021. The purpose of the NHB Mortgage is to fund the cost of our acquisition and renovation of the property located at 568 East Main Street, Branford, Connecticut, which, once renovated, will become our new corporate headquarters. The balance of the NHB Mortgage will be funded when those renovations are completed. The NHB Mortgage accrues interest at an initial rate of 3.75% per annum for the first 72 months and is due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest will be due and payable. Beginning on December 1, 2022 and through December 1, 2037 (the “Amortization Period”), principal and interest will be due and payable on a monthly basis. All payments under the NHB Mortgage are amortized based on a 20-year amortization schedule. The interest rate will be adjusted on each fifth anniversary of the commencement of the Amortization Period to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 2.60%. The NHB Mortgage is a non-recourse loan, secured by a first mortgage lien on 698 Main Street, Branford, Connecticut, our current corporate headquarters, and 568 East Main Street, Branford, Connecticut. Once the NHB Mortgage is fully funded, the mortgage lien on 698 Main Street will be released.

In addition to the foregoing, in June 2021 and July 2021, we raised aggregate net proceeds of approximately $45.5 million (after deducting underwriting discounts and commissions and offering expenses) from the sale of 1,903,000 shares of our Series A Preferred Stock in a firm commitment underwritten public offering at a public offering price of $25.00 per share, equal to the liquidation preference. The Series A Preferred Stock is listed on the NYSE American and began trading under the symbol “SACHPRA” on July 6, 2021.

Finally, from time-to-time we raise capital by selling our common shares in various at-the market offerings. During calendar year 2021, through these facilities we sold an aggregate of 10,490,188 common shares for which we realized aggregate net proceeds of approximately $56.0 million. As of the date of this Report, we have approximately $22.1 million of availability remaining for sale through one of these offerings.

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

Results of Operations

Years ended December 31, 2021 and 2020

Total revenue

Total revenue for the year ended December 31, 2021 was approximately $30.4 million compared to approximately $18.6 million for the year ended December 31, 2020, an increase of approximately $11.8 million, or 63.5%. The increase in revenue was due primarily to an increase in lending operations. For 2021, interest income was approximately $22.3 million, origination fees were approximately $3.4 million, other income was approximately $2.5 million, late and other fees were approximately $519,000 and processing fees were approximately $193,000, for a total of approximately $28.9 million, an increase of $11.7 million over the same items in 2020. Income from other sources included gain on sale of investment securities, approximately $284,000, investment income, approximately $1.2 million, and net rental income, approximately $30,000. Other income in 2021 included income from borrower charges of approximately $477,000, lender, overfunding, modification, extension, and inspection fees of $1.7 million, and in-house legal fees of $254,000.

Increased lending activity was driven almost exclusively by $151.4 million in net proceeds of new capital raised during the year, including approximately $56.0 million raised from the sale of Common Shares, $45.5 million raised from the sale of Series A Preferred Stock and $49.9 million raised from the sale of a new series of five-year unsecured unsubordinated notes. In addition, we borrowed an additional $19.1 million pursuant to the Churchill Facility.

Operating costs and expenses

Total operating costs and expenses for the year ended December 31, 2021 were approximately $17.1 million compared to approximately $9.6 million for 2020, an increase of approximately $7.5 million, or 78.0%. The largest contributor to this increase was interest and amortization of deferred financing costs, which were $10.4 million in 2021 compared to $5.5 million in 2020, an increase of approximately 87.9%. The increase is directly related to interest payments on the Notes. The balance of the increase in operating expenses was attributable to (i) compensation (including stock-based compensation), fees and taxes, which increased approximately $1.3 million; (ii) professional fees, which increased approximately $513,000; (iii) general and administrative expenses, which increased approximately $538,000; and (iv) other expenses, which increased approximately $142,000. These increases are attributable to our increased level of operations and the implementation of certain of our growth strategies.

Net income and net income per share

Net income for 2021 attributable to common shareholders was approximately $11.5 million compared to approximately $9.0 million for 2020, an increase of approximately $2.5 million or 27.5%. Our net income per weighted average Common Share outstanding for 2021 was $0.44 compared to $0.41 for 2020.

Liquidity and Capital Resources

Total assets at December 31, 2021 were approximately $418.0 million compared to approximately $226.7 million at December 31, 2020, an increase of approximately $191.3 million, or 84.4%. The increase was due primarily to the growth in our mortgage loan portfolio, which increased approximately $136.7 million, an approximately $45.9 million increase in cash and short-term marketable securities, an approximately $1.6 million increase in due from borrowers, an approximately $1.9 increase in receivables, an approximately $739,000 increase in property and equipment, an approximately $192,000 increase in deferred financing costs, an approximately $200,000 increase in prepaid expenses, an approximately $6.1 million increase in investment in partnership, and an approximately $306,000 increase in other assets.

Total liabilities at December 31, 2021 were approximately $237.9 million compared to approximately $145.8 million at December 31, 2020, an increase of approximately $92.1 million, or approximately 63.2%. This increase is principally due to an overall increase in our total indebtedness, which at December 31, 2021, was approximately $213.5 million compared to approximately $138.7 million at December 31, 2020 (in each case, net of deferred financing costs), an increase of $80.6 million primarily due to issuance of $51.75 million aggregate original principal amount of five-year, unsecured unsubordinated notes, a $5 million increase in the Wells Fargo Loan and a $19.1 million draw on the Churchill Facility. The balance of the increase was attributable to an increase in advances from borrowers of approximately $13.2 million, an increase in deferred revenue of approximately $2.5 million, an increase in accounts payable and accrued expenses of approximately $129,000 and accrued dividends payable of approximately $1.3 million which were paid in January 2022.

Total shareholders’ equity at December 31, 2021 was approximately $180.1 million compared to approximately $81.0 million at December 31, 2020, an increase of approximately $99.1 million. This increase was due primarily to our net income of approximately $13.3 million, net proceeds from the sale of Common Shares of $56.0 million, net proceeds from the sale of our Series A Preferred Stock of approximately $45.5 million, offset by the aggregate of dividends paid and dividends declared of $13.6 million on our Common Shares with respect to 2021 income and dividends of $1.9 million paid on our Series A Preferred Stock.

Net cash provided by operating activities in 2021 was approximately $27.8 million compared to approximately $9.6 million in 2020. For 2021, net cash from operating activities was primarily the result of net income of approximately $13.3 million, amortization of deferred financing costs of approximately $1.2 million, an impairment loss of $719,000 and increases in deferred revenue of approximately $2.5 million, advances from borrowers of approximately $13.2 million, accrued interest of approximately $161,000 and accounts payable and accrued expenses of approximately $129,000, offset by a gain on sale of marketable securities of approximately $284,000, and increases in interest and fees receivable of approximately $1.9 million, and amounts due from borrowers of approximately $1.6 million. For 2020, net cash from operating activities was primarily the result of net income of  approximately $9.0 million, amortization of deferred financing costs of approximately $602,000, an impairment loss of $795,000, decreases in other receivables of approximately $74,000 and deposits on property and equipment of approximately $72,000, increases in deferred revenue of approximately $894,000, advances from borrowers of approximately $982,000 and accounts payable and accrued expenses of approximately $122,000, offset by a gain on sale of marketable securities of approximately $903,000, and increases in interest and fees receivable of approximately $505,000, and amounts due from borrowers of approximately $1.5 million.

Net cash used for investing activities for 2021 year was approximately $166.0 million compared to approximately $82.8 million in net cash used for 2020. For 2021, the major contributors to net cash used for investing activities were the purchase of investments of approximately $204.0 million, acquisitions of and improvements to real estate owned of approximately $1.0 million, purchases of interests in investment partnerships of approximately $6.1 million, and principal disbursements on mortgages receivable of approximately $251.8 million. These amounts were offset by proceeds from the sales of investments of approximately $180.5 million, proceeds from the sale of real estate owned of approximately $2.4 million, and principal collections on mortgages receivable of approximately $115.1 million. For 2020, the major contributors to net cash used for investing activities were the purchase of investments of approximately $97.6 million, acquisitions of and improvements to real estate owned of approximately $1.8 million and principal disbursements on mortgages receivable of approximately $117.2 million. These amounts were offset by proceeds from the sales of investments of approximately $77.1 million, proceeds from the sale of real estate owned of approximately $1.8 million, and principal collections on mortgages receivable of approximately $55.0 million.

Net cash provided by financing activities for 2021 year was approximately $160.7 million compared to approximately $73.8 million for 2020. Net cash provided by financing activities for the 2021 consisted primarily of a $5.1 million increase in the amount of the Wells Fargo Loan, gross proceeds from the sale of our fixed rate notes of approximately $51.8 million, proceeds from our Churchill facility of approximately $19.1 million, proceeds from the issuance of Common Shares of approximately $56.0 million, and proceeds from the issuance of Series A Preferred Stock of approximately $45.5 million, offset by dividends paid on Common Stock of approximately $12.3 million, dividends paid on Preferred Stock of approximately $1.9 million, financing costs incurred of approximately $1.9 million and principal payments on our notes and mortgage payable of approximately $791,000. Net cash provided by financing activities for the 2020 consisted primarily of $30.1 million Wells Fargo Loan, gross proceeds from the sale of our fixed rate notes of approximately $56.1 million (after taking into account the original issuance discount) and proceeds from other loans of approximately $258,000 offset by dividends paid of approximately $7.96 million, the repayment of our credit line in the amount of $2.0 million, financing costs incurred of approximately $2.52 million and principal payments on our notes and mortgage payable of approximately $37,000. We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, dividend payments, interest payments on our indebtedness and payments for usual and customary operating and administrative expenses, such as employee compensation and sales and marketing expenses. Based on this analysis, we believe that our current cash balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

Our long-term cash needs will include principal payments on outstanding indebtedness, preferred stock dividends and funding of new mortgage loans. Funding for long-term cash needs will come from unused net proceeds from financing activities, operating cash flows and proceeds from sales of real estate owned.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our Common Shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

Subsequent Events

On January 10, 2022, we paid a dividend of $0.12 per share, or $3,927,600 in the aggregate, to shareholders of record as of December 31, 2021.

On March 14, 2022, we sold a property classified as real estate held for sale at December 31, 2021 and received $622,737 in net proceeds.

From January 3, 2022 through March 2, 2022, we sold an aggregate of 2,730,725 common shares under an at-the-market offering facility realizing gross proceeds of approximately $16.0 million.

On March 9, 2022, we sold $50,000,000 aggregate principal amount of 6.00% notes due March 30, 2027 (the “2027 Notes”) and realized net proceeds of approximately $48.2 million. The 2027 Notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness (including the Notes) but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest), and trade on the NYSE American under the ticker symbol “SCCE.” The 2027 Notes bear interest at the rate of 6.00% per annum beginning on March 9, 2022, which will be payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year they are outstanding. The first interest payment date will be June 30, 2022. The unpaid principal balance of the 2027 Notes and all accrued but unpaid interest thereon is payable in full on March 30, 2027.

On February 9, 2022, warrants to purchase an aggregate of 130,000 common shares at an exercise price of $6.25 per common share issued to the underwriters in connection with the IPO expired without being exercised. (See “Note 14 - Outstanding Warrants” to the financial statements.)

Effective on January 14, 2022, Peter J. Cuozzo, our former Executive Vice President and Chief Operating Officer retired from all of his positions with the company.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of December 31, 2021, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$4,658	$3,940	$718	$—	$—
Unfunded portions of outstanding construction loans	87,516,813	87,516,813	—	—	—
Unfunded loan commitments	—	—	—	—	—
Total contractual obligations	$87,521,471	$87,520,753	$718	$—	$—

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of John L. Villano, our chief executive and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 (the “Evaluation Date”). Based upon that evaluation, Mr. Villano concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of John L. Villano, our principal executive and principal accounting officer, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the “COSO Framework”). The COSO Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors, and their respective ages as of March 30, 2022, are as follows:

Name	Age	Position
John L. Villano	61	Chairman, Chief Executive Officer, Chief Financial Officer, President and Treasurer
William C. Haydon	55	Chief Investment Officer and Director of Investor Relations
Leslie Bernhard(1, 2)	78	Director
Arthur L. Goldberg(1, 3)	83	Director
Brian A. Prinz(1, 4)	69	Director
(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.
(2)	Chair of the Compensation Committee.
(3)	Chair of the Audit Committee.
(4)	Chair of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

John L. Villano, is Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Villano is one of our founders. At the time of our IPO, he was appointed Chairman, co-Chief Executive Officer, Chief Financial Officer and Secretary. In November 2019, upon the resignation of his brother, Jeffrey C. Villano, he was appointed Chairman, Chief Executive Officer, President, Chief Financial Officer and Treasurer. Mr. Villano is a certified public accountant and was engaged in the private practice of accounting and auditing for almost 30 years. He became a full-time employee and a director as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. He is also responsible for all our accounting and financial matters. Mr. Villano holds a bachelor’s degree in Accounting from the University of Rhode Island in 1982. We believe that Mr. Villano’s experience in managing our business since its inception and his professional background as a certified public accountant make him an important part of our management team and make him a worthy candidate to serve on the Board.

William C. Haydon was appointed as our chief investment officer and director of investor relations in May 2021. Mr. Haydon has more than 25 years of experience in financial services and investment banking. He brings us expertise in areas such as lending, securities asset management, initial public offerings, investment banking, financial strategy and long-term planning. Mr. Haydon is responsible for managing our liquid reserves and securities portfolio and he oversees our underwriting team. Prior to joining Sachem, Mr. Haydon served as a portfolio manager and branch manager at Wells Fargo Advisors Financial Network from 2011. From 2008 to 2011, he served as a vice president within the Wealth Management division of UBS Financial Services. From 1999 to 2006 Mr. Haydon was a Managing Director of Northern Mortgage Company, LLC, a firm which he successfully merged into a division of Indy Mac Bank in 2006. From 1996 to 1999, Mr. Haydon was a regional lending officer at Dime Bank of New York, focusing on commercial and residential lending. Mr. Haydon has held numerous FINRA securities registration designations including series 65, 7, and a Series 24 General Securities Principal registration. He holds a Master of Business Administration from the Isenberg School of Management at the University of Massachusetts Amherst and a Bachelor of Science in Business from Skidmore College in Saratoga Springs, New York.

Leslie Bernhard became a member of the Board as of February 9, 2017. She has served as the non-executive chairman of the board of directors of Milestone Scientific Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices, since October 2009, and an independent director of Milestone since May 2003. She also served as interim chief executive officer of Milestone from October 2017 to December 2017. From 2007 through September 2018, Ms. Bernhard also served as an independent director of Universal Power Group, Inc., a global supplier of power solutions (“UPG”), and since September 2018 she has been serving as a consultant to UPG. In 1986 she co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry, and served as its president, chief executive officer and executive director until 2012. Ms. Bernhard holds a BS Degree in Education from St. John’s University. We believe that Ms. Bernhard’s experience as an entrepreneur and her service as a director of other public corporations will enable her to make an important contribution to the Board.

Arthur L. Goldberg became a member of the Board as of February 9, 2017. He has been a private accounting and business consultant since April 2012. From March 2011 through June 2015, he served as a director of Sport Haley Holdings, Inc., a manufacturer and distributor of sportswear and furniture. From January 2008 through March 2013, he served as a member of the board of directors of SED International Holdings, Inc. (OTC: SEDN), a distributor of consumer electronics. From January 2008 through March 2012, he served as the chief financial officer of Clear Skies Solar, Inc., an installer of solar panels. Mr. Goldberg has held senior executive positions, including chief financial officer and chief operating officer, and served as a director of several public companies. From January 2008 through June 2008, he served as the chief financial officer of Milestone Scientific, Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices. From June 1999 through April 2005, Mr. Goldberg was a partner with Tatum CFO Partners, LLP which provided interim CFO staffing services for public and private companies. Mr. Goldberg is an attorney and a certified public accountant and holds a B.B.A. degree from the City College of New York, an M.B.A. from the University of Chicago and J.D. and LLM degrees from the New York University School of Law. Mr. Goldberg was selected as a director because of his experience as the senior executive, operations and financial officer of several public companies and because of his background in law and accounting. We believe that his background and experience will provide the Board with a perspective on corporate finance matters. Given his financial experience, the Board has also determined that Mr. Goldberg qualifies as the Audit Committee financial expert, pursuant to Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Brian A. Prinz became a member of the Board as of February 9, 2017. Since 1976, Mr. Prinz has been employed by Current, Inc., a leading manufacturer of laminated products including sheeting, tubes, rods, spacers and standoffs, as well as electrical grade laminates, a variety of carbon fiber products and other industrial products, which are used in various industries including construction, recreation, energy exploration and defense. Since 2011, Mr. Prinz has served as president and chief financial officer of Current, Inc. Mr. Prinz graduated from Bryant College with a B.A. in 1976. We believe that his background and experience make him well qualified to serve as a member of the Board.

Director Independence and Committees of the Board of Directors

The members of the Board are John L. Villano, Leslie Bernhard, Arthur Goldberg and Brian Prinz. The Board has determined, in accordance with the NYSE American LLC Company Guide, that: (i) Ms. Bernhard and Messrs. Goldberg and Prinz are independent and represent a majority of the directors; and (ii) Ms. Bernhard and Messrs. Goldberg and Prinz, as the members of the Audit Committee, the Nominating and Corporate Governance and Compensation Committee, are independent for such purposes. In determining director independence, the Board applies the independence standards set by NYSE American. In applying these standards, the Board considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on the Board.

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

Nominating and Corporate Governance Committee. The Corporate Governance and Nominating Committee assists the Board by identifying and recommending individuals qualified to become members of the Board. Specific responsibilities include the following:

●	evaluating the composition, size and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees;
●	establishing a policy for considering shareholder nominees to the Board;
●	reviewing our corporate governance principles and making recommendations to the Board regarding possible changes; and
●	reviewing and monitoring compliance with our Code of Ethics and insider trading policy.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with during the year ended December 31, 2021 except as set forth below.

Delinquent Section 16(a) Reports

During the year ended December 31, 2021, Brian Prinz, a director, was late in the filing of two Statements of Changes in Beneficial Ownership on Form 4.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer and other persons performing similar functions. The Code of Ethics is posted on our web site at www.sachemcapitalcorp.com. We will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to John L. Villano at our principal executive office located at 698 Main Street, Branford, CT 06405.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2021 and 2020 (i) all individuals serving as our principal executive officer during the last completed fiscal year; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of our company at the end of the last completed fiscal year (the “Named Executives”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Total

		($)	($)	($)		($)
John L. Villano
Chairman, Chief Executive Officer, President, Chief Financial Officer,	2021	$500,000	$250,000	$500,000	(2)	$1,250,000
Treasurer and Director	2020	$360,000	—	—		$360,000
Peter J. Cuozzo*
Executive Vice President and Chief Operating Officer	2021	$250,000	—	$25,000	(3)	$275,000
	2020	$175,000	—	—		$175,000
William C. Haydon**
Chief Investment Officer and Director of Investor Relations	2021	$168,269	$25,000	—		$193,269

*     Effective January 14, 2022, Mr. Cuozzo retired from all of his positions with the company.

**   Effective May 1, 2021, Mr. Haydon was hired as our chief investment officer and director of investor relations.

(1)	Represents the aggregate grant-date fair value of the awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codified Topic 718 (“FASB ASC Topic 718”).
(2)	Represents the grant-date fair value on an aggregate of 89,928 Common Shares awarded on April 8, 2021.

(3)	Represents the grant-date fair value on an aggregate of 4,753 Common Shares awarded on April 12, 2021.

Employment Agreements — John L. Villano

In August 2016, in anticipation of our initial public offering, we entered into an employment agreement with John L. Villano. The material terms of Mr. Villano’s employment agreement are as follows.

●	Mr. Villano serves as our chairman, chief executive officer, president, chief financial officer and treasurer.
●	The term of his employment, which commenced in February 2017, is five years, unless terminated earlier in accordance with his employment agreement. The termination date is extended one year on each anniversary date of the agreement unless either party to the agreement provides written notice at least 180 days before the next anniversary date that it is electing not to renew the agreement, in which case the agreement will terminate at the end of the fourth year from the next anniversary date.
●	As of April 1, 2018, Mr. Villano’s base salary was $360,000 per annum. In April 2021, his base salary was increased to $500,000 per annum, retroactive to January 1, 2021.
●	Mr. Villano is entitled to incentive compensation in such amount as shall be determined by the Compensation Committee of the Board in its sole and absolute discretion, based on our achievement of the financial performance goals set by the Board of directors and capital transactions.
●	For 2019 and 2020, Mr. Villano did not receive any bonus or incentive compensation. In April 2021, he received a one-time cash bonus of $250,000, of which $125,000 was paid immediately, $62,500 was paid on July 1 and $62,500 was paid on October 1, 2021.
●	In April 2021, Mr. Villano received a grant of 89,928 restricted Common Shares (based on the closing price of $5.56 per Common Share on April 8, 2021) vesting in three equal installments on each of January 1, 2022, 2023 and 2024, which are subject to forfeiture, to the extent unvested, if he voluntary resigns as an employee of the Company without “Good Reason” or if his employment is terminated for “Cause.”
●	Mr. Villano has the right to participate in all retirement, pension, deferred compensation, insurance and other benefit plans adopted and maintained by us for the benefit of employees and be entitled to additional compensation in an amount equal to the cost of any such benefit plan or program if he chooses not to participate.
●	Mr. Villano is indemnified to the full extent permitted by law against and for any claims, liabilities, losses, expenses and costs incurred that relate to any acts or omission taken in his capacity as an officer or director.
●	We have the right to terminate the employment agreement at any time with or without cause and for death or disability (as defined in the employment agreement). See below for the payments due upon a termination.
●	Mr. Villano is subject to a two-year non-competition provision if we terminate the employment agreement for cause.
●	In the event any payment to the employee is subject to an excise tax under the Code, we are obligated to pay Mr. Villano an additional amount equal to the amount of the excise tax and any other taxes (whether in the nature of excise taxes or income taxes) due with respect to such payment.

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

Good Reason includes a “change in control” with respect to us. A “change in control” means (1) if we merge into another corporation and, as a result of such merger, our shareholders immediately prior to such merger own less than 50% of the surviving corporation; (2) we sell, lease or otherwise dispose of all or substantially all of our assets; (3) the acquisition of beneficial ownership, directly or indirectly, of our Common Shares or any other securities having voting rights that we may issue in the future, rights to acquire our voting securities (including, without limitation, securities that are convertible into voting securities and rights, options warrants and other agreements or arrangements to acquire such voting securities) by any person, corporation or other entity or group thereof acting jointly, in such amount or amounts as would permit such person, corporation or other entity or group thereof acting jointly to elect a majority of the members of the Board, as then constituted; or (4) the acquisition of beneficial ownership, directly or indirectly, of voting securities and rights to acquire voting securities having voting power equal to 40% or more of the combined voting power of our then outstanding voting securities by any person, corporation or other entity or group thereof acting jointly unless such acquisition is expressly approved by resolution of the Board passed upon affirmative vote of not less than a majority of the directors and adopted at a meeting of the Board held not later than the date of the next regularly scheduled or special meeting held following the date we obtain actual knowledge of such acquisition (which approval may be limited in purpose and effect solely to affecting the rights of the executive under his employment agreement). Notwithstanding the preceding sentence, any transaction that involves a mere change in identity form or place of organization within the meaning of Section 368(a)(1)(F) of the Code, or a transaction of similar effect, will not constitute a “change in control.”

Employment Agreement — Peter J. Cuozzo

In July 2020, we entered into an employment agreement with Peter J. Cuozzo, our former executive vice president and chief operating officer. The material terms of his agreement are described below. Mr. Cuozzo retired from all his positions with the company on January 14, 2022.

●	He served as our executive vice president and chief operating officer on a full-time basis.
●	The agreement was terminable by either party at any time upon delivery of written notice to the other party.
●	His duties included overseeing, supervising and managing our business, (ii) overseeing and supervising our expansion into Florida, Texas and such other markets identified by our chief executive officer and/or the Board and (iii) such other duties, responsibilities, tasks and projects as shall be determined by our chief executive officer and/or the Board, with the understanding that he shall have the customary authority and support to accomplish such assigned duties, responsibilities, tasks and projects.
●	He was based in Naples, Florida but required to work from our principal place of business, in Branford Connecticut, as frequently and for such period of time as directed by our chief executive officer.
●	His base compensation was $250,000 per year.
●	He was paid a signing bonus of $25,000.

●	He was be entitled to additional compensation in such amounts, at such times and under such circumstances as shall be determined by the Board and/or the Compensation Committee based on (i) the growth of our business; (ii) capital origination, whether via the sale by us of our equity, debt or derivative securities or via new credit facilities with traditional or non-traditional lenders and (iii) mergers and acquisitions of other entities or assets. In April 2021, he was paid a one-time cash bonus of $25,000 and received a grant of 4,753 restricted Common Shares (based on the closing price of $5.26 per Common Share on April 12, 2021) vesting in three equal installments on each of January 1, 2022, 2023 and 2024, which are subject to forfeiture, to the extent unvested, if he voluntary resigns as an employee of the Company without “Good Reason” or if his employment is terminated for “Cause.”
●	He was eligible to participate in any retirement plans (qualified and non-qualified), pension, insurance, health, disability or other benefit plan or program that has been or subsequently adopted by us (or in which we participate), according to the terms of such plan or program, on terms no less favorable than the most favorable terms granted to our senior executives.
●	He was entitled to 25 vacation days per annum and severance pay equal to 18 months of his base compensation if he is terminated without cause, or if he terminates for good reason, prior to July 1, 2022.
●	He is subject to a covenant not to compete that continues for 18 months after termination.

Outstanding Equity Awards at December 31, 2021

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2021.

	Stock Awards
	Number of shares or units of		Market value of shares or
	stock that have not vested		units of stock that have not vested
Name	(#)		($) (1)
John L. Villano	89,928	(2)	$525,179
Peter J. Cuozzo	4,753	(2)	$27,757
(1)	Calculated based on the closing market price of $5.84 at the end of the last completed fiscal year on December 31, 2021.
(2)	One-third of these restricted Common Shares vest on each of January 1, 2022, 2023 and 2024. Unvested shares may not be transferred, sold, pledged, hypothecated or assigned, and are subject to forfeiture.

Compensation of Directors

Our non-employee director compensation plan, as amended on April 8, 2021 and retroactively effective as of January 1, 2021 (the “Director Plan”), provides as follows:

●	each non-employee director will receive cash compensation at a rate of $60,000 per year, which amount shall be paid in equal quarterly installments of $15,000 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	the additional cash compensation payable to the chairperson of each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee will remain unchanged as follows:
●	the chairperson of the Audit Committee will receive additional cash compensation of $7,500 per year, payable in equal quarterly installments of $1,875 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	the chairperson of the Compensation Committee will receive additional cash compensation of $5,000 per year, payable in equal quarterly installments of $1,250 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);

●	the chairperson of the Corporate Governance and Nominating Committee will receive additional cash compensation of $2,500 per year, payable in equal quarterly installments of $625 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	each non-employee director will receive a grant of 5,000 Common Shares on the date he or she is re-elected to serve on the Board; and
●	the non-employee director serving on our Loan Approval Committee will receive additional cash compensation of $7,500 per year, payable in equal quarterly installments of $1,875 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1).

The Named Executives, who are also directors, do not receive additional compensation in connection with their positions as members of the Board.

The following table provides compensation information for the year ended December 31, 2021 for each of our non-employee directors.

	Fees Earned or Paid
	in Cash	Stock Awards	Total
Name	($)	($)(1)	($)
Leslie Bernhard	$65,000	$28,800	$93,800
Arthur L. Goldberg	$67,500	$28,800	$96,300
Brian A. Prinz	$70,000	$28,800	$98,800
(1)	During the year ended December 31, 2021, under the Director Plan, each of Ms. Bernhard and Messrs. Goldberg and Prinz was awarded an aggregate of 5,000 Common Shares, respectively. The dollar amounts reflected in the table are the aggregate grant date fair value for the Common Shares awarded computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 30, 2022, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding Common Shares, Named Executives, all directors, and all directors and officers of Sachem Capital as a group:

	Number of Common
	Shares Beneficially	Percentage of
Name of Beneficial Owner(1)	Owned(2)	Class(3)
Executive Officers and Directors
John L. Villano(4)	1,337,324	3.77%
Leslie Bernhard(5)	5,625	*
Arthur L. Goldberg(5)	22,628	*
Brian A. Prinz(5)	366,943	1.03%
Peter J. Cuozzo(6)	23,347	*
William C. Haydon	10,000	*
All officers and directors as a group (6 persons)	1,765,867	4.97%

*Less than 1%.

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Sachem Capital Corp., 698 Main Street, Branford, CT 06405.
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
(3)	All percentages are determined based on 35,513,887 Common Shares outstanding as of March 30, 2022.
(4)	Includes 89,928 restricted Common shares that were issued in 2021. One-third of these shares vest on each of January 1, 2022, 2023 and 2024. Also includes 6,827 Common Shares owned by Mr. Villano’s wife. Mr. Villano disclaims ownership of the 6,827 Common Shares owned by his wife for the purposes of section 13(d) or 13(g) of the Exchange Act.
(5)	Includes 5,625 restricted Common Shares that vest as follows: (i) 625 shares vest on October 4, 2022; (ii) 1,250 shares vest on October 13, 2022; (iii) 625 shares vest on October 15, 2022; (iv) 1,250 shares vest on October 13, 2023; (v) 625 shares vest on October 15, 2023; and (vi) 1,250 shares vest on October 13, 2023.
(6)	Includes 4,753 restricted Common Shares issued in 2021 that were to vest one-third on each of January 1, 2022, 2023 and 2024. Mr. Cuozzo retired from the Company effective January 14, 2022. In connection therewith, the Company agreed to lift the restrictions on these shares.

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

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	Not applicable	1,352,435
Total	—	Not applicable	1,352,435

During the fiscal year ended December 31, 2021, we granted an aggregate of 109,681 restricted Common Shares under the Plan.

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

Exercise Price of an Option Granted Under the Plan

The exercise price of an option granted under the Plan may be no less than the fair market value of a common share on the date of grant, unless, with respect to nonqualified stock options that are not intended as incentive stock options within the meaning of Section 422 of the Code from time to time, otherwise determined by the Compensation Committee. However, incentive stock options granted to a ten percent (10) % shareholder must be priced at no less than 110% of the fair market value of our Common Shares on the date of grant and their term may not exceed five years. All options granted under the Plan are for a term of no longer than ten years unless otherwise determined by the Compensation Committee. The Compensation Committee also determines the exercise schedule of each option grant.

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

As of December 31, 2021, there were no options granted under the Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

During the years ended December 31, 2021 and 2020, the wife of our chief executive officer was paid $120,000 and $108,000, respectively, for accounting and financial reporting services provided to us. During the year ended December 31, 2021 the daughter of our chief executive officer was paid $10,962 for internal audit and compliance services provided to us.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Hoberman & Lesser, CPA’s, LLP, our principal accounting firm, for the fiscal years ended December 31, 2021 and 2020, are set forth below.

	2021	2020
Audit fees	$228,000	$181,500
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$228,000	$181,500
●	In 2021, the audit fees include fees for professional services rendered for (i) the review of our quarterly financial statements, (ii) the review of our shelf registration statement (File No. 333-256940) on Form S-3 under the Securities Act of 1933, as amended, which was declared effective by the SEC on June 17, 2021, (iii) the review of three separate prospectus supplements to the aforementioned shelf registration statement on Form S-3 and (iv) other services that are normally provided in connection with statutory and regulatory filings.
●	In 2020, the audit fees include fees for professional services rendered for (i) the review of our quarterly financial statements, (ii) the review of our shelf registration statement (File No. 333-236097) on Form S-3 under the Securities Act of 1933, as amended, which was declared effective by the SEC on February 5, 2020, (iii) the review of three separate prospectus supplements to the aforementioned shelf registration statement on Form S-3 and (iv) other services that are normally provided in connection with statutory and regulatory filings.

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

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement(1)
3.1	Certificate of Incorporation(1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019(2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021(10)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019(3)
4.1	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering(4)
4.2	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee(5)
4.3	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee(5)
4.4	Form of 7.125% Notes due 2024(5)
4.5	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee(2)
4.6	Form of 6.875% Notes due 2024(7)
4.7	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (8)
4.8	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.9 above)
4.9	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate.(10)
4.10	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee(11)
4.11	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.12 above).
4.12	Fifth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee(15)
4.13	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.12 above)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp(1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan(1)
10.3

Final Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz(6)

10.4

Final Form of the Restrictive Stock Grant Agreement dated October 4, 2019 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz(2)

10.5

Final Form of the Restrictive Stock Grant Agreement dated April 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of John L., Villano and Peter J. Cuozzo(12)

10.6	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC(13)
10.7	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association(13)
10.8	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo*
14.1	Code of Ethics(9)
21.1	List of Subsidiaries(14)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 30, 2021*
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated November 12, 2021, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage Loan*
99.2	Term Note made by Sachem Capital Corp to New Haven Bank, dated November 17, 2021, in the principal amount of $1,400,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of November 17, 2021*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(14)	None.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.

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
John L. Villano, CPA
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2022

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2022:

Signature	Title

/s/ John L. Villano	Chairman, Chief Executive Officer, President Chief
John L. Villano, CPA	Financial Officer and Director (Principal Executive
Officer & Principal Accounting Officer)

/s/ Leslie Bernhard	Director
Leslie Bernhard

Director
Arthur L. Goldberg

/s/ Brian A. Prinz	Director
Brian A. Prinz

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sachem Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sachem Capital Corp. (the “Company”) as of December 31, 2021 and 2020, and the related statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hoberman & Lesser CPA’s, LLP
Hoberman & Lesser CPA’s, LLP

New York, New York
March 30, 2022

SACHEM CAPITAL CORP

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Assets:
Cash and cash equivalents	$41,938,897	$19,408,028
Investment securities	60,633,661	37,293,703
Mortgages receivable	292,301,209	155,616,300
Interest and fees receivable	3,693,645	1,820,067
Other receivables	94,108	67,307
Due from borrowers	3,671,016	2,025,663
Prepaid expenses	271,291	71,313
Property and equipment, net	2,172,185	1,433,388
Real estate owned	6,559,010	8,861,609
Investments in partnerships	6,055,838	—
Other assets	306,440	—
Deferred financing costs, net	264,451	72,806
Total assets	$417,961,751	$226,670,184

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $5,747,387 and $4,866,058)	$160,529,363	$109,640,692
Repurchase facility	19,087,189	—
Mortgage payable	750,000	767,508
Line of credit	33,178,031	28,055,648
Accrued dividends payable	3,927,600	2,654,977
Accounts payable and accrued expenses	501,753	372,662
Other loans	—	257,845
Security deposits held	—	13,416
Advances from borrowers	15,066,114	1,830,539
Deferred revenue	4,643,490	2,099,331
Notes payable	30,921	54,682
Accrued interest	164,729	3,344
Total liabilities	237,879,190	145,750,644

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 1,903,000 shares of Series A Preferred Stock issued and outstanding	1,903	—
Common stock - $.001 par value; 100,000,000 shares authorized; 32,730,004 and 22,124,801 issued and outstanding	32,730	22,125
Paid-in capital	185,516,394	83,814,376
Accumulated other comprehensive loss	(476,016)	(25,992)
Accumulated deficit	(4,992,450)	(2,890,969)
Total shareholders’ equity	180,082,561	80,919,540
Total liabilities and shareholders’ equity	$417,961,751	$226,670,184

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December 31,
	2021	2020
Revenue:
Interest income from loans	$22,305,530	$13,821,831
Investment income	1,069,374	399,493
Income from partnership investments	142,026	—
Gain on sale of investment securities	284,769	903,257
Origination fees, net	3,389,615	1,893,143
Late and other fees	519,087	85,469
Processing fees	193,492	167,833
Rental income, net	30,663	85,339
Other income	2,489,996	1,246,530
Total revenue	30,424,552	18,602,895

Operating costs and expenses:
Interest and amortization of deferred financing costs	10,422,101	5,547,406
Professional fees	1,142,038	628,797
Compensation, fees and taxes	3,122,934	1,799,889
Exchange fees	50,000	49,054
Other expenses and taxes	299,343	157,194
Depreciation	83,525	61,865
General and administrative expenses	1,101,000	562,607
Loss on sale of real estate	165,915	7,218
Impairment loss	719,000	795,000
Total operating costs and expenses	17,105,856	9,609,030
Net income	13,318,696	8,993,865
Preferred stock dividend	(1,853,855)	—
Net income attributable to common shareholders	11,464,841	8,993,865

Other comprehensive (loss) income
Unrealized (loss) gain on investment securities	(476,016)	24,886
Comprehensive income	$10,988,825	$9,018,751
Basic and diluted net income per common share outstanding:
Basic	$0.44	$0.41
Diluted	$0.44	$0.41

Weighted average number of common shares outstanding:
Basic	26,316,286	22,118,522
Diluted	26,324,986	22,118,522

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

						Accumulated
						Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals

Balance, January 1, 2020	—	—	22,117,301	$22,117	$83,856,308	$(50,878)	$(1,266,729)	$82,560,818

Offering costs - ATM	—	—	—	—	(58,353)	—	—	(58,353)

Stock based compensation	—	—	7,500	8	16,421	—	—	16,429

Unrealized gain on marketable securities	—	—	—	—	—	24,886	—	24,886

Dividends paid on Common Stock	—	—	—	—	—	—	(7,963,128)	(7,963,128)

Dividends declared and payable	—	—	—	—	—	—	(2,654,977)	(2,654,977)

Net income for the year ended December 31, 2020	—	—	—	—	—	—	8,993,865	8,993,865

Balance, December 31, 2020	—	—	22,124,801	22,125	83,814,376	(25,992)	(2,890,969)	80,919,540

Issuance of Preferred Stock, net of expenses	1,903,000	$1,903	—	—	45,460,723	—	—	45,462,626

Issuance of Common Stock, net of expenses	—	—	10,490,188	10,490	56,049,982	—	—	56,060,472

Exercise of warrants	—	—	5,334	5	(5)	—	—	—

Stock based compensation	—	—	109,681	110	191,318	—	—	191,428

Unrealized loss on marketable securities	—	—	—	—	—	(450,024)	—	(450,024)

Dividends paid on Common Stock	—	—	—	—	—	—	(9,638,722)	9,638,722

Dividends declared and payable	—	—	—	—	—	—	(3,927,600)	(3,927,600)

Dividends paid on Preferred Stock	—	—	—	—	—	—	(1,853,855)	(1,853,855)

Net income for the year ended December 31, 2021	—	—	—	—	—	—	13,318,696	13,318,696

Balance, December 31, 2021	1,903,000	$1,903	32,730,004	$32,730	$185,516,394	$(476,016)	$(4,992,450)	$180,082,561

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,318,696	$8,993,865
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	1,215,200	601,959
Write-off of deferred financing costs	72,806	—
Depreciation expense	83,525	61,865
Stock based compensation	191,318	16,429
Impairment loss	719,000	795,000
Loss on sale of real estate	439,525	7,218
Gain on sale of marketable securities	(284,769)	(903,257)
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(1,873,578)	(504,578)
Other receivables	(26,801)	74,090
Due from borrowers	(1,645,353)	(1,537,768)
Prepaid expenses	(199,978)	(46,579)
Deposits on property and equipment	—	71,680
(Decrease) increase in:
Accrued interest	161,385	(72)
Accounts payable and accrued expenses	129,091	122,098
Deferred revenue	2,544,159	893,591
Advances from borrowers	13,235,575	982,271
Total adjustments	14,761,105	633,947

NET CASH PROVIDED BY OPERATING ACTIVITIES	28,079,801	9,627,812

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(204,064,590)	(97,555,422)
Proceeds from the sale of investment securities	180,533,333	77,139,664
Purchase of interests in investment partnerships, net	(6,055,838)	—
Proceeds from sale of real estate owned	2,387,721	1,816,522
Acquisitions of and improvements to real estate owned	(1,243,646)	(1,811,980)
Purchase of property and equipment	(822,322)	(148,857)
Security deposits held	(13,416)	5,616
Principal disbursements for mortgages receivable	(251,832,318)	(117,230,923)
Principal collections on mortgages receivable	115,147,409	54,961,570
Costs in connection with investment activities	(306,440)	—
NET CASH USED FOR INVESTING ACTIVITIES	(166,270,107)	(82,823,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	5,122,383	28,055,648
Net proceeds from repurchase facility	19,087,189	—
Proceeds from mortgage	750,000	—
Repayment of mortgage payable	(767,508)	—
Principal payments on mortgage payable	—	(16,573)
Principal payments on notes payable	(23,761)	(20,751)
Dividends paid on Common Stock	(12,267,706)	(7,963,128)
Dividends paid on Preferred Stock	(1,853,855)	—
Financings costs incurred	(461,357)	(114,559)
Proceeds from other loans	—	257,845
Repayment of other loans	(257,845)	—
Proceeds from issuance of common shares, net of expenses	56,060,472	—
Proceeds from issuance of Series A Preferred Stock, net of expenses	45,462,626	—
Gross proceeds from issuance of fixed rate notes	51,750,000	56,083,750
Financings costs incurred in connection with fixed rate notes	(1,879,463)	(2,520,143)
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	160,721,175	73,762,089

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,530,869	566,091

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	19,408,028	18,841,937

CASH AND CASH EQUIVALENTS - END OF YEAR	$41,938,897	$19,408,028

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

	Years Ended
	December 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$9,097,631	$4,945,448
SUPPLEMENTAL INFORMATION-NON-CASH
Dividends declared and payable	$3,927,600	$2,654,976

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the year ended December 31, 2020 amounted to $1,553,103.

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the year ended December 31, 2021 amounted to $685,763.

Gain on real estate acquired in lieu of foreclosure during the year ended December 31, 2021 amounted to $273,610.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

1. The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, non-bank loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the Northeastern United States and Florida. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider prior reporting results, (b) the Company’s projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.

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

Fair Value Measurements

The framework for measuring fair value provides a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 are described as follows:

Level 1Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company can access.

Level 2Inputs to the valuation methodology include:

●	quoted prices for similar assets or liabilities in active markets;
●	quoted prices for identical or similar assets or liabilities in inactive markets;

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Land and building acquired in 2021 to serve as the Company’s future corporate headquarters is stated at cost. The building is not currently being depreciated as it is undergoing renovations.

Consolidations

The consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated.

Impairment of Long-Lived Assets

The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair market value of the assets.

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 7—Line of Credit, Mortgage Payable and Churchill Facility are amortized over the term of the applicable facility using the straight-line method.

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 9–Notes Payable, are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company does not accrue interest income on mortgages receivable that are more than 90 days past due. Interest income not accrued at December 31, 2021 and collected prior to the issuance of this report is included in 2021 income.

Origination fee revenue, generally 1% – 3% of the original loan principal amount, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Income Taxes

The Company believes it qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and operates accordingly. It made the election to be taxed as a REIT on its 2017 Federal income tax return. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended, relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distribution requirements applicable to REITs and the diversity of ownership of its outstanding capital stock. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.

FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of December 31, 2021 and 2020.

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

Recent Accounting Pronouncements

In May 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-05, “Financial Instruments— Credit Losses (Topic 326): Targeted Transition Relief,” which requires that entities use a new forward looking “expected loss” model that, generally, will result in the earlier recognition of an allowance for credit losses. This ASU also allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” However, after beginning to implement the various key provisions of this ASU, and recognizing the complexities and challenges required, we determined to take advantage of our status as an emerging growth company, which allows us to defer the adoption of this ASU until our year ended December 31, 2023.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 amends ASU 2020-04 and focuses on refining accounting relief for modifications made to certain derivatives and hedging contracts, such as interest rate swaps. The Company believes that neither the adoption of ASU 2020-04 nor the adoption of ASU 2021-01 will have a material impact on its financial statements as it does not have any hedging relationships with respect to its LIBOR referenced credit facility.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The following table sets forth by Level, within the fair value hierarchy, the fair value of the Company’s assets as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
	—	—	—	—
Stocks and ETF's	$10,618,756	—	—	$10,618,756
Mutual funds	50,014,905	—	—	50,014,905
Total liquid investments	$60,633,661	—	—	$60,633,661
Real estate owned			$6,559,010	$6,559,010

The following table sets forth by Level, within the fair value hierarchy, the fair value of the Company’s assets as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
	—	—	—	—
Stocks and ETF's	$6,722,795	—	—	$6,722,795
Mutual funds	30,570,908	—	—	30,570,908
Total liquid investments	$37,293,703	—	—	$37,293,703
Real estate owned			$8,861,609	$8,861,609

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

4. Mortgages Receivable

The Company offers secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the Northeastern United States and Florida. The loans are secured by first mortgage liens on one or more properties owned by the borrower or related parties. The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the years ended December 31, 2021 and 2020, the aggregate amounts of loans funded by the Company were $251,832,318 and $117,230,923, respectively, offset by principal repayments of $115,147,409 and $54,961,570, respectively.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

As of December 31, 2021, the Company’s mortgage loan portfolio includes loans ranging in size up to $19,535,000 with stated interest rates ranging from 5.0% to 14.2%, and a default interest rate for non-payment of 18%.

At December 31, 2021 and 2020, no single borrower or group of related borrowers had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company may agree to extend the term of a loan if, at the time of the extension, the loan and the borrower meet all the Company’s underwriting requirements. The Company treats a loan extension as a new loan.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2021 and 2020:

					Total
					Outstanding
	Residential	Commercial	Land	Mixed Use	Mortgages
December 31, 2020	$112,240,129	$33,548,683	$6,111,670	$3,715,818	$155,616,300
December 31, 2021	$157,841,896	$95,319,795	$20,755,891	$18,383,627	$292,301,209

As of December 31, 2021, the following is the maturities of mortgages receivable for the years ending December 31:

2022	$226,069,289
2023	55,226,972
2024	9,919,625
2025	1,085,323
Total	$292,301,209

At December 31, 2021, of the 520 mortgage loans in the Company’s portfolio, sixteen were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges as of December 31, 2021 was approximately $4.4 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

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

As of December 31, 2021 and 2020, real estate owned totaled $6,559,010 and $8,861,609, respectively, with no valuation allowance in either year. During the year ended December 31, 2021 the Company recorded an impairment loss of $719,000 compared to an impairment loss of $795,000 in 2020.

As of December 31, 2021, real estate owned included $786,302 of real estate held for rental and $5,772,708 of real estate held for sale. As of December 31, 2020, real estate owned included $1,393,398 of real estate held for rental and $7,468,211 of real estate held for sale.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Properties Held for Sale

During the year ended December 31, 2021, the Company sold ten properties held for sale and recognized an aggregate loss of $165,915. During the year ended December 31, 2020, the Company sold two properties held for sale and recognized an aggregate loss of $7,218.

Properties Held for Rental

As of December 31, 2021, one property, a commercial building, was held for rental. The tenant signed a 5 year lease that commenced on August 1, 2021.

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2022	$53,200
Year ending December 31, 2023	53,200
Year ending December 31, 2024	53,200
Year ending December 31, 2025	53,200
Total	$212,800

6. Profit Sharing Plan

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the years ended December 31, 2021 and 2020, the 401(k) Plan expense was $64,322 and $47,164, respectively.

7. Line of Credit, Mortgage Payable, and Churchill Facility

Wells Fargo Margin Line of Credit

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company's portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (1.5% at December 31, 2021). As of December 31, 2021 the total outstanding balance was $33,178,031.

Mortgage Payable

In 2021, the Company obtained a new adjustable-rate mortgage loan from New Haven Bank for up to a maximum principal amount of $1.4 million (the “New Haven Mortgage”) of which $750,000 is outstanding as of December 31, 2021. The New Haven Mortgage accrues interest at an initial rate of 3.75% per annum for the first 72 months and is due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest is due and payable. Beginning on December 1, 2022 and through December 1, 2037, principal and interest on the New Haven Mortgage will be due and payable on a monthly basis. All payments under the New Haven Mortgage are amortized based on a 20-year amortization schedule. The interest rate will be adjusted on each of December 1, 2027 and 2032 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 2.60%. The New Haven Mortgage is a non-recourse loan, secured by a first mortgage lien on each of our current corporate headquarters, located at 698 Main Street, Branford, Connecticut, and our future corporate headquarters, located at 568 East Main Street, Branford, Connecticut. The first $750,000 of proceeds from the New Haven Mortgage were used to reimburse us for our out-of-pocket costs relating to the acquisition of the East Main Street property. The balance of the loan will be used to reimburse us for the out-of-pocket costs we incur to renovate the East Main Street property. Upon completion of the renovation, and assuming we can provide an appraisal that the East Main Street property has a value of not lesss than $1.4 million, the first mortgage lien on our current corporate headquarters will be released.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of December 31, 2021 the effective rate charged under the Facility was 4.25%.

The Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements. Under one such covenant, the Company (A) is prohibited from (i) paying any dividends or making distributions in excess of 90% of its taxable income, (ii) incurring any indebtedness or (iii) purchasing any of its capital stock, unless, it has an asset coverage ratio of at least 150%; and (B) must maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of its repurchase obligations. Churchill has the right to terminate the Facility at any time upon 180 days prior notice to the Company. The Company then has an additional 180 days after termination to repurchase all the mortgage loans held by Churchill.

The Company uses the proceeds from the Facility to finance the continued expansion of its lending business and for general corporate purposes. At December 31, 2021, the total amount outstanding under the Facility was $19,087,189 and the Company estimates that it had approximately $6.3 million of additional availability under the Facility. The collateral pledged to Churchill at December 31, 2021 was 17 mortgage loans that in the aggregate had unpaid principal balance of approximately $37.9 million.

The NHB Mortgage and the Churchill Facility contain cross-default provisions.

8. Financing Transactions

During the year ended December 31, 2021, the Company generated approximately $156.8 million of gross proceeds from the sale of its securities as follows:

(i)	$51,750,000 from the sale of its 6.0% unsecured, unsubordinated notes due December 30, 2026;
(ii)	$47,575,000 from the sale of its 7.75% cumulative Series A Preferred Stock; and
(iii)	$57,510,243 from the sale of 10,490,188 common shares in “at-the-market” offerings.

The net proceeds from the sale of these securities were used primarily to fund new mortgage loans, for working capital and general corporate purposes.

During the year ended December 31, 2020, the Company generated approximately $56.1 million (after taking into account the original issue discount) of gross proceeds from the sale of its securities as follows:

(iv)	$28,363,750 from the sale of its 7.75% unsecured, unsubordinated notes due September 30, 2025 in September and October 2020; and
(v)	$27,720,000 from the sale of additional September 2025 Notes in December 2020.

The net proceeds from the sale of these securities were used primarily to fund new mortgage loans, for working capital and general corporate purposes.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

9. Notes Payable

At December 31, 2021, the Company had an aggregate of $160,529,363 of unsecured, unsubordinated notes payable outstanding, net of $5,747,387 of deferred financing costs (collectively, the “Notes”). The Notes were issued in four series:

(i)	Notes having an aggregate principal amount of $23,663,000 bearing interest at 7.125% per annum and maturing June 30, 2024 (“the June 2024 Notes”);
(ii)	Notes having an aggregate principal amount of $34,500,000 bearing interest at 6.875% per annum and maturing December 30, 2024 (the “December 2024 Notes”);
(iii)	Notes having an aggregate principal amount of $56,363,750 bearing interest at 7.75% per annum and maturing December 30, 2024 (the “September 2025 Notes”); and

(iv)	Notes having an aggregate principal amount of $51,750,000 bearing interest at 6.0% per annum and maturing December 30, 2026 (the "December 2026 Notes").

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCB”, “SACC”,“SCCC”, and “SCCD”, respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. The June 2024 Notes and the December 2024 Notes are callable at any time. The September 2025 Notes will be callable at any time after September 4, 2022 and the December 2026 Notes will be callable at any time after December 30, 2023.

10. Other Income

Other income of the Company includes the following:

	Year Ended
	December 31,
	2021	2020
Income from borrower charges	$477,479	$290,683
Lender, modification and extension fees	1,739,198	672,159
In-house legal fees	254,150	223,440
Other income	19,169	60,248
Total	$2,489,996	$1,246,530

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

11. Commitments and Contingencies

Origination Fees

Loan origination fees generally range from 1%-3% of the original loan principal and, generally, are payable at the time the loan is funded. These payments are amortized for financial statement purposes over the life of the loan and will be recorded as income as follows:

Year ending December 31,
2022	$4,284,288
2023	345,031
2024	14,171
Total	$4,643,490

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is generally recognized in full at the time of repayment. If the borrower is entitled to a partial refund of the origination fee collected in connection with a prepaid loan, the Company credits the refundable portion against the balance due on the loan. For the years ended December 31, 2021 and 2020, approximately $930 and $55,639 of origination fees were refunded in connection with prepaid loans.

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018 to $360,000, and increased again in April 2021 to $500,000; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control.

In July 2020, the Company entered into an employment agreement with Peter Cuozzo, the material terms of which are as follows: (i) the agreement can be terminated by either party at any time upon delivery of written notice to the other party; (ii) a base salary of  $250,000 per year; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company's Board of Directors; (iv) participation in the Company's employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) subject to a covenant not to compete that continues for 18 months after termination unless he is terminated without "cause" prior to July 1, 2022; and (vii) severance pay equal to 18 months of his base compensation if he is terminated without cause, or if he terminates for good reason, prior to July 1, 2022. Mr. Cuozzo retired in January 2022.

Unfunded Commitments

At December 31, 2021, the Company had future funding obligations totaling $89,193,998, which can be drawn by the borrowers when the conditions relating thereto have been satisfied.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At December 31, 2021, there were nine such properties, representing approximately $810,000 of mortgages receivable.

12. Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate,

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of December 31, 2021, and 2020, loans to known shareholders totaled $16,629,844 and $9,356,336, respectively. Interest income earned on these loans totaled $830,925 and $649,159 for the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, the wife of the Company’s chief executive officer was employed by the Company as its director of finance. She received a salary of $120,000 for 2021 and $108,000 for 2020. During the year ended December 31, 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For 2021, she received compensation of $10,962.

13. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in securities, investments in partnerships, and mortgage loans.

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

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (approximately 55.10%), Florida (approximately 18.21)% and New York (approximately 13.14%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

Credit risks associated with the Company's mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable.

14. Outstanding Warrants

In 2017 the Company consummated two public offerings – an initial public offering (“IPO”) in February and a follow-on offering in October-November. In connection with the IPO, the Company issued to the underwriters warrants to purchase an aggregate of 130,000 common shares at an exercise price of $6.25 per common share (“IPO Warrants”). The fair value of the IPO Warrants, using the Black-Scholes option pricing model, on the date of issuance was $114,926. At December 31, 2021, all of the IPO Warrants were outstanding. The IPO Warrants expired on February 9, 2022.

In connection with a public offering that was consummated in October 2017, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of $5.00 per share. These warrants expire on October 24, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $131,728. At December 31, 2021 and 2020, 142,969 and 171,093 warrants were outstanding, respectively.

In October 2021, warrants to purchase 28,124 of the Company’s common shares were exercised. The holders of those warrants elected to use the cashless exercise option available to them under the terms of the warrants. As such, they received 5,334 common shares.

15. Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of December 31, 2021 was 1,352,435.

In 2020, the Company issued 7,500 restricted common shares to its independent directors. One-third of such shares (i.e., 2,500) vested immediately upon issuance; one-third vested in 2021; and one third will vest in 2022. No other awards were made under the Plan in 2020.

In 2021, the Company issued 15,000 restricted common shares to its independent directors. One-third of such shares (i.e., 5,000) vested immediately upon issuance; one-third will vest in 2022; and one third will vest in 2023.

Also in 2021, the Company granted 89,928 restricted common shares (having a market value of approximately $500,000) to its chief executive officer and 4,753 restricted common shares (having a market value of approximately $25,000) to its then executive vice president and chief operating officer. None of the restricted shares granted to the Company’s officers vested in 2021. One-third of such shares vested on January 1, 2022, and one-third will vest on each of January 1, 2023 and 2024. However, in connection with his retirement from the Company in 2022, the Company waived the restrictions on the 4,753 common shares granted to its executive vice president and chief operating officer. Stock based compensation for the years ended December 31, 2021 and 2020 was $191,428 and $16,429, respectively.

16.Equity Offerings

On April 9, 2021, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $43,636,250 of its common shares in an “at-the market” offering. On December 6, 2021, the Company filed a second prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $44,925,000 of its common shares in an “at-the market” offering, which is ongoing. During the year ended December 31, 2021, the Company sold an aggregate of 10,490,188 common shares under these prospectuses and realized net proceeds of $56,003,751 in connection therewith. At December 31, 2021, no common shares were available for sale under the first prospectus supplement and $38,017,386 of common shares were available for future sale under the second prospectus supplement.

On June 23, 2021, the Company entered into an underwriting agreement with respect to a firm commitment underwritten public offering of up to 1,955,000 shares (including 255,000 shares to cover overallotments) of the Company’s 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at a public offering price of $25.00 per share, equal to the liquidation preference (the “Series A Offering”). The Series A Offering was made pursuant to a prospectus supplement, dated June 23, 2021, to the Company’s shelf registration statement on Form S-3 declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on June 17, 2021, and the base prospectus included in such registration statement. On June 29, 2021, the Company consummated the sale of 1,700,000 shares of Series A Preferred Stock for an aggregate purchase price of $42.5 million. Another 203,000 shares were sold on July 2, 2021 after the Underwriters exercised their over-allotment option. Total gross proceeds from the offering were $47.6 million and net proceeds from the sale, after paying underwriting discounts and commissions and other offering expenses, were approximately $45.5 million. (See Note 19.)

17.Partnership Investments

As of December 31, 2021, the Company had invested $6.7 million in three limited liability companies managed by a a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. Each limited liability company has elected to be treated as a partnership for income tax purposes.

The Company invested $4 million in one partnership, for which it received a membership interest.The Company’s withdrawal from the partnership may only be granted by the manager. For the year ended December 31, 2021, the Company received distributions of $142,000 from this partnership.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

In December 2021, the Company invested an aggregate of $2.7 million in two additional investment partnerships, which are managed by an affiliate of the manager of the partnership described in the paragraph above. In connection therewith, the Company received a 49% membership interest in each entity. The Company accounts for these investments at cost.

18.Special Purpose Acquisition Corporation

On March 24, 2021, the Company loaned $25,000 to its wholly-owned subsidiary, Sachem Sponsor LLC. Sachem Sponsor LLC used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of December 31, 2021, the Company had incurred approximately $306,000 of costs related to the the preparation and filing of the registration statement, including legal fees, accounting fees and filing fees as well organizational costs and an expense advance to the underwriter.

On July 14, 2021, Sachem Acquisition Corp. filed a registration statement on Form S-1 registering the sale of 5,750,000 units at $10.00 per unit, or $57,500,000 in the aggregate. Each unit consists of one share of Class A common stock and one-half of a warrant to purchase one share of Class A common stock.

19.Series A Preferred Stock

On June 25, 2021, the Company filed a Certificate of Amendment with the Department of State of the State of New York to designate 1,955,000 shares of the Company’s authorized preferred shares, par value $0.001 per share, as shares of Series A Preferred Stock with the powers, designations, preferences and other rights as set forth therein (the “Certificate of Amendment”). The Certificate of Amendment provides that the Company will pay quarterly cumulative dividends on the Series A Preferred Stock, in arrears, on the 30th day of each of September, December, March and June from, and including, the date of original issuance of the Series A Preferred Stock at 7.75% of the $25.00 per share liquidation preference per annum (equivalent to $1.9375 per annum per share). The Series A Preferred Stock will not be redeemable before June 29, 2026, except upon the occurrence of a Change of Control (as defined in the Certificate of Amendment). On or after June 29, 2026, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. Upon the occurrence of a Change of Control, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into common shares in connection with a Change of Control by the holders of the Series A Preferred Stock. Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company’s election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date as defined in the Certificate of Amendment) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of the common shares determined by formula, in each case, on the terms and subject to the conditions described in the Certificate of Amendment, including provisions for the receipt, under specified circumstances, of alternative consideration as described in the Certificate of Amendment. Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights.

20. Subsequent Events

On January 10, 2022, the Company paid a dividend of $0.12 per share, or $3,927,600 in the aggregate, to common shareholders of record as of December 31, 2021.

On January 14, the Company’s executive vice president and chief operating officer retired.

On March 14, 2022, the Company sold a property classified as real estate held for sale at December 31, 2021 receiving $622,737 in net proceeds.

From January 3, 2022 through March 2, 2022, the Company sold an aggregate of 2,730,725 common shares under its at-the-market offering facility realizing gross proceeds of approximately $16.0 million, all of which settled by March 4, 2022.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

On March 9, 2022, the Company sold $50,000,000 aggregate principal amount of 6.00% notes due March 30, 2027 (the “2027 Notes”) and realized net proceeds of approximately $48.2 million. The 2027 Notes are unsecured, unsubordinated obligations and rank equally in right of payment with all our existing and future senior unsecured and unsubordinated indebtedness, including the Notes (see Note 9 – Notes Payable) but are effectively subordinated in right of payment to all our existing and future secured indebtedness (including indebtedness that is initially unsecured but to which we subsequently grant a security interest), and trade on the NYSE American under the ticker symbol “SCCE.” The 2027 Notes bear interest at the rate of 6.00% per annum beginning on March 9, 2022, which will be payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year they are outstanding. The first interest payment date will be June 30, 2022. The unpaid principal balance of the 2027 Notes and all accrued but unpaid interest thereon is payable in full on March 30, 2027.

On February 9, 2022, all the outstanding warrants expired without being exercised.

On March 30, 2022, the Company was notified that the underwriter of the 2027 Notes offering is exercising its over-allotment option in part, and will purchase an additional $1,875,000 principal amount of the 2027 Notes. Closing is scheduled for April 4, 2022.

Management has evaluated subsequent events through March 30, 2022 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

21. COVID-19

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide and has materially and adversely affected many businesses and as of December 31, 2021, the COVID-19 pandemic is ongoing. In response to the onset of the COVID-19 pandemic and the restrictions imposed by various states, including the States of Connecticut, Florida and New York to prevent, or at least reduce the risk of the spread of the virus, at the end of the first quarter of 2020 the Company adopted certain temporary programs, policies and guidelines designed primarily to preserve its liquidity, help its borrowers and protect its employees.

In the event the Company is forced to close its physical office, it is likely that there would be some adverse impact. For example, the underwriting process would continue to function but would take longer to complete without immediate access to background and credit profiles. Loan committee meetings would continue to be held virtually (as they are under normal conditions) but the loan approval process may incur delay or not be as thorough and efficient as in the past. In addition, Company personnel may not be able to meet with borrowers or potential borrowers, including physical property inspections, which could adversely impact its ability to service loans, monitor compliance and originate new loans. Finally, the filing of loan documents with the various recording offices may be delayed.