Form 10-Q
period 2022-03-31
Sachem Capital Corp.
filed 2022-05-04
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐     Yes    ☒     No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC
7.125% Notes due 2024	SCCB	NYSE American LLC
6.875% Notes due 2024	SACC	NYSE American LLC
7.75% Notes due 2025	SCCC	NYSE American LLC
6.00% Notes due 2026	SCCD	NYSE American LLC
6.00% Notes due 2026	SCCE	NYSE American LLC
7.75% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	SACHPRA	NYSE American LLC

As of May 3, 2022, the Issuer had a total of 36,283,119 common shares, $0.001 par value per share, outstanding.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Assets:
Cash and cash equivalents	$57,863,469	$41,938,897
Investment securities	35,510,232	60,633,661
Mortgages receivable	353,627,221	292,301,209
Interest and fees receivable	3,988,127	3,693,645
Other receivables	304,796	94,108
Due from borrowers	3,841,663	3,671,016
Prepaid expenses	229,071	271,291
Property and equipment, net	2,153,604	2,172,185
Real estate owned	6,312,818	6,559,010
Investments in partnerships	17,413,855	6,055,838
Other assets	364,208	306,440
Deferred financing costs, net	155,542	264,451
Total assets	$481,764,606	$417,961,751

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $7,226,079 and $5,747,387)	$209,050,671	$160,529,363
Repurchase facility	26,945,149	19,087,189
Mortgage payable	750,000	750,000
Line of credit	23,279,364	33,178,031
Accrued dividends payable	—	3,927,600
Accounts payable and accrued expenses	512,473	501,753
Advances from borrowers	16,629,966	15,066,114
Deferred revenue	4,876,284	4,643,490
Other notes	24,294	30,921
Accrued interest	286,642	164,729
Total liabilities	282,354,843	237,879,190

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 1,903,000 shares of Series A Preferred Stock issued and outstanding	1,903	1,903
Common stock - $.001 par value; 100,000,000 shares authorized; 35,513,887 and 32,730,004 issued and outstanding	35,514	32,730
Paid-in capital	201,168,304	185,516,394
Accumulated other comprehensive loss	(233,208)	(476,016)
Accumulated deficit	(1,562,750)	(4,992,450)
Total shareholders’ equity	199,409,763	180,082,561
Total liabilities and shareholders’ equity	$481,764,606	$417,961,751

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Interest income from loans	$8,511,375	$4,531,232
Investment income	271,472	242,691
Income from partnership investments	272,488	17,373
Loss on sale of investment securities	(154,135)	(129,440)
Origination fees, net	1,637,627	517,428
Late and other fees	128,864	35,929
Processing fees	65,855	35,975
Rental income, net	10,042	4,184
Unrealized losses on investment securities	(1,052,230)	—
Other income	610,017	456,809
Total revenue	10,301,375	5,712,181

Operating costs and expenses:
Interest and amortization of deferred financing costs	3,898,389	2,464,755
Professional fees	230,715	231,756
Compensation, fees and payroll taxes	993,962	592,087
Exchange fees	12,329	12,329
Other expenses and other taxes	64,704	21,809
Depreciation	22,239	19,602
General and administrative expenses	401,233	159,608
Loss on sale of real estate	65,838	2,134
Impairment loss	260,500	25,000
Total operating costs and expenses	5,949,909	3,529,080
Net income	4,351,466	2,183,101
Preferred stock dividend	(921,766)	—
Net income attributable to common shareholders	3,429,700	2,183,101

Other comprehensive loss
Unrealized gain (loss) on investment securities	242,808	(7,494)
Comprehensive income	$3,672,508	$2,175,607
Basic and diluted net income per common share outstanding:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

Weighted average number of common shares outstanding:
Basic	34,892,883	22,138,006
Diluted	34,898,666	22,138,006

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2022	1,903,000	$1,903	32,730,004	$32,730	$185,516,394	$(476,016)	$(4,992,450)	$180,082,561

Issuance of Common Stock, net of expenses	—	—	2,730,725	2,730	15,545,085	—	—	15,547,815

Exercise of warrants	—	—	19,658	20	(20)	—	—	—

Stock based compensation	—	—	33,500	34	106,845	—	—	106,879

Unrealized gain on marketable securities	—	—	—	—	—	242,808	—	242,808

Dividends paid on Preferred Stock	—	—	—	—	—	—	(921,766)	(921,766)

Net income for the period ended March 31, 2022	—	—	—	—	—	—	4,351,466	4,351,466
Balance, March 31, 2022	1,903,000	$1,903	35,513,887	$35,514	$201,168,304	$(233,208)	$(1,562,750)	$199,409,763

	FOR THE THREE MONTHS ENDED MARCH 31, 2021
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, January 1, 2021	—	—	22,124,801	$22,125	$83,814,376	$(25,992)	$(2,890,969)	$80,919,540

Issuance of Common Stock, net of expenses	—	—	303,407	303	1,542,162	—	—	1,542,465

Stock based compensation	—	—	—	—	4,107	—	—	4,107

Unrealized loss on marketable securities	—	—	—	—	—	(7,494)	—	(7,494)

Net income for the period ended March 31, 2021	—	—	—	—	—	—	2,183,101	2,183,101
Balance, March 31, 2021	—	—	22,428,208	$22,428	$85,360,645	$(33,486)	$(707,868)	$84,641,719

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,351,466	$2,183,101
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	469,251	244,105
Write-off of deferred financing costs	—	72,806
Depreciation expense	22,239	19,602
Stock based compensation	106,879	4,107
Impairment loss	260,500	25,000
Loss on sale of real estate	65,838	2,134
Unrealized loss on investment securities	1,052,230	—
Loss on sale of investment securities	154,135	129,440
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(395,924)	(62,544)
Other receivables	(210,688)	(345,905)
Due from borrowers	(292,302)	(499,376)
Prepaid expenses	42,220	(102,175)
(Decrease) increase in:
Accrued interest	121,913	(3,344)
Accounts payable and accrued expenses	10,720	163,661
Deferred revenue	232,794	84,984
Advances from borrowers	1,563,852	873,460
Total adjustments	3,203,657	605,955

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,555,123	2,789,056

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(27,545,183)	(22,755,450)
Proceeds from the sale of investment securities	51,705,055	23,606,780
Purchase of interests in investment partnerships, net	(11,358,017)	(1,843,398)
Proceeds from sale of real estate owned	622,737	370,792
Acquisitions of and improvements to real estate owned	(177,336)	(160,361)
Purchase of property and equipment	(3,658)	(35,867)
Principal disbursements for mortgages receivable	(88,735,230)	(31,661,577)
Principal collections on mortgages receivable	27,106,768	30,506,173
Costs in connection with investment activities	(57,768)	(98,210)
NET CASH USED FOR INVESTING ACTIVITIES	(48,442,632)	(2,071,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	—	105,340
Net proceeds from repurchase facility	7,857,960	—
Repayment of mortgage payable	—	(767,508)
Repayment of line of credit	(9,898,667)	—
Principal payments on notes payable	(6,627)	(5,632)
Dividends paid on Common Stock	(3,927,600)	(2,654,977)
Dividends paid on Preferred Stock	(921,766)	—
Proceeds from issuance of common shares, net of expenses	15,547,815	1,542,465
Gross proceeds from issuance of fixed rate notes	50,000,000	—
Financings costs incurred in connection with fixed rate notes	(1,839,034)	—
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	56,812,081	(1,780,312)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,924,572	(1,062,374)

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	41,938,897	19,408,028

CASH AND CASH EQUIVALENTS - END OF PERIOD	$57,863,469	$18,345,654

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$3,307,225	$2,445,468

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the period ended March 31, 2022 amounted to $420,547.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

1.    The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, non-bank loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the Northeastern United States and Florida. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio evaluated on each transaction. In addition, the Company may make opportunistic real estate purchases apart from its lending activities or enter into other transactions with third parties involving real estate financing transactions.

2.    Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on (a) various assumptions that consider its experience, (b) the Company’s projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances typically exceed the Federal Deposit Insurance Corporation insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. The Company does not believe that the risk is significant.

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

MARCH 31, 2022

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

Real Estate Owned

Real estate owned by the Company is stated at cost and is tested for impairment quarterly.

Consolidations

The consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated.

Impairment of long-lived assets

The Company monitors events or changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.If the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair market value of the assets.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 7-Line of Credit, Mortgage Payable and Churchill Facility are amortized over the term of the applicable facility using the straight-line method.

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 9 - Notes Payable, are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than 90 days past due. Interest income not accrued at March 31, 2022 and collected prior to the issuance of this report is included in income for the period ended March 31, 2022.

Origination fee revenue, generally 1% – 3% of the original loan principal amount, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

Income Taxes

The Company believes it qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and operates accordingly. It made the election to be taxed as a REIT on its 2017 Federal income tax return. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distribution requirements applicable to REITs and the diversity of ownership of its outstanding capital stock. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification.

FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of March 31, 2022 and 2021.

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

Investment Transactions and Related Income.

Investment transactions are accounted for on a trade-date basis. Dividends are recorded on the ex-dividend date and interest is recognized on the accrual basis. Investment securities are marked-to-market. Unrealized gains and losses on investment securities with a stated maturity date are included in other comprehensive income (loss). All other unrealized gains and losses on investment securities are included in net income (loss).

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

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$20,137,864	—	—	$20,137,864
Mutual funds	15,372,368	—	—	15,372,368
Total liquid investments	$35,510,232	—	—	$35,510,232
Real estate owned	—	—	$6,207,818	$6,207,818

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

For the three months ended March 31, 2022 and 2021, the aggregate amounts of loans funded by the Company were $88,735,230 and $31,661,577, respectively, offset by principal repayments of $27,304,218 and $30,506,173, respectively.

As of March 31, 2022, the Company’s mortgage loan portfolio includes loans ranging in size up to $20,753,028 with stated interest rates ranging from 5.0% to 14.2%, and a default interest rate for non-payment of 18%.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

As of March 31, 2022 and 2021, the Company’s mortgage loan portfolio had an impairment loss of $105,000 and $0, respectively.

At March 31, 2022 and 2021, no single borrower or group of related borrowers had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company may agree to extend the term of a loan if, at the time of the extension, the loan and the borrower meet all the Company’s then underwriting requirements. The Company treats a loan extension as a new loan.

Credit Risk

Credit risk profile based on loan activity as of March 31, 2022 and December 31, 2021:

					Total
					Outstanding
	Residential	Commercial	Land	Mixed Use	Mortgages
December 31, 2021	$157,841,896	$95,319,795	$20,755,891	$18,383,627	$292,301,209
March 31, 2022	$192,305,801	$113,902,025	$23,184,331	$24,235,064	$353,627,221

As of March 31, 2022, the following is the maturities of mortgages receivable as of March 31:

2022	$205,001,324
2023	118,276,090
2024	29,266,818
2025	1,082,989
Total	$353,627,221

At March 31, 2022, of the 520 mortgage loans in the Company’s portfolio, 20 were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges as of March 31, 2022 was approximately $6.3 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

At March 31, 2022 approximately $27.2 million of mortgages receivable is past maturity and in the process of being extended.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of March 31, 2022 and March 31, 2021, real estate owned totaled $6,312,818 and $8,624,044, respectively , with no valuation allowance. For the three months ended March 31, 2022, the Company recorded an impairment loss of $155,500 compared to an impairment loss of $25,000 in 2021.

As of March 31, 2022, real estate owned included $799,533 of real estate held for rental and $5,513,285 of real estate held for sale.As of March 31, 2021, real estate owned included $1,381,687 of real estate held for rental and $7,242,357 of real estate held for sale.

Properties Held for Sale

During the three months ended March 31, 2022, the Company sold a property held for sale and recognized an aggregate loss of $65,838. During the three months ended March 31, 2021, the Company sold a property classified as real estate held for sale, receiving approximately $371,000 in gross proceeds. The Company recognized a loss of $2,134 on the sale.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

Properties Held for Rental

As of March 31, 2022, one property, a commercial building, was held for rental. The tenant signed a 5 year lease that commenced on August 1, 2021.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2022	$53,200
Year ending December 31, 2023	53,200
Year ending December 31, 2024	53,200
Year ending December 31, 2025	53,200
Total	$212,800

6.     Profit Sharing Plan

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three month ended March 31, 2022 and 2021, the 401(k) Plan expense was $19,993 and $12,744, respectively.

7.     Line of Credit, Mortgage Payable, and Churchill Facility

Wells Fargo Margin Line of Credit

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (1.75% at March 31, 2022). As of March 31, 2022 the total outstanding balance was $23,279,364.

Mortgage Payable

In 2021, the Company obtained a new adjustable-rate mortgage loan from New Haven Bank (“NHB”) for up to a maximum principal amount of $1.4 million (the “NHB Mortgage”) of which $750,000 is outstanding as of March 31, 2022. The NHB Mortgage accrues interest at an initial rate of 3.75% per annum for the first 72 months and is due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest is due and payable. Beginning on December 1, 2022 and through December 1, 2037, principal and interest on the NHB Mortgage will be due and payable on a monthly basis. All payments under the NHB Mortgage are amortized based on a 20-year amortization schedule. The interest rate will be adjusted on each of December 1, 2027 and 2032 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 2.60%. The NHB Mortgage is a non-recourse loan, secured by a first mortgage lien on the Company’s current corporate headquarters, located at 698 Main Street, Branford, Connecticut, and future corporate headquarters, located at 568 East Main Street, Branford, Connecticut. The first $750,000 of proceeds from the NHB Mortgage were used to reimburse the Company for out-of-pocket costs relating to the acquisition of the East Main Street property. The balance of the loan will be used to reimburse the Company for the out-of-pocket costs incurred to renovate the East Main Street property. Upon completion of the renovation, and assuming the Company can provide NHB with an appraisal that the East Main Street property has a value of not less than $1.4 million, the first mortgage lien on the current corporate headquarters will be released.

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor , as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25%

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

and (ii) the 30-day LIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of March 31, 2022 the effective rate charged under the Facility was 4.70%.

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

The Company uses the proceeds from the Facility to finance the continued expansion of its lending business and for general corporate purposes. At March 31, 2022, the total amount outstanding under the Facility was $26,945,149 and the Company estimates that it had approximately $6.3 million of additional availability under the Facility. The collateral pledged to Churchill at March 31, 2022, was 25 mortgage loans that in the aggregate had unpaid principal balance of approximately $57.3 million.

The NHB Mortgage and the Churchill Facility contain cross-default provisions.

8.     Financing Transactions

During the three month period ended March 31, 2022, the Company generated approximately $66.0 million of gross proceeds from the sale of its securities as follows:

(i)	$50,000,000 from the sale of its 6.0% unsecured, unsubordinated notes due March 30, 2027 (the “March 2027 Note Offering”); and
(ii)	$15,958,899 from the sale of 2,730,725 common shares in an “at-the-market” offering.

The net proceeds from the sale of these securities were used primarily to fund new mortgage loans, for working capital and general corporate purposes.

During the three month period ended March 31, 2021, the Company sold 303,407 common shares in an at-the-market offering. Net proceeds to the Company from the sale of these shares were $1,542,465.

9.    Notes Payable

At March 31, 2022, the Company had an aggregate of $209,050,671 of unsecured, unsubordinated notes payable outstanding, net of $7,226,079 of deferred financing costs (collectively, the “Notes”). The Notes were issued in five series:

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
(iv)	Notes having an aggregate principal amount of $51,750,000 bearing interest at 6.0% per annum and maturing December 30, 2026 (the “December 2026 Notes”); and

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

(v)	Notes having an aggregate principal amount of $50,000,000 bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”).

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCB”, “SACC”,“SCCC”, “SCCD” and “SCCE”, respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. The June 2024 Notes and the December 2024 Notes are callable at any time. The September 2025 Notes will be callable at any time after September 4, 2022, the December 2026 Notes will be callable at any time after December 30, 2023 and the March 2027 Notes will be callable at any time after March 9, 2024.

10.    Other income

For the three months ended March 31, 2022 and 2021, other income consists of the following:

	2022	2021
Income on borrower charges	$234,467	$108,740
Lender, modification and extension fees	308,048	281,894
In-house legal fees	62,100	57,300
Other income	5,402	8,875
Total	$610,017	$456,809

11.    Commitments and Contingencies

Origination Fees

Loan origination fees generally range from 1%-3% of the original loan principal and, generally, are payable at the time the loan is funded. These payments are amortized for financial statement purposes over the life of the loan and will be recorded as income as follows:

Year ending December 31, 2022	$3,783,645
Year ending December 31, 2023	832,565
Year ending December 31, 2024	260,074
Total	$4,876,284

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018 to $360,000, and increased again in April 2021 to $500,000; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2022, the Compenstion Committee increased Mr. Villano’s base salary to $750,000.

In July 2020, the Company entered into an employment agreement with Peter Cuozzo, the material terms of which are as follows: (i) the agreement can be terminated by either party at any time upon delivery of written notice to the other party; (ii) a base salary of  $250,000 per year; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) subject to a covenant not to compete that continues for 18 months after termination unless he is terminated without “cause” prior to July 1, 2022; and (vii) severance pay equal to 18 months of his base compensation if he is terminated without cause, or if he terminates for good reason, prior to July 1, 2022. Mr. Cuozzo retired in January 2022 and waived all future benefits under his employment agreement and the Company agreed to pay on his behalf or reimburse him for the cost of health insurance for him and his spouse through September 30, 2025 and to accelerate the vesting of 4,753 common shares previously awarded to Mr. Cuozzo.

Unfunded Commitments

At March 31, 2022, the Company had future funding obligations totaling $115,441,853, which can be drawn by the borrowers when the conditions relating thereto have been satisfied.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At March 31, 2022, there were nine such properties, representing approximately $810,000 of mortgages receivable.

12.    Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of March 31, 2022, and 2021, loans to known shareholders totaled $15,594,572 and $10,589,641, respectively. Interest income earned on these loans totaled $347,638 and $231,609 for the three months ended March 31, 2022 and 2021, respectively.

The wife of the Company’s chief executive officer is employed by the Company as its director of finance. For the three months ended March 31, 2022 and 2021, she received $27,500 and $28,206, respectively, as compensation from the Company. In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For the three month period ended March 31, 2022, she received compensation of $27,500.

13.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in securities , investments in partnerships, and mortgage loans.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (approximately 47.3%), Florida (approximately 20.6%) and New York (approximately 13.4%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable.

14. Outstanding Warrants

In 2017 the Company consummated two public offerings – an initial public offering (“IPO”) in February and a follow-on offering in October-November. In connection with the IPO, the Company issued to the underwriters warrants to purchase an aggregate of 130,000 common shares at an exercise price of $6.25 per common share (“IPO Warrants”). The fair value of the IPO Warrants, using the Black-Scholes option pricing model, on the date of issuance was $114,926. The IPO Warrants expired unexercised on February 9, 2022.

In connection with a public offering that was consummated in October 2017, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of $5.00 per share. These warrants expire on October 24, 2022. The fair value of these warrants, using the Black-Scholes option pricing model, on the date of issuance was $131,728. In Janaury 2022, warrants to purchase 93,750 of the Company’s common shares were exercised. The holders of those warrants elected to use the cashless exercise option available to them under the terms of the warrants. As such, they received 19,658 common shares. At March 31, 2022, 49,219 warrants were outstanding.

15. Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of March 31, 2022 was 1,318,935.

In February 2022, the Company issued an aggregate of 33,500 restricted common shares under the Plan to 20 of its employees. One-third of such shares vested immediately upon issuance, and an additional one-third of such shares will vest on each of the first and second anniversaries of the date of grant.

Stock based compensation for the three months ended March 31, 2022 and 2021 was $106,845 and $4,107, respectively. As of March 31, 2022, there was unrecorded stock based compensation expense $732,928.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

16. Equity Offerings

On December 6, 2021, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $44,925,000 of its common shares in an “at-the market” offering, which is ongoing. During the three months ended March 31, 2022, the Company sold an aggregate of 2,730,725 common shares under this prospectus and realized net proceeds of $15,547,815 in connection therewith. At March 31, 2022, $22,118,520 of common shares were available for future sale under the ongoing “at-the market” offering.

17.  Partnership Investments

As of March 31, 2022, the Company had invested an aggregate of approximately $17.4 million in four limited liability companies managed by a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s ownership interest in the four limited liability companies and the investment partnership ranges from 7.6% - 49%. The Company accounts for these investments at cost because the Company does not control or have significant influence over the investments. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

For the three months ended March 31, 2022, the partnerships generated $272,489 of income for the Company.

At March 31, 2022, the Company had unfunded partnership commitments totaling approximately $3.7 million.

18. Special Purpose Acquisition Corporation

On March 24, 2021, the Company loaned $25,000 to its wholly-owned subsidiary, Sachem Sponsor LLC. Sachem Sponsor LLC used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of March 31, 2022, the Company had incurred approximately $364,000 of costs related to the preparation and filing of the registration statement, including legal fees, accounting fees and filing fees as well organizational costs and an expense advance to the underwriter.

On July 14, 2021, Sachem Acquisition Corp. filed a registration statement on Form S-1 registering the sale of 5,750,000 units at $10.00 per unit, or $57,500,000 in the aggregate. Each unit consists of one share of Class A common stock and one-half of a warrant to purchase one share of Class A common stock.

19. Series A Preferred Stock

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022

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

20. Subsequent Events

On April 4, 2022, the Company sold an additional $1,875,000 principal amount of the March 2027 Notes pursuant to a partial exercise of the underwriter’s over-allotment option in the March 2027 Note Offering and realized net proceeds of approximately $1.8 million, after payment of underwriting discounts and commissions and estimated offering expenses.

In April 2022, the Company granted (i) 98,425 restricted common shares (having a market value of approximately $500,000) to its chief executive officer. One-third of such shares will vest on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025 and (ii) 7,042 restricted common shares (having a market value of approximately $35,000) to its vice president of finance and operations. One-third of such shares vested on the date of grant, and an additional one-third will vest on each of April 7, 2023 and 2024. In addition, the Company increased the annual base salary of its chief executive officer to $750,000.

On April 1, 2022, the board of directors declared a dividend of $0.12 per common share payable on April 18, 2022 to shareholders of record as of April 11, 2022.

From April 1, 2022 through May 3, 2022, the Company sold an aggregate of 663,765 common shares under its at-the-market offering facility realizing gross proceeds of approximately $3.4 million.

On April 6, 2022, the Company received a term sheet for another note offering up to a maximum of $75 million aggregate principal amount. The Company expects that the offering will be made in May 2022.

Management has evaluated subsequent events through May 3, 2022 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

21. COVID-19

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide and has materially and adversely affected many businesses and as of March 31, 2022, the COVID-19 pandemic is ongoing. In response to the onset of the COVID-19 pandemic and the restrictions imposed by various states, including the States of Connecticut, Florida and New York to prevent, or at least reduce the risk of the spread of the virus, at the end of the first quarter of 2020 the Company adopted certain temporary programs, policies and guidelines designed primarily to preserve its liquidity, help its borrowers and protect its employees.

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

Review of the First Quarter and Outlook for Balance of Year

Compared to the first quarter of 2021, revenue increased 80.3%, net income attributable to common shareholders increased 57.1%, and earnings per share remained unchanged at $0.10 per share. The revenue increase was directly related to the growth in our lending activities, reflected in our interest income which had an increase of 87.8% and our origination fees that had an increase of 216.5%. The increase in revenue was partly offset by a 68.6% increase in operating costs and expenses. The increase in operating expenses is mainly attributable to a 58.2% increase in interest and amortization of deferred financing costs and an 67.9% increase in compensation and related expenses. The increase in compensation expense is mainly attributable to the addition of a Chief Investment Officer in April 2021 as well as additional support staff in our operations and finance teams, positions that are part of our long-term growth strategy. Mortgages receivable increased by 125.6% compared to March 31, 2021, while cash and cash equivalents increased 215.4%. The increase in both mortgages receivable and cash and cash equivalents were primarily due to increase in lending and two public note offerings, a preferred stock offering and our at-the-market offerings.

Our primary business objective for 2022 remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive operational excellence, we have embarked on a broad change management initiative to review, assess, and upgrade — or transform if necessary — our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection procedures and forms. To that end, in the third quarter of 2021 we rolled out a new underwriting model that automated the production of our loan documentation — term sheets, proof of funds, etc. The automation allows for more accurate and timely processing of loan applications, thus increasing loan production while keeping our employee headcount down. In addition, we have begun to focus on developing relationships with larger scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

Our strategy to achieve this objective also includes the following:

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;
●	take advantage of the prevailing economic environment and current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;
●	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle;
●	increase the size and quality of our mortgage loans and expand our geographic footprint to reduce our exposure to adverse market conditions that have a disproportionate impact on a single asset class or geographic area;
●	maintain our status as a publicly-held company, subject to the reporting requirements of the Exchange Act, which gives us immediate access to the public markets for much-needed capital; and
●	operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended.

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

Interest rate compression. For the three months ended March 31, 2022 and 2021, the yield on our mortgage loan portfolio was 11.30% and 11.73%, respectively. (For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) We believe the interest rate compression will continue to be a factor in 2022, particularly as the Federal Reserve Board has begun to increase interest rates, thereby increasing borrowing costs and the cost of capital. This will have a direct impact on our future borrowing costs and on the amounts we borrow under the Churchill Facility (described below), the Wells Fargo Loan (described below) and the NHB Mortgage (described below), all of which are adjustable rate products. We seek to mitigate some of the risk associated with rising rates by limiting the term of most new loans to one year. The interest rates we charge on our loans are subject to a variety of factors including competition (see below) and consumer reluctance due to inflation and general economic conditions. If we cannot increase the rates on our loans, the spread between our cost of capital and what we earn on that capital will be reduced, which would adversely impact our income. On the other hand, since the interest rate on a portion of our outstanding indebtedness is fixed, we have reduced the risk of interest rate compression if interest rates increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

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

Property value fluctuations. We remain aware of property value market cycles and utilize a dashboard of indicators to track property value trends. Our response to this development would be to adhere to our underwriting guidelines and aggressively enforce our rights when loans go into default. By judiciously relying on our dashboard of leading indicators and continuing to make decisions in a sound and proper manner, we see no reason to expect any significant negative outcome regarding our business operations and growth. Some of our indicators within our dashboard are interest rate changes impacting mortgage rates, days-on-market, pending sales, NAHB’s Housing Market Index and the Senior Loan Officer Opinion Survey.

Increased operating expenses. Our operating expenses for the three months ended March 31, 2022 are significantly higher than they were in the same period in 2021 due to our higher debt load, increased headcount, and increased loan volume. In addition, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At March 31, 2022, our mortgage loan portfolio included 204 loans with future funding obligations, in the aggregate principal amount of approximately $115.4 million, compared to 129 loans in the aggregate principal amount of approximately $23.5 million at March 31, 2021. The increase is due to an increase in construction loan originations, a large portion of which is in the Florida market. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In order to deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

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

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At March 31, 2022, debt represented approximately 55.5% of our total capital compared to 63.0% at March 31, 2021. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to continue to leverage our portfolio for the sole purpose of financing our portfolio and not for speculating on changes in interest rates, particularly while interest rates remain low.

As of March 31, 2022, we had five series of unsecured unsubordinated notes outstanding, having an aggregate outstanding principal balance of $216.3 million (collectively, the “Notes”) all of which rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness and are effectively subordinated in right of payment to all existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant a security interest) and structurally subordinated to all existing and future indebtedness of our subsidiaries. Interest on each series of notes is payable quarterly in arrears on each March 30, June 30, September 30 and December 30 of each year they are outstanding and, except as noted below, each series can be prepaid beginning on the second anniversary of its date of issuance.

●	$50,000,000 aggregate original principal amount, issued March 9, 2022, bearing interest at the rate of 6.00% per annum and maturing on March 30, 2027 (the “2027 Notes”) and which trade on the NYSE American under the symbol SCCE;
●	$51,750,000 aggregate original principal amount, issued December 20, 2021, bearing interest at the rate of 6.00% per annum and maturing on December 30, 2026 (the “2026 Notes”) and which trade on the NYSE American under the symbol SCCD;
●	$56,363,750 aggregate original principal amount, of which approximately $14.4 million was issued September 4, 2020, $14.0 million was issued October 23, 2020 and $28.0 million was issued December 22, 2020, bearing interest at the rate of 7.75% per annum and maturing on September 30, 2025 (the “2025 Notes”) and which trade on the NYSE American under the symbol SCCC. The 2025 Notes are prepayable beginning on September 4, 2022;
●	$34,500,000 aggregate original principal amount, issued November 7, 2019, bearing interest at the rate of 6.875% per annum and maturing on December 30, 2024 (the “December 2024 Notes”) and which trade on the NYSE American under the symbol SACC; and
●	$23,663,000 aggregate original principal amount, issued June 25, 2019, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2024 (the “June 2024 Notes”) and which trade on the NYSE American under the symbol SCCB.

Each series of Notes was issued pursuant to the Indenture, dated June 21, 2019, and a supplement thereto, which provides for the form and terms, including default provisions and cures, applicable to each series. All five series of Notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such notes when due and satisfying any additional conditions required under the Indenture, we will be deemed to have been discharged from our obligations under such notes and (ii) an “Asset Coverage Ratio” requirement pursuant to which we may not (x) pay any dividends or make distributions in excess of 90% of our taxable income, (y) incur any indebtedness or (z) purchase any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of our total assets relative to the aggregate amount of its indebtedness.

Under the terms of the Indenture, we may, at our option, at any time and from time to time, on or after June 30, 2021, in the case of the June 2024 Notes, November 7, 2021, in the case of the December 2024 Notes, September 4, 2022, in the case of the 2025 Notes, December 20, 2023, in the case of the 2026 Notes, and March 9, 2024, in the case of the 2027 Notes, redeem such notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness includes the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (each as described below).

On July 21, 2021, we consummated a $200 million facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”). Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. (After the 30-day LIBOR is phased out a new benchmark rate, determined by Churchill, will be used instead.) The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that prohibits us from (A) (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) have unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At March 31, 2022, the amount outstanding under the Churchill Facility was approximately $26.9 million, which amount was accruing interest of an effective rate of 4.70% per annum.

In 2020, we established a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”). The Wells Fargo Loan is secured by our portfolio of short-term securities, had a balance of approximately $23.3 million at March 31, 2022. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. The interest rate at March 31, 2022 was 1.75%.

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

Finally, from time-to-time we raise capital by selling our common shares in various at-the market offerings. During the three months ended March 31, 2022, we sold an aggregate of 2,730,725 common shares pursuant to an at-the-market offering for which we realized aggregate net proceeds of approximately $15.5 million.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements not applicable to other public companies but applicable to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we can also delay adopting new or revised accounting standards until those standards apply to private companies. We intend to avail ourselves of these options. Once adopted, we must continue to report on that basis until we no longer qualify as an emerging growth company. We will cease to be an emerging growth company on December 31, 2022 and, accordingly, will no longer be exempt from the various reporting requirements. However, since we will still be a smaller reporting company, we will continue to be exempt from the independent auditor certification requirement under Section 404 of the Sarbanes-Oxley Act.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections and (c) general financial market conditions. Actual amounts could materially differ from those estimates.

Interest income from loans is recognized, as earned, over the loan period and origination fee revenue on commercial loans is amortized over the term of the respective note.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Total revenue

Total revenue for the three months ended March 31, 2022 was approximately $10.3 million compared to approximately $5.7 million for the three months ended March 31, 2021, an increase of approximately $4.6 million, or 80.3%. The increase in revenue is primarily attributable to an increase in our lending operations. For the 2022 period, interest income was approximately $8.5 million compared to approximately $4.5 million for the 2021 period, representing an increase of approximately $4.0 million or 87.8%. Origination fees were approximately $1.6 million compared to approximately $517,000 for the 2021 period, representing an increase of approximately $1.1 million or 216.5%. Other income was approximately $610,000 for the 2022 period compared to approximately $457,000 for the 2021 period, an increase of approximately $153,000 or 33.5%, offset by unrealized losses on investment securities of approximately $1.1 million compared to $0 for the 2021 period.

Operating costs and expenses

Total operating costs and expenses for three months ended March 31, 2022 were approximately $5.9 million compared to approximately $3.5 million for the three months ended March 31, 2021, an increase of approximately 68.6%. The increase in operating costs and expenses is primarily attributable to the increase in our unsecured bond debt while growing our lending operations and for the reasons discussed hereinabove. In the 2022 period, interest and amortization of deferred financing costs was approximately $3.9 million compared to approximately $2.5 million in the same 2021 period, an increase of $1.4 million or 58.2%. The balance of the increase in operating expenses was primarily attributable to (i) impairment loss, which increased approximately $236,000, (ii) compensation, fees and taxes which increased approximately $402,000, and (iii) general and administrative expenses which increased approximately $242,000.

Comprehensive income

For the quarter ended March 31, 2022, we reported an unrealized gain on investment securities of approximately $243,000 reflecting the decrease in prior unrealized losses since December 31, 2021. For the quarter ended March 31, 2021, we reported an unrealized loss on investment securities of approximately $7,500 reflecting the decrease in the market value of such securities since December 31, 2020.

Net Income

Net income attributable to common shareholders for the three months ended March 31, 2022 was approximately $3.4 million, or $0.10 per share, compared to approximately $2.2 million, or $0.10 per share for the three months ended March 31, 2021.

Adjusted Earnings

Adjusted earnings is calculated as net income attributable to common shareholders, prior to the effect unrealized gains (losses) on securities available-for-sale. Adjusted Earnings should be examined in conjunction with net income (loss) as shown in our statements of comprehensive income. Adjusted Earnings should not be considered as an alternative to net income (loss) (determined in accordance with generally accepted accounting principles in the United States of America (“GAAP)), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Earnings indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Earnings is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance. It should be noted that our manner of calculating Adjusted Earnings may differ from the calculations of similarly-titled measures by other companies.

	For the Period Ended March 31,
	2022	2021
Adjusted Earnings
Net income attributable to common shareholders	$3,429,700	$2,183,101
Add: Unrealized losses on investment securities	1,052,230	—
Adjusted earnings attributable to common shareholders	$4,481,930	$2,183,101

Adjusted earnings per share was $0.13.

Liquidity and Capital Resources

At March 31, 2022, cash and cash equivalents and investment securities totaled approximately $93.4 million compared to approximately $102.6 million at December 31, 2021. This decrease was reflected by an increase in mortgages receivable.

Total assets at March 31, 2022 were approximately $481.8 million compared to approximately $418.0 million at December 31, 2021, an increase of approximately $63.8 million, or 15.3%. The increase was due primarily to the increase of our mortgage loan portfolio of approximately $61.3 million, an increase in investments in partnerships of approximately $11.4 million, offset in part by a decrease in cash and cash equivalents and investment securities of approximately $9.2 million.

Total liabilities at March 31, 2022 were approximately $282.4 million compared to approximately $237.9 million at December 31, 2021, an increase of approximately $44.5 million, or approximately 18.7%. This increase is principally due to an increase in the repurchase facility of approximately $7.9 million and the notes payable, net of deferred financing costs, of approximately $48.5 million, offset by decreases in the accrued dividends payable of approximately $3.9 million and line of credit of approximately $9.9 million.

Total shareholders’ equity at March 31, 2022 was approximately $199.4 million compared to approximately $180.1 million at December 31, 2021, an increase of approximately $19.3 million. This increase was due primarily to net proceeds of $15.5 million from the sale of common shares and our net income attributable to common shareholders of approximately $4.5 million.

Net cash provided by operating activities for the three months ended March 31, 2022 was approximately $7.8 million compared to approximately $2.8 million for same 2021 period. For the 2022 period net cash provided by operating activities consisted primarily of net income of approximately $5.4 million, amortization of deferred financing costs and bond discount of $469,000, an impairment loss of $261,000, a loss on the sale of marketable securities of $154,000, unrealized loss on investment securities of approximately $1.1 million, and increases in advances from borrowers of approximately $1.6 million, deferred revenue of $233,000 and accrued interest of $122,000, offset by increases in interest and fees receivable of $294,000, other receivables of $211,000 and due from borrowers of $171,000 . For the 2021 period net cash provided by operating activities consisted primarily of net income of $2.2 million, amortization of deferred financing costs and bond discount of $244,000, a loss on the sale of investment securities of $129,000, and increases in accounts payable and accrued expenses of $164,000, deferred revenue of $85,000 and advances from borrowers of $873,000, offset by an increase in interest and fees receivable of $63,000, other receivables of $346,000, due from borrowers of $499,000 and prepaid expenses of $102,000.

Net cash used for investing activities for the three months ended March 31, 2022 was approximately $48.7 million compared to approximately $2.1 million for the comparable 2021 period. For the 2022 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $27.5 million, purchases of interests in investment partnerships of approximately $11.4 million and principal disbursements for mortgages receivable of approximately $88.7 million, offset by principal collections on mortgages receivable of approximately $27.3 million, proceeds from the sale of investment securities and proceeds from the sale of real estate owned of $623,000. For the 2021 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $31.7 million, purchase of an interest in investment partnership of approximately $1.8 million, purchase of investment securities of approximately $22.8 million, offset by principal collections on mortgages receivable of approximately $30.5 million and proceeds from the sale of investment securities of approximately $23.6 million.

Net cash provided by financing activities for the three months ended March 31, 2022 was approximately $56.8 million compared to approximately $1.8 million of cash used for the comparable 2021 period. Net cash provided by financing activities for the 2022 period consists principally of net proceeds from the issuance of fixed rate notes of $48.2 million, net proceeds from the issuance of common shares of approximately $15.5 million and net proceeds from repurchase facility of approximately $7.9 million, offset by repayment of line of credit of approximately $9.9 million, dividends paid on common shares of approximately $3.9 million and dividends paid on preferred stock of $922,000. Net cash used for financing activities for the 2021 period consists principally of dividends paid of approximately $2.7 million and repayment of mortgage payable of approximately $768,000, offset by proceeds from the sale of common shares of approximately $1.5 million and proceeds from our line of credit of approximately $105,000.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and construction draws and payments for usual and customary operating and administrative expenses, such as interest payments on notes payable, employee compensation, sales, marketing expenses and dividends. Based on this analysis, we believe that our current cash balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

Subsequent Events

On April 4, 2022, we sold an additional $1,875,000 principal amount of the 2027 Notes pursuant to a partial exercise of the underwriters’ over-allotment option in the March 2027 Note Offering (see Note 8 — Financing Transactions) and realized net proceeds of approximately $1.8 million, after payment of underwriting discounts and commissions and estimated offering expenses.

In April 2022, we granted (i) 98,425 restricted common shares (having a market value of approximately $500,000) our chief executive officer. One-third of such shares will vest on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025 and (ii) 7,042 restricted common shares (having a market value of approximately $35,000) to our vice president of finance and operations. One-third of such shares vested on the date of grant, and an additional one-third will vest on each of April 7, 2023 and 2024. In addition, we increased the base salary for our chief executive officer to $750,000.

On April 1, 2022, the board of directors declared a dividend of $0.12 per common share payable on April 18, 2022 to shareholders of record as of April 11, 2022.

From April 1, 2022 through May 3, 2022, we sold an aggregate of 663,765 common shares under our at-the-market offering facility realizing gross proceeds of approximately $3.4 million.

On April 6, 2022, we received a term sheet for another note offering up to a maximum of $75 million aggregate principal amount.  We expect to make the offering in May 2022.

Management has evaluated subsequent events through May 3, 2022 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of March 31, 2022, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment, software licenses and investment in partnerships.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Operating lease obligation	$4,222	$3,756	$466	$—	$—
Investment in partnerships	3,743,506	3,743,506	—	—	—
Unfunded loan commitments	115,441,853	115,441,853	—	—	—
Total contractual obligations	$119,189,581	$119,189,115	$466	$—	$—

Critical Accounting Policies and Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer (the same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer (same person) concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (10)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
4.2	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.3	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.4	Form of 7.125% Notes due 2024 (5)
4.5	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (2)
4.6	Form of 6.875% Notes due 2024 (7)
4.7	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (8)
4.8	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.7 above)
4.9	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate.(10)
4.10	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee(11)
4.11	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.10 above).
4.12	Fifth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee(15)
4.13	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.12 above)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp(1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
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

10.6	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC(13)
10.7	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association(13)
10.8	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo(16)
10.9	Final Form of the Restrictive Stock Grant Agreement dated April 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L., Villano*
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.

**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(9)	Intentionally omitted.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(14)	Intentionally omitted.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: May 3, 2022	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting
Officer)