Form 10-Q/A
period 2022-03-31
Sachem Capital Corp.
filed 2022-05-27
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY STATEMENT

This Form 10-Q/A corrects the title of Sachem Capital Corp.'s 6.00% Notes due 2027, ticker symbol "SCCE", appearing on the cover page and certain data included in Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations – of the original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the Securities and Exchange Commission on May 5, 2022 (the “Original Report”). None of these corrections are to Sachem Capital Corp.’s March 31, 2022 financial statements or the notes thereto included in the Original Report. Sachem Capital Corp. does not believe that any of these corrections are material. Nevertheless, the company feels obliged to make the necessary corrections. For ease of reference, the changes to Item 2 are as follows (the erroneous information is indicted by a strikethrough and the corrected information appears in red):

1.	Page 21 of the Original Report, second sentence of the fifth paragraph (Unfunded Commitments): At March 31, 2022, our mortgage loan portfolio included 204 loans with future funding obligations, in the aggregate principal amount of approximately $115.4 million, compared to ~~129~~ 130 loans in the aggregate principal amount of approximately $23.5 million at March 31, 2021.

As amended, this sentence is the second sentence of the sixth paragraph on page 3 of this Form 10-Q/A.

2.	Page 26 of the Original Report, the fourth paragraph under the heading “Liquidity and Capital Resources”: Total shareholders’ equity at March 31, 2022 was approximately $199.4 million compared to approximately $180.1 million at December 31, 2021, an increase of approximately $19.3 million. This increase was due primarily to net proceeds of $15.5 million from the sale of common shares and our net income attributable to common shareholders of approximately ~~$4.5 million~~ $3.4 million.

As amended, this paragraph is the fourth paragraph on page 8 of this Form 10-Q/A.

3.	Page 26 of the Original Report, the fifth paragraph under the heading “Liquidity and Capital Resources”: Net cash provided by operating activities for the three months ended March 31, 2022 was approximately ~~$7.8 million~~ $7.6 million compared to approximately $2.8 million for same 2021 period. For the 2022 period net cash provided by operating activities consisted primarily of net income of approximately ~~$5.4 million~~ $4.4 million, amortization of deferred financing costs and bond discount of $469,000, an impairment loss of $261,000, a loss on the sale of marketable securities of $154,000, unrealized loss on investment securities of approximately $1.1 million, and increases in advances from borrowers of approximately $1.6 million, deferred revenue of $233,000 and accrued interest of $122,000, offset by increases in interest and fees receivable of ~~$294,000~~ $396,000, other receivables of $211,000 and due from borrowers of ~~$171,000~~ $292,000 . For the 2021 period net cash provided by operating activities consisted primarily of net income of $2.2 million, amortization of deferred financing costs and bond discount of $244,000, a loss on the sale of investment securities of $129,000, and increases in accounts payable and accrued expenses of $164,000, deferred revenue of $85,000 and advances from borrowers of $873,000, offset by an increase in interest and fees receivable of $63,000, other receivables of $346,000, due from borrowers of $499,000 and prepaid expenses of $102,000.

As amended, this paragraph is the fifth paragraph on page 8 of this Form 10-Q/A.

4.	Page 26 of the Original Report, the sixth paragraph under the heading “Liquidity and Capital Resources”: Net cash used for investing activities for the three months ended March 31, 2022 was approximately ~~$48.7 million~~ $48.4 million compared to approximately $2.1 million for the comparable 2021 period. For the 2022 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $27.5 million, purchases of interests in investment partnerships of approximately $11.4 million and principal disbursements for mortgages receivable of approximately $88.7 million, offset by principal collections on mortgages receivable of approximately ~~$27.3 million~~ $27.1 million, proceeds from the sale of investment securities and proceeds from the sale of real estate owned of $623,000. For the 2021 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $31.7 million, purchase of an interest in investment partnership of approximately $1.8 million, purchase of investment securities of approximately $22.8 million, offset by principal collections on mortgages receivable of approximately $30.5 million and proceeds from the sale of investment securities of approximately $23.6 million.

As amended, this paragraph is the first paragraph on page 9 of this Form 10-Q/A.

Except as described above, this Form 10-Q/A does not amend any other disclosure contained in the Original Report and does not reflect events occurring after the filing of the Original Report.

As amended, Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, is included, in its entirety, in this Form 10-Q/A.

i

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

Our strategy to achieve this objective also includes the following:

•	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;

•	take advantage of the prevailing economic environment and current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;

•	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle;

•	increase the size and quality of our mortgage loans and expand our geographic footprint to reduce our exposure to adverse market conditions that have a disproportionate impact on a single asset class or geographic area;

•	maintain our status as a publicly-held company, subject to the reporting requirements of the Exchange Act, which gives us immediate access to the public markets for much-needed capital; and

•	operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended.

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

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At March 31, 2022, our mortgage loan portfolio included 204 loans with future funding obligations, in the aggregate principal amount of approximately $115.4 million, compared to 130 loans in the aggregate principal amount of approximately $23.5 million at March 31, 2021. The increase is due to an increase in construction loan originations, a large portion of which is in the Florida market. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In order to deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

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

•	$50,000,000 aggregate original principal amount, issued March 9, 2022, bearing interest at the rate of 6.00% per annum and maturing on March 30, 2027 (the “2027 Notes”) and which trade on the NYSE American under the symbol SCCE;

•	$51,750,000 aggregate original principal amount, issued December 20, 2021, bearing interest at the rate of 6.00% per annum and maturing on December 30, 2026 (the “2026 Notes”) and which trade on the NYSE American under the symbol SCCD;

•	$56,363,750 aggregate original principal amount, of which approximately $14.4 million was issued September 4, 2020, $14.0 million was issued October 23, 2020 and $28.0 million was issued December 22, 2020, bearing interest at the rate of 7.75% per annum and maturing on September 30, 2025 (the “2025 Notes”) and which trade on the NYSE American under the symbol SCCC. The 2025 Notes are prepayable beginning on September 4, 2022;

•	$34,500,000 aggregate original principal amount, issued November 7, 2019, bearing interest at the rate of 6.875% per annum and maturing on December 30, 2024 (the “December 2024 Notes”) and which trade on the NYSE American under the symbol SACC; and

•	$23,663,000 aggregate original principal amount, issued June 25, 2019, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2024 (the “June 2024 Notes”) and which trade on the NYSE American under the symbol SCCB.

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

Total shareholders’ equity at March 31, 2022 was approximately $199.4 million compared to approximately $180.1 million at December 31, 2021, an increase of approximately $19.3 million. This increase was due primarily to net proceeds of $15.5 million from the sale of common shares and our net income attributable to common shareholders of approximately $3.4 million.

Net cash provided by operating activities for the three months ended March 31, 2022 was approximately $7.6 million compared to approximately $2.8 million for same 2021 period. For the 2022 period net cash provided by operating activities consisted primarily of net income of approximately $4.4 million, amortization of deferred financing costs and bond discount of $469,000, an impairment loss of $261,000, a loss on the sale of marketable securities of $154,000, unrealized loss on investment securities of approximately $1.1 million, and increases in advances from borrowers of approximately $1.6 million, deferred revenue of $233,000 and accrued interest of $122,000, offset by increases in interest and fees receivable of $396,000, other receivables of $211,000 and due from borrowers of $292,000 . For the 2021 period net cash provided by operating activities consisted primarily of net income of $2.2 million, amortization of deferred financing costs and bond discount of $244,000, a loss on the sale of investment securities of $129,000, and increases in accounts payable and accrued expenses of $164,000, deferred revenue of $85,000 and advances from borrowers of $873,000, offset by an increase in interest and fees receivable of $63,000, other receivables of $346,000, due from borrowers of $499,000 and prepaid expenses of $102,000.

Net cash used for investing activities for the three months ended March 31, 2022 was approximately $48.4 million compared to approximately $2.1 million for the comparable 2021 period. For the 2022 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $27.5 million, purchases of interests in investment partnerships of approximately $11.4 million and principal disbursements for mortgages receivable of approximately $88.7 million, offset by principal collections on mortgages receivable of approximately $27.1 million, proceeds from the sale of investment securities and proceeds from the sale of real estate owned of $623,000. For the 2021 period, net cash used for investing activities consisted primarily of principal disbursements for mortgages receivable of approximately $31.7 million, purchase of an interest in investment partnership of approximately $1.8 million, purchase of investment securities of approximately $22.8 million, offset by principal collections on mortgages receivable of approximately $30.5 million and proceeds from the sale of investment securities of approximately $23.6 million.

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

PART II. OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.*

*	Filed herewith.

***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: May 27, 2022	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer (Principal Executive
Officer) and Chief Financial Officer (Principal Accounting
Officer)