Form 10-Q
period 2022-06-30
Sachem Capital Corp.
filed 2022-08-10
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐     Yes    ☒     No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC
7.125% Notes due 2024	SCCB	NYSE American LLC
6.875% Notes due 2024	SACC	NYSE American LLC
7.75% Notes due 2025	SCCC	NYSE American LLC
6.00% Notes due 2026	SCCD	NYSE American LLC
6.00% Notes due 2027	SCCE	NYSE American LLC
7.125% Notes due 2027	SCCF	NYSE American LLC
7.75% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	SACHPRA	NYSE American LLC

As of August 8, 2022, the Issuer had a total of 38,526,689 common shares, $0.001 par value per share, outstanding.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Assets:
Cash and cash equivalents	$29,130,494	$41,938,897
Investment securities	34,382,317	60,633,661
Mortgages receivable	422,404,523	292,301,209
Interest and fees receivable	5,212,936	3,693,645
Other receivables	487,732	94,108
Due from borrowers	4,651,732	3,671,016
Prepaid expenses	170,142	271,291
Property and equipment, net	2,943,046	2,172,185
Real estate owned	5,904,614	6,559,010
Investments in partnerships	19,616,970	6,055,838
Other assets	420,684	306,440
Deferred financing costs, net	45,423	264,451
Total assets	$525,370,613	$417,961,751

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $7,939,241 and $5,747,387)	$240,212,509	$160,529,363
Repurchase facility	39,372,430	19,087,189
Mortgage payable	750,000	750,000
Line of credit	23,406,655	33,178,031
Accrued dividends payable	—	3,927,600
Accounts payable and accrued expenses	177,866	501,753
Advances from borrowers	11,336,297	15,066,114
Deferred revenue	4,627,997	4,643,490
Other notes	17,640	30,921
Accrued interest	466,224	164,729
Total liabilities	320,367,618	237,879,190

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 1,903,000 shares of Series A Preferred Stock issued and outstanding	1,903	1,903
Common stock - $.001 par value; 100,000,000 shares authorized; 36,755,786 and 32,730,004 issued and outstanding	36,756	32,730
Paid-in capital	206,973,510	185,516,394
Accumulated other comprehensive loss	(425,972)	(476,016)
Accumulated deficit	(1,583,202)	(4,992,450)
Total shareholders’ equity	205,002,995	180,082,561
Total liabilities and shareholders’ equity	$525,370,613	$417,961,751

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Interest income from loans	$10,433,572	$4,682,295	$18,944,947	$9,213,528
Investment income	225,033	180,120	496,505	422,811
Income from partnership investments	317,004	36,868	589,493	54,241
Gain (loss) on sale of investment securities	5,570	85,471	(148,565)	(43,968)
Origination fees, net	2,045,638	831,893	3,683,266	1,349,321
Late and other fees	117,676	61,970	246,540	97,899
Processing fees	62,615	43,410	128,470	79,385
Rental income (loss), net	18,158	(9,398)	28,200	(5,214)
Unrealized losses on investment securities	(1,478,432)	—	(2,530,662)	—
Other income	801,296	801,266	1,411,312	1,258,075
Total revenue	12,548,130	6,713,895	22,849,506	12,426,078

Operating costs and expenses:
Interest and amortization of deferred financing costs	5,209,865	2,505,234	9,108,253	4,969,989
Professional fees	229,038	251,170	459,753	482,928
Compensation, fees and taxes	1,187,940	812,143	2,181,903	1,404,230
Exchange fees	12,467	12,465	24,795	24,795
Other expenses and taxes	95,354	23,506	160,058	45,314
Depreciation	22,239	21,263	44,478	40,865
General and administrative expenses	416,833	248,308	818,066	407,916
(Gain) Loss on sale of real estate	(188,182)	14,962	(122,343)	17,096
Impairment loss	335,000	294,000	595,500	319,000
Total operating costs and expenses	7,320,554	4,183,051	13,270,463	7,712,133
Net income	5,227,576	2,530,844	9,579,043	4,713,945
Preferred stock dividend	(921,766)	—	(1,843,531)	—
Net income attributable to common shareholders	4,305,810	2,530,844	7,735,512	4,713,945

Other comprehensive loss
Unrealized gain (loss) on investment securities	(192,764)	(104,316)	50,044	(111,810)
Comprehensive income	$4,113,046	$2,426,528	$7,785,556	$4,602,135
Basic and diluted net income per common share outstanding:
Basic	$0.12	$0.10	$0.22	$0.20
Diluted	$0.12	$0.10	$0.22	$0.20

Weighted average number of common shares outstanding:
Basic	36,373,570	24,851,010	35,630,455	23,503,679
Diluted	36,373,877	24,857,897	35,636,374	23,507,685

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2022
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, April 1, 2022	1,903,000	$1,903	35,513,887	$35,514	$201,168,304	$(233,208)	$(1,562,750)	$199,409,763

Issuance of Common Stock, net of expenses	—	—	1,136,432	1,136	5,681,884	—	—	5,683,020

Stock based compensation	—	—	105,467	106	123,322	—	—	123,428

Unrealized loss on marketable securities	—	—	—	—	—	(192,764)	—	(192,764)

Dividends paid on Preferred Stock	—	—	—	—	—	—	(921,766)	(921,766)

Dividends paid on Common Stock	—	—	—	—	—	—	(4,326,262)	(4,326,262)

Net income for the period ended June 30, 2022	—	—	—	—	—	—	5,227,576	5,227,576
Balance, June 30, 2022	1,903,000	$1,903	36,755,786	$36,756	$206,973,510	$(425,972)	$(1,583,202)	$205,002,995

	FOR THE THREE MONTHS ENDED JUNE 30, 2021
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, April 1, 2021	—	$—	22,428,208	$22,428	$85,360,645	$(33,486)	$(707,868)	$84,641,719

Issuance of Preferred Stock, net of expenses	1,700,000	1,700	—	—	40,611,426	—	—	40,613,126

Issuance of Common Stock, net of expenses	—	—	4,210,324	4,211	21,332,173	—	—	21,336,384

Stock based compensation	—	—	94,681	94	58,212	—	—	58,306

Unrealized loss on marketable securities	—	—	—	—	—	(104,316)	—	(104,316)

Dividends paid	—	—	—	—	—	—	(2,786,659)	(2,786,659)

Net income for the period ended June 30, 2021	—	—	—	—	—	—	2,530,844	2,530,844
Balance, June 30, 2021	1,700,000	$1,700	26,733,213	$26,733	$147,362,456	$(137,802)	$(963,683)	$146,289,404

	FOR THE SIX MONTHS ENDED JUNE 30, 2022
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2022	1,903,000	$1,903	32,730,004	$32,730	$185,516,394	$(476,016)	$(4,992,450)	$180,082,561

Issuance of Common Stock, net of expenses	—	—	3,867,157	3,867	21,227,108	—	—	21,230,975

Exercise of warrants	—	—	19,658	20	(20)	—	—	—

Stock based compensation	—	—	138,967	139	230,028	—	—	230,167

Unrealized gain on marketable securities	—	—	—	—	—	50,044	—	50,044

Dividends paid on Preferred Stock	—	—	—	—	—	—	(1,843,531)	(1,843,531)

Dividends paid on Common Stock	—	—	—	—	—	—	(4,326,264)	(4,326,264)

Net income for the period ended June 30, 2022	—	—	—	—	—	—	9,579,043	9,579,043
Balance, June 30, 2022	1,903,000	$1,903	36,755,786	$36,756	$206,973,510	$(425,972)	$(1,583,202)	$205,002,995

	FOR THE SIX MONTHS ENDED JUNE 30, 2021
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, January 1, 2021	—	$—	22,124,801	$22,125	$83,814,376	$(25,992)	$(2,890,969)	$80,919,540

Issuance of Preferred Stock, net of expenses	1,700,000	1,700	—	—	40,611,426	—	—	40,613,126

Issuance of Common Stock, net of expenses	—	—	4,513,731	4,514	22,874,335	—	—	22,878,849

Stock based compensation	—	—	94,681	94	62,319	—	—	62,413

Unrealized loss on marketable securities	—	—	—	—	—	(111,810)	—	(111,810)

Dividends paid	—	—	—	—	—	—	(2,786,659)	(2,786,659)

Net income for the period ended June 30, 2021	—	—	—	—	—	—	4,713,945	4,713,945
Balance, June 30, 2021	1,700,000	$1,700	26,733,213	$26,733	$147,362,456	$(137,802)	$(963,683)	$146,289,404

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,579,043	$4,713,945
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred financing costs and bond discount	1,108,675	502,872
Write-off of deferred financing costs	—	72,806
Depreciation expense	44,478	40,865
Stock based compensation	230,167	62,319
Impairment loss	595,500	319,000
(Gain) Loss on sale of real estate	(122,343)	17,096
Unrealized loss on investment securities	2,530,662	—
Loss on sale of investment securities	148,565	43,968
Debt Forgiveness	—	(257,845)
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(1,620,733)	(197,929)
Other receivables	(393,624)	(63,868)
Due from borrowers	(1,102,371)	(280,683)
Prepaid expenses	101,149	(82,419)
(Decrease) increase in:
Accrued interest	301,495	14,955
Accounts payable and accrued expenses	(323,887)	(56,954)
Deferred revenue	(15,493)	131,104
Advances from borrowers	(3,729,817)	1,156,692
Total adjustments	(2,247,577)	1,421,979

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,331,466	6,135,924

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(36,088,438)	(85,471,393)
Proceeds from the sale of investment securities	59,710,599	78,107,144
Purchase of interests in investment partnerships, net	(13,561,132)	(1,843,398)
Proceeds from sale of real estate owned	1,397,502	919,014
Acquisitions of and improvements to real estate owned, net	(19,917)	(286,346)
Purchase of property and equipment	(815,339)	(776,465)
Principal disbursements for mortgages receivable	(191,971,926)	(75,190,172)
Principal collections on mortgages receivable	60,895,362	58,012,498
Costs in connection with investment activities	(114,244)	(192,646)
NET CASH USED FOR INVESTING ACTIVITIES	(120,567,533)	(26,721,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) line of credit	(9,771,376)	6,220,770
Net proceeds from repurchase facility	20,285,241	—
Repayment of mortgage payable	—	(767,508)
Principal payments on other notes	(13,281)	(11,764)
Dividends paid on Common Stock	(8,253,864)	(5,441,636)
Dividends paid on Preferred Stock	(1,843,531)	—
Financings costs incurred	—	(88,212)
Proceeds from issuance of common shares, net of expenses	21,230,975	22,878,849
Proceeds from issuance of Series A Preferred Stock, net of expenses	—	40,613,126
Gross proceeds from issuance of fixed rate notes	81,875,000	—
Financings costs incurred in connection with fixed rate notes	(3,081,500)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,427,664	63,403,625

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,808,403)	42,817,785

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	41,938,897	19,408,028

CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,130,494	$62,225,813

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$7,710,686	$4,479,800

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the period ended June 30, 2022 amounted to $1,091,348.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 7-Line of Credit, Mortgage Payable and Churchill Facility are, amortized over the term of the applicable facility using the straight-line method.

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 9 - Notes Payable, are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than 90 days past due or interest charged at default rates. Interest income not accrued at June 30, 2022 and collected prior to the issuance of this report is included in income for the period ended June 30, 2022.

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

FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of June 30, 2022 and 2021.

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

JUNE 30, 2022

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

Reclassifications

Certain amounts included in the June 30, 2021 financial statements have been reclassified to conform to the June 30, 2022 presentation.

3.    Fair Value Measurement

The fair value measurement level within the fair value hierarchy of an asset or liability is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$19,318,777	—	—	$19,318,777
Mutual funds	15,063,540	—	—	15,063,540
Total liquid investments	$34,382,317	—	—	$34,382,317
Real estate owned	—	—	$5,904,614	$5,904,614

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the six months ended June 30, 2022 and 2021, the aggregate amounts of loans funded by the Company were $191,971,926 and $75,190,172, respectively, offset by principal repayments of $60,895,362 and $58,012,498, respectively.

As of June 30, 2022, the Company’s mortgage loan portfolio includes loans ranging in size up to $22,122,500 with stated interest rates ranging from 5.0% to 14.2%, and a default interest rate for non-payment of 18%.

As of June 30, 2022 and 2021, the Company’s mortgage loan portfolio had an impairment loss of $105,000 and $0, respectively.

At June 30, 2022 and 2021, no single borrower or group of related borrowers had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company may agree to extend the term of a loan if, at the time of the extension, the loan and the borrower meet all the Company’s then underwriting requirements. The Company treats a loan extension as a new loan.

Credit Risk

Credit risk profile based on loan activity as of June 30, 2022 and December 31, 2021:

					Total
					Outstanding
	Residential	Commercial	Land	Mixed Use	Mortgages
December 31, 2021	$157,841,896	$95,319,795	$20,755,891	$18,383,627	$292,301,209
June 30, 2022	$225,325,860	$134,810,383	$33,780,053	$28,488,227	$422,404,523

The following is the maturities of mortgages receivable as of June 30:

2022	$165,155,672
2023	195,379,331
2024	58,659,394
2025	3,210,126
Total	$422,404,523

At June 30, 2022 approximately $46.2 million of mortgages receivable were past maturity and either in foreclosure or in the process of being extended. Of the 503 mortgage loans in the Company’s portfolio, 28 were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges as of June 30, 2022 was approximately $9.1 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan plus accrued interest and borrower charges.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of June 30, 2022 and June 30, 2021, real estate owned totaled $5,904,614 and $7,892,845, respectively , with no valuation allowance. For the six months ended June 30, 2022, the Company recorded an impairment loss of $490,500 compared to an impairment loss of $319,000 for the same period in 2021. For the three-months ended June 30, 2022 and 2021, the impairment loss was $335,000 and $294,000, respectively.

As of June 30, 2022, real estate owned included $800,949 of real estate held for rental and $5,103,685 of real estate held for sale.As of June 30, 2021, real estate owned included $986,975 of real estate held for rental and $6,905,870 of real estate held for sale.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

Properties Held for Sale

During the three and six months ended June 30, 2022, the Company sold two properties held for sale and recognized an aggregate gain of $188,182 and $122,343, respectively. During the three and six months ended June 30, 2021, the Company sold a property classified as real estate held for sale, and recognized an aggregate loss of $14,962 and $17,096, respectively.

Properties Held for Rental

As of June 30, 2022, one property, a commercial building, was held for rental. The tenant signed a 5 year lease that commenced on August 1, 2021.

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2022	$53,200
Year ending December 31, 2023	53,200
Year ending December 31, 2024	53,200
Year ending December 31, 2025	53,200
Total	$212,800

6.     Profit Sharing Plan

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the six months ended June 30, 2022 and 2021, the 401(k) Plan expense was $50,001 and $32,462, respectively. For the three month ended June 30, 2022 and 2021, the 401(k) Plan expense was $30,008 and $12,744, respectively.

7.     Line of Credit, Mortgage Payable, and Churchill Facility

Wells Fargo Margin Line of Credit

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate. At June 30, the rate on the Wells Fargo credit line was 3.00%. As of June 30, 2022 the total outstanding balance on the Wells Fargo credit line was $23,406,655.

Mortgage Payable

In 2021, the Company obtained a new adjustable-rate mortgage loan from New Haven Bank (“NHB”) for up to a maximum principal amount of $1.4 million (the “NHB Mortgage”) of which $750,000 was outstanding at June 30, 2022. The NHB Mortgage accrues interest at an initial rate of 3.75% per annum for the first 72 months and is due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest is due and payable. Beginning on December 1, 2022 and through December 1, 2037, principal and interest on the NHB Mortgage will be due and payable on a monthly basis. Payments of principal under the NHB Mortgage are amortized based on a 20-year amortization schedule. The interest rate will be adjusted on each of December 1, 2027 and 2032 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 2.60%. The NHB Mortgage is a non-recourse loan, secured by a first mortgage lien on the Company’s current corporate headquarters, located at 698 Main Street, Branford, Connecticut, and the Company’s future corporate headquarters, located at 568 East Main Street, Branford, Connecticut. The $750,000 of proceeds funded at closing were used to reimburse the Company for out-of-pocket costs relating to the acquisition of the East Main Street property. The balance of the loan will be used to reimburse the

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

Company for the out-of-pocket costs incurred to renovate the East Main Street property. Upon completion of the renovation, and assuming the Company can provide NHB with an appraisal that the East Main Street property has a value of not less than $1.4 million, the first mortgage lien on the current corporate headquarters will be released.

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor , as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of June 30, 2022 the effective rate charged under the Facility was 5.44%.

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

At June 30, 2022, the total amount outstanding under the Facility was $39,372,430 and the Company estimates that it had approximately $5.2 million of additional availability under the Facility. The collateral pledged to Churchill at June 30, 2022, was 31 mortgage loans that in the aggregate had unpaid principal balance of approximately $73.9 million.

The NHB Mortgage and the Churchill Facility contain cross-default provisions.

8.     Financing Transactions

During the six month period ended June 30, 2022, the Company generated approximately $103.7 million of gross proceeds from the sale of its securities as follows:

(i)	$51,875,000 from the sale of its 6.0% unsecured, unsubordinated notes due March 30, 2027;
(ii)	$30,000,000 from the sale of its 7.125% unsecured, unsubordinated notes due June 30, 2027; and
(iii)	$21,780,906 from the sale of 3,867,157 common shares in an “at-the-market” offering.

The net proceeds from the sale of these securities, approximately $100.0 million, were used primarily to fund new mortgage loans, for working capital and general corporate purposes.

During the six month period ended June 30, 2021, the Company sold 4,513,731 common shares in an at-the-market offering. Net proceeds to the Company from the sale of these shares were $22,878,849.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

9.    Notes Payable

At June 30, 2022, the Company had an aggregate of $240,212,509 of unsecured, unsubordinated notes payable outstanding, net of $7,939,241 of deferred financing costs (collectively, the “Notes”). The Notes were issued in six series:

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
(v)	Notes having an aggregate principal amount of $51,875,000 bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”); and
(vi)	Notes having an aggregate principal amount of $30,000,000 bearing interest at 7.125% per annum and maturing June 30, 2027 (the “June 2027 Notes”)

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCB”, “SACC”,“SCCC”, “SCCD”, “SCCE” and “SCCF”, respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. The June 2024 Notes and the December 2024 Notes are callable at any time. The September 2025 Notes will be callable at any time after September 4, 2022, the December 2026 Notes will be callable at any time after December 30, 2023, the March 2027 Notes will be callable at any time after March 9, 2024 and the June 2027 Notes will be callable at any time after May 11, 2024.

10.    Other income

For the three and six-month periods ended June 30, 2022 and 2021, other income consists of the following:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2022	2021	2022	2021
Income on borrower charges	$399,159	$251,387	$633,623	$335,878
Modification and extension fees	301,820	492,008	609,870	798,150
In-house legal fees	99,840	54,500	161,940	111,800
Miscellaneous	477	3,371	5,879	12,247
Total	$801,296	$801,266	$1,411,312	$1,258,075

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

11.    Commitments and Contingencies

Origination Fees

Loan origination fees generally range from 1%-3% of the original loan principal and, generally, are payable at the time the loan is funded. The unamortized portion is recorded as Deferred revenue on the balance sheet. At June 30, 2022, Deferred revenue was $4,627,997, which will be recorded as income as follows:

Year ending December 31, 2022	$2,664,388
Year ending December 31, 2023	1,336,689
Year ending December 31, 2024	626,920
Total	$4,627,997

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018, April 2021 and April 2022 to $360,000, $500,000 and $750,000, respectively; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2022, the Company granted 98,425 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares will vest on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025.

Unfunded Commitments

At June 30, 2022, the Company had future funding obligations totaling $119,108,255, which can be drawn by the borrowers when the conditions relating thereto have been satisfied.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At June 30, 2022, there were eight such properties, representing approximately $594,000 of mortgages receivable.

12.    Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of June 30, 2022, and 2021, loans to known shareholders totaled $18,409,255 and $10,153,291, respectively. Interest income earned on these loans for the six months ended June 30, 2022 and 2021 totaled $666,584 and $416,965, respectively, and for the three months ended June 30, 2022 and 2021 totaled $312,546 and $246,006, respectively.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

The wife of the Company’s chief executive officer is employed by the Company as its director of finance. For the six-month periods ended June 30, 2022 and 2021, the wife of the Company’s chief executive officer was paid $60,394 and $56,385, respectively, as compensation from the Company. For the three months ended June 30, 2022 and 2021, the corresponding amounts were $34,247 and $28,206, respectively. She retired from the company on June 30, 2022. In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For the three and six month periods ended June 30, 2022, she received compensation of $36,704 and $62,850, respectively. In January 2022, the Company hired the step-daughter of the Company’s chief executive officer to perform executive assistant and administrative services. For the three and six month periods ended June 30, 2022, she received compensation of $19,570 and $27,716, respectively.

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

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (approximately 45.1%), Florida (approximately 19.0%) and New York (approximately 14.7%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

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

In connection with a public offering that was consummated in October 2017, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of $5.00 per share. These warrants expire on October 24, 2022. In Janaury 2022, warrants to purchase 93,750 of the Company’s common shares were exercised. The holders of those warrants elected to use the cashless exercise option available to them under the terms of the warrants. As such, they received 19,658 common shares. At June 30, 2022, 49,219 warrants were outstanding.

15. Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of June 30, 2022 was 1,213,468.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

During the six months ended June 30, 2022 and 2021, the Company granted an aggregate of 138,967 and 94,681 restricted common shares under the Plan, respectively. With respect to the restricted common shares granted in 2022, (i) 13,514 shares vested immediately on the date of grant, an additional 13,514 shares will vest on each of the first and second anniversaries of the date of grant, and (ii) 32,808 shares will vest on January 1, 2023, 32,808 shares will vest on January 1, 2024 and 32,809 shares will vest on January 1, 2025. With respect to the restricted common shares granted in 2021, (i) 29,976 shares vested on January 1, 2022 and an additional 29,976 shares will vest on each January 1, 2023 and January 1, 2024, and (ii) 4,753 shares became fully-vested when the Company waived the restrictions on such shares upon the retirement of its then executive vice president and chief operating officer in January 2022.

Stock based compensation for the three months ended June 30, 2022 and 2021 was $123,428 and $58,306, respectively. Stock based compensation for the six months ended June 30, 2022 and 2021 was $230,167 and $62,413, respectively. As of June 30, 2022, there was unrecorded stock based compensation expense $969,604.

16. Equity Offerings

On December 6, 2021, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $44,925,000 of its common shares in an “at-the market” offering, which is ongoing. During the six months ended June 30, 2022, the Company sold an aggregate of 3,867,157 common shares under this prospectus and realized net proceeds of $21,345,265 in connection therewith. At June 30, 2022, $14,812,843 of common shares were available for future sale under the ongoing “at-the market” offering.

17.  Partnership Investments

As of June 30, 2022, the Company had invested an aggregate of approximately $19.6 million in four limited liability companies managed by a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s ownership interest in the four limited liability companies ranges from 7.6% to 49%. The Company accounts for these investments at cost because the Company does not control or have significant influence over the investments. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

For the three and six months ended June 30, 2022, the partnerships generated $317,004 and $589,493 of income for the Company.

At June 30, 2022, the Company had unfunded partnership commitments totaling approximately $2.7 million.

18. Special Purpose Acquisition Corporation

On March 24, 2021, the Company loaned $25,000 to its wholly-owned subsidiary, Sachem Sponsor LLC. Sachem Sponsor LLC used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of June 30, 2022, the Company had incurred approximately $421,000 of costs related to the preparation and filing of the registration statement, including legal fees, accounting fees and filing fees as well organizational costs and an expense advance to the underwriter.

On July 14, 2021, Sachem Acquisition Corp. filed a registration statement on Form S-1 registering the sale of 5,750,000 units at $10.00 per unit, or $57,500,000 in the aggregate. Each unit consists of one share of Class A common stock and one-half of a warrant to purchase one share of Class A common stock.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

20. Subsequent Events

From July 1, 2022 through August 8, 2022, the Company sold an aggregate of 2,265,841 common shares under its at-the-market offering facility realizing gross proceeds of approximately $10.8 million.

On July 8, 2022, the board of directors declared a dividend of $0.14 per common share payable on July 28, 2022 to shareholders of record as of July 21, 2022.

On July 19, 2022, after shareholders approved an amendment to the Company’s charter at its 2022 Annual Meeting of Shareholders, the Company filed a Certificate of Amendment of the Certificate of Incorporation to increase the number of authorized common shares available for issuance from 100,000,000 to 200,000,000.

On July 19, 2022, the Company issued an aggregate of 15,000 restricted common shares to its three independent directors (i.e., 5,000 shares each), of which 3,750 shares vested immediately upon issuance and 3,750 shares will vest on each of July 19, 2023, 2024 and 2025.

On July 26, 2022, the Company entered into an agreement with John E. Warch pursuant to which it will employ Mr. Warch as its Chief Financial Officer and Executive Vice President. Mr. Warch’s employment term commenced August 1, 2022 and will continue until terminated by either party. His annual base compensation is $325,000. In connection with this hire, John L. Villano resigned as the Company’s Chief Financial Officer but will continue to serve as its Chief Executive Office and President.

Management has evaluated subsequent events through August 9, 2022 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

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

Company Overview

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., three years or less) loans secured by first mortgage liens on real property. From our inception in December 2010, through our initial public offering, in February 2017, we operated as a limited liability company. On February 9, 2017, we completed our initial public offering (the “IPO”), the primary purpose of which was to raise equity capital to fund mortgage loans, expand our mortgage loan portfolio and diversify our ownership so that we could qualify, for federal income tax purposes, as a real estate investment trust, or REIT. We believe that, since consummation of the IPO, we meet all the requirements to qualify as a REIT for federal income tax purposes and elected to be taxed as a REIT beginning with our 2017 tax year. As a REIT, we are entitled to claim deductions for distributions of taxable income to our shareholders thereby eliminating any corporate tax on such taxable income. Any taxable income not distributed to shareholders is subject to tax at the regular corporate tax rates and may also be subject to a 4% excise tax to the extent it exceeds 10% of our total taxable income. To maintain our qualification as a REIT, we are required to distribute each year at least 90% of our taxable income. As a REIT, we may also be subject to federal excise taxes and state taxes.

Review of the First Half of 2022 and Outlook for Balance of Year

Compared to the first half of 2021, revenue increased 83.9%, net income attributable to common shareholders increased 64.1%, and earnings per share increased $0.02 per share, or 8.2%. The revenue increase was directly related to the growth in our lending activities, reflected in our interest income which had an increase of 105.6% and our origination fees that had an increase of 173.0%. The increase in revenue was partly offset by a 72.1% increase in operating costs and expenses. The increase in operating expenses is mainly attributable to a 83.3% increase in interest and amortization of deferred financing costs and an 55.4% increase in compensation and related expenses. The increase in compensation expense is mainly attributable to the addition of a Chief Investment Officer in April 2021 as well as additional support staff in our operations and finance teams, positions that are part of our long-term growth strategy. With the hiring of a new Chief Financial Officer in the third quarter of 2022,and additional accounting staff to support him, we expect compensation to continue to increase. Mortgages receivable increased by 144.5% compared to June 30, 2021, while cash and cash equivalents decreased 53.2%. The increase in both mortgages receivable and decrease in cash and cash equivalents were primarily due to an increase in lending.

Our primary business objective for 2022 remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive operational excellence, we have embarked on a broad initiative to review, assess, and upgrade - or transform if necessary - our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection procedures and forms. To that end, in the second quarter of 2022 we rolled out a new web-based underwriting platform that further automates our underwriting process. The automation allows for more accurate and timely processing of loan applications, thus increasing loan production while keeping our employee headcount down. In addition, we have begun to focus on developing relationships with larger scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

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

We expect the second half of 2022 to be challenging due to the following factors:

Interest rates and inflation. Since the beginning of the current year, the Federal Reserve Board has raised interest rates four times: 0.25% in March; 0.50 in May; 0.75% in June and 0.75% in July. These are the first interest increases since December 2018. As a result, the prime rate has increase from 3.25% to 5.50%. The Fed’s rate increases are in response to a sharp increase in the annual rate of inflation in the United States, which is currently 9.1%, the highest its been in decades. As a result of these increases, the growth of the U.S. economy has slowed, with a decrease in U.S. GDP reported in both the first quarter and second quarter of 2022. If the second quarter decrease is confirmed later this month, the United States would officially be in a recession. Until now, these economic factors have not had an adverse impact on our business other than to increase our borrowing costs on our variable rate indebtedness (i.e., the Wells Fargo Loan and the Churchill Facility.) However, any fixed rate indebtedness that we incur in the future is likely to be more expensive than our current fixed rate indebtedness. In addition, if these trends continue, they could result in decreased demand for our products and a decrease in property valuations, which could have an adverse impact on the ability of our borrowers to repay their loans. Thus, we cannot assure you that our business, operations and financial condition will not be adversely impacted.

COVID-19. The novel corona virus known as COVID-19 remains a concern as the risk of new variants and the related personal and economic disruption is still prevalent. In terms of dealing with COVID-19, keeping our workforce healthy and safe is our number one priority and we are following the updated guidelines and recommendations issued by the State of Connecticut and Centers for Disease Control. We continue to encourage employees to stay home when sick and encourage working from home when possible. In the event of a positive COVID-19 test result, employees are expected to inform management immediately and follow state testing and contact tracing protocols. To mitigate the risk of office closure and to ensure business continuity, our employees are equipped so they can seamlessly work remotely. This remote work set-up has proven to be effective since, at times during the pandemic, employees had to self-isolate based on their own health condition or that of an immediate family member. While loan processing and funding may have been marginally delayed, there was no material adverse impact to the service levels we provided our borrowers. In the event we are forced to close our physical office, it is likely to have some adverse impact on our operations. For example, the underwriting process would continue to function but would take longer to complete without immediate access to background and credit profiles. Loan committee meetings would continue to be held virtually (as they are under normal conditions) but the loan approval process may incur delay or not be as thorough and efficient as in the past. In addition, we may not be able to meet with borrowers or potential borrowers, including physical property inspections, which could adversely impact our ability to service our loans, monitor compliance and originate new loans. Finally, the filing of loan documents with the various recording offices may be delayed.

Geopolitical concerns. The Russian Ukrainian war has caused market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. As our business is purely domestic, except for issues related to market volatility, rising interest rates and cybersecurity concerns, the war has had limited impact on our operations.

Increased competition. In the past, our primary competitors were other non-bank real estate finance companies, banks and other financial institutions. Our principal competitive advantages included our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. Clearly, the primary driver for these new market participants is the need to generate yield. They are well-funded and aggressive in terms of pricing. Competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers.

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

Increased operating expenses. Our operating expenses for the three and six months ended June 30, 2022 are significantly higher than they were in the same period in 2021 due to our higher debt load, increased headcount, and increased loan volume. In addition, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At June 30, 2022, our mortgage loan portfolio included 191 loans with future funding obligations, in the aggregate principal amount of approximately $119.1 million, compared to 130 loans in the aggregate principal amount of approximately $31,845,533 at June 30, 2021. The increase is due to an increase in construction loan originations, a large portion of which is in the Florida market. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In order to deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite these challenges, the changing dynamics of the real estate finance marketplace, the debt and equity markets, supply chain disruptions, and the impact of COVID-19, we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve on our existing underwriting and loan criteria.

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At June 30, 2022, debt represented approximately 59.3% of our total capital compared to 50.6% at June 30, 2021. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to continue to leverage our portfolio for the sole purpose of financing our portfolio and not for speculating on changes in interest rates, particularly while interest rates remain low.

As of June 30, 2022, we had six series of unsecured unsubordinated notes outstanding, having an aggregate outstanding principal balance of $248.2 million (collectively, the “Notes”) all of which rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness and are effectively subordinated in right of payment to all existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant a security interest) and structurally subordinated to all existing and future indebtedness of our subsidiaries. Interest on each series of notes is payable quarterly in arrears on each March 30, June 30, September 30 and December 30 of each year they are outstanding and, except as noted below, each series can be prepaid beginning on the second anniversary of its date of issuance. The net proceeds, net of the deferred financing cost, is approximately $237.5 million.

●	$30,000,000 aggregate original principal amount, issued May 11, 2022, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2027 (the “June 2027 Notes”) and which trade on the NYSE American under the symbol SCCF;
●	$51,875,000 aggregate original principal amount, issued March 9, 2022, bearing interest at the rate of 6.00% per annum and maturing on March 30, 2027 (the “March 2027 Notes”) and which trade on the NYSE American under the symbol SCCE;
●	$51,750,000 aggregate original principal amount, issued December 20, 2021, bearing interest at the rate of 6.00% per annum and maturing on December 30, 2026 (the “2026 Notes”) and which trade on the NYSE American under the symbol SCCD;
●	$56,363,750 aggregate original principal amount, of which approximately $14.4 million was issued September 4, 2020, $14.0 million was issued October 23, 2020 and $28.0 million was issued December 22, 2020, bearing interest at the rate of 7.75% per annum and maturing on September 30, 2025 (the “2025 Notes”) and which trade on the NYSE American under the symbol SCCC. The 2025 Notes are prepayable beginning on September 4, 2022;
●	$34,500,000 aggregate original principal amount, issued November 7, 2019, bearing interest at the rate of 6.875% per annum and maturing on December 30, 2024 (the “December 2024 Notes”) and which trade on the NYSE American under the symbol SACC; and
●	$23,663,000 aggregate original principal amount, issued June 25, 2019, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2024 (the “June 2024 Notes”) and which trade on the NYSE American under the symbol SCCB.

Each series of Notes was issued pursuant to the Indenture, dated June 21, 2019, and a supplement thereto, which provides for the form and terms, including default provisions and cures, applicable to each series. All six series of Notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such notes when due and satisfying any additional conditions required under the Indenture, we will be deemed to have been discharged from our obligations under such notes and (ii) an “Asset Coverage Ratio” requirement pursuant to which we may not (x) pay any dividends or make distributions in excess of 90% of our taxable income, (y) incur any indebtedness or (z) purchase any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of our total assets relative to the aggregate amount of its indebtedness.

Under the terms of the Indenture, we may, at our option, at any time and from time to time, on or after June 30, 2021, in the case of the June 2024 Notes, November 7, 2021, in the case of the December 2024 Notes, September 4, 2022, in the case of the 2025 Notes, December 20, 2023, in the case of the 2026 Notes, March 9, 2024, in the case of the March 2027 Notes and May 11, 2024, in the case of the June 2027 Notes, redeem such notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness includes the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (each as described below).

On July 21, 2021, we consummated a $200 million facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”). Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. (After the 30-day LIBOR is phased out a new benchmark rate, determined by Churchill, will be used instead.) The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that prohibits us from (A) (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) have unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At June 30, 2022, the amount outstanding under the Churchill Facility was approximately 39.4 million, which amount was accruing interest of an effective rate of 5.44% per annum.

In 2020, we established a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”). The Wells Fargo Loan is secured by our portfolio of short-term securities, had a balance of approximately $23.4 million at June 30, 2022. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. At June 30, 2022, the prime rate was 4.75% and the interest rate on the Wells Fargo Loan was 3.00%. However, on July 27, 2022, the Federal Reserve Board raised interest rates 0.75%, which will result in an increase in the prime rate and other interest rate benchmarks. Other than increasing our borrowing costs under the Wells Fargo Loan, it is too early to tell what impact this latest rate increase will have on our business, operations and/or financial condition.

In 2021, we obtained a new adjustable-rate mortgage loan from New Haven Bank for up to a maximum principal amount of $1.4 million (the “NHB Mortgage”) of which $750,000 was outstanding at June 30, 2022. The initial proceeds of the NHB Mortgage were used to offset some of the costs we incurred to acquire the property located at 568 East Main Street, Branford, Connecticut, which, once renovated, will become our new corporate headquarters. The balance of the NHB Mortgage will be funded when those renovations are completed. The NHB Mortgage accrues interest at an initial rate of 3.75% per annum for the first 72 months and is due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest will be due and payable. Beginning on December 1, 2022 and through December 1, 2037 (the “Amortization Period”), principal and interest will be due and payable on a monthly basis. Payments of principal will be based on a 20-year amortization schedule. The interest rate will be adjusted on each fifth anniversary of the commencement of the Amortization Period to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 2.60%. The NHB Mortgage is a non-recourse loan, secured by a first mortgage lien on 698 Main Street, Branford, Connecticut, our current corporate headquarters, and 568 East Main Street, Branford, Connecticut. Once the NHB Mortgage is fully funded, the mortgage lien on 698 Main Street will be released.

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

Finally, from time-to-time we raise capital by selling our common shares in various at-the market offerings. During the six months ended June 30, 2022, we sold an aggregate of 3,867,157 common shares pursuant to an at-the-market offering for which we realized aggregate net proceeds of approximately $21.3 million.

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

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Total revenue

Total revenue for the three months ended June 30, 2022 was approximately $12.5 million compared to approximately $6.7 million for the three months ended June 30, 2021, an increase of approximately $5.8 million, or 86.9%. The increase in revenue is primarily attributable to an increase in our lending operations. For the 2022 period, interest income was approximately $10.4 million compared to approximately $4.7 million for the 2021 period, representing an increase of approximately $5.8 million or 122.8%. Origination fees were approximately $2.0 million compared to approximately $832,000 for the 2021 period, representing an increase of approximately $1.2 million or 145.9%. For the three months ended June 30, 2022, revenue was offset by approximately $1.5 million of unrealized losses on investment securities. There was no such offset in the comparable 2021 period.

Operating costs and expenses

Total operating costs and expenses for three months ended June 30, 2022 were approximately $7.3 million compared to approximately $4.2 million for the three months ended June 30, 2021, an increase of approximately $3.1 million, or 75.0%. The increase in operating costs and expenses is primarily attributable to the increase in our unsecured indebtedness, which was the fuel for our revenue growth, and an increase in compensation expense of approximately 46.3%. In the 2022 period, interest and amortization of deferred financing costs was approximately $5.2 million compared to approximately $2.5 million in the same 2021 period, an increase of approximately $2.7 million or 108.0%. The balance of the increase in operating expenses was primarily attributable to (i) compensation, fees and taxes which increased approximately $376,000, and (ii) general and administrative expenses which increased approximately $169,000, offset by gain on sale of real estate, which decreased approximately $203,000.

Comprehensive income

For the quarter ended June 30, 2022, we reported an unrealized loss on investment securities of approximately $193,000 reflecting the decrease in the market value of certain securities since March 31, 2022. For the quarter ended June 30, 2021, we reported an unrealized loss on investment securities of approximately $104,000 reflecting the decrease in the market value of certain securities since March 31, 2021.

Net Income

Net income attributable to common shareholders for the three months ended June 30, 2022 was approximately $4.3 million, or $0.12 per share, compared to approximately $2.5 million, or $0.10 per share for the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Total revenue

Total revenue for the six months ended June 30, 2022 was approximately $22.8 million compared to approximately $12.4 million for the six months ended June 30, 2021, an increase of approximately $10.4 million, or 83.9%. The increase in revenue is primarily attributable to the growth in our lending operations. For the 2022 period, interest income was approximately $18.9 million compared to approximately $9.2 million for the 2021 period, representing an increase of approximately $9.7 million or 105.6%. Origination fees increased to approximately $3.7 million for the 2022 period compared to approximately $1.3 million for the 2021 period, an increase of approximately $2.3 million, or 173.0%. Income from partnership investments increased to approximately $589,000 for the 2022 period compared to approximately $54,000 for the 2021, an increase of approximately $535,000. Other income was approximately $1.4 million for the 2022 period compared to approximately $1.3 million for the 2021 period, an increase of approximately $153,000. For the six months ended June 30, 2022, revenue was offset by approximately $2.5 million of unrealized losses on investment securities. There was no such offset in the comparable 2021 period.

Operating costs and expenses

Total operating costs and expenses for six months ended June 30, 2022 were approximately $13.3 million compared to approximately $7.7 million for the six months ended June 30, 2021, an increase of approximately $5.6 million, or 72.1%. The increase in operating costs and expenses is primarily attributable to the increase in our unsecured bond debt while growing our lending operations and for the reasons discussed herein. In the 2022 period, interest and amortization of deferred financing costs was approximately $9.1 million compared to approximately $5.0 million in the same 2021 period, an increase of $4.1 million, or 83.3%. The balance of the increase in operating expenses was attributable to (i) compensation, fees and taxes which increased approximately $778,000, or 55.4%, (ii) general and administrative expenses which increased approximately $410,000, or 100.5%, (iii) other expenses and taxes which increased approximately $115,000 and (iv) impairment loss which increased approximately $277,000, or 86.7%.

Comprehensive income

For the six months ended June 30, 2022, we reported an unrealized gain on investment securities of approximately $50,000 reflecting the increase in the market value of such securities since December 31, 2021. For the six months ended June 30, 2021, we reported an unrealized loss on investment securities of approximately $112,000 reflecting the decrease in the market value of such securities since December 31, 2020.

Net Income

Net income attributable to common shareholders for the six months ended June 30, 2022 was approximately $7.7 million, or $0.22 per share, compared to $4.7 million, or $0.20 per share for the six months ended June 30, 2021.

Non-GAAP Metrics – Adjusted Earnings

We invest our excess cash in marketable securities. Under GAAP, those securities are required to be “marked to market” at the end of each reporting period. Accordingly, if the value of certain of those securities increases, the increase is reported as revenue, whereas the remaining increase is reported as a change in accumulated other comprehensive income. On the other hand, if the value decreases, as has been the case in the first two quarters of 2022, the decrease in value of certain of the securities reduces our revenues. For income tax purposes, we do not report the gain or loss on those securities until they are actually sold. This creates a discrepancy between our GAAP net income and our taxable income. To maintain our status as a REIT, we are required to distribute, on an annual basis, at least 90% of our taxable income. Thus, to give our shareholders a better perspective of our taxable income, we use a metric called Adjusted Earnings.

Adjusted Earnings is calculated as net income attributable to common shareholders, prior to the effect unrealized gains (losses) on securities available-for-sale. Adjusted Earnings should be examined in conjunction with net income (loss) as shown in our statements of comprehensive income. Adjusted Earnings should not be considered as an alternative to net income (loss) (determined in accordance with generally accepted accounting principles in the United States of America (“GAAP)), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Earnings indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Earnings is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance. It should be noted that our manner of calculating Adjusted Earnings may differ from the calculations of similarly-titled measures by other companies. In addition, there may be other differences between GAAP and tax accounting that would impact Adjusted Earnings, which are not reflected in the table below.

	For the Three Month	For the Six Month
	Period Ended June 30,	Period Ended June 30,
	2022	2022
Adjusted Earnings:
Net income attributable to common shareholders	$4,305,810	$7,735,512
Add: Unrealized losses on investment securities	1,478,432	2,530,662
Adjusted earnings attributable to common shareholders	$5,784,242	$10,266,174

For the three months ended June 30, 2022 adjusted earnings per share was $0.16. For the six months ended June 30, 2022 adjusted earnings per share was $0.29. There were no unrealized gains or losses on investment securities reported in net income for the six month period ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, cash and cash equivalents and investment securities totaled approximately $63.5 million compared to approximately $102.6 million at December 31, 2021. The decrease in cash and cash equivalents and investment securities is a reflection that we were drawing down those assets to fund new loans. Some of the cash represented the proceeds from the sale of the June 2027 Notes.

Total assets at June 30, 2022 were approximately $525.4 million compared to approximately $418.0 million at December 31, 2021, an increase of approximately $107.4 million, or 25.7%. The increase was due primarily to the increase of our mortgage loan portfolio of approximately $130.1 million, an increase in investments in partnerships of approximately $13.6 million, offset in part by a decrease in cash and cash equivalents and investment securities of approximately $39.1 million.

Total liabilities at June 30, 2022 were approximately $320.4 million compared to approximately $237.9 million at December 31, 2021, an increase of approximately $82.5 million, or 34.7%. This increase is principally due to increases in the repurchase facility of approximately $20.3 million, or 106.3%, and the notes payable, net of deferred financing costs, of approximately $79.7 million, or 49.6%, offset primarily by decreases in the accrued dividends payable of approximately $3.9 million, line of credit of approximately $9.8 million and advances from borrowers of approximately $3.7 million.

Total shareholders’ equity at June 30, 2022 was approximately $205.0 million compared to approximately $180.1 million at December 31, 2021, an increase of approximately $24.9 million. This increase was due primarily to net proceeds of $21.2 million from the sale of common shares and our net income attributable to common shareholders of approximately $7.7 million.

Net cash provided by operating activities for the six months ended June 30, 2022 was approximately $7.3 million compared to approximately $6.1 million for same 2021 period. For the 2022 period net cash provided by operating activities consisted primarily of net income of approximately $9.6 million, amortization of deferred financing costs and bond discount of $1.1 million and unrealized loss on investment securities of approximately $2.5 million offset by increases in interest and fees receivable of $1.6 million, due from borrowers of $1.1 million and decreases in advances from borrowers of approximately $3.7 million. For the 2021 period net cash provided by operating activities consisted primarily of net income of $4.7 million, amortization of deferred financing costs and bond discount of $503,000, an impairment loss of $319,000, increase in deferred revenue of 131,000, and an increase in advances from borrowers of $1.2 million, offset by an increase in interest and fees receivable of $198,000, other receivables of $64,000, due from borrowers of $281,000, prepaid expenses of $82,000, and a gain on extinguishment of debt of $258,000.

Net cash used for investing activities for the six months ended June 30, 2022 was approximately $120.6 million compared to approximately $26.7 million for the comparable 2021 period. For the 2022 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $36.1 million, purchases of interests in investment partnerships of approximately $13.6 million and principal disbursements for mortgages receivable of approximately $192.0 million, offset by principal collections on mortgages receivable of approximately $60.9 million, proceeds from the sale of investment securities $59.7 million and proceeds from the sale of real estate owned of $1.4 million. For the 2021 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $85.5 million, principal disbursements for mortgages receivable of approximately $75.2 million and purchase of interests in investment partnerships of approximately $1.8 million, offset by principal collections on mortgages receivable of approximately $58.0 million, proceeds from the sale of investment securities $78.1 million and proceeds from the sale of real estate owned of $919,000.

Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $100.4 million compared to approximately $63.4 million of cash used for the comparable 2021 period. Net cash provided by financing activities for the 2022 period consists principally of net proceeds from the issuance of fixed rate notes of $78.8 million, net proceeds from the issuance of common shares of approximately $21.2 million and net proceeds from repurchase facility of approximately $20.3 million, offset primarily by repayment of line of credit of approximately $9.7 million, dividends paid on common shares of approximately $8.3 million and dividends paid on preferred stock of approximately $1.8 million. Net cash provided by financing activities for the 2021 period consists principally of the net proceeds from issuance of common shares of $22.9 million, net proceeds from the issuance of preferred stock of $40.6 million and proceeds from our line of credit of $6.2 million, offset primarily by dividends paid of $5.4 million and repayment of mortgage payable of $768,000.

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

Subsequent Events

From July 1, 2022 through August 8, 2022, we sold an aggregate of 2,265,841 common shares under our at-the-market offering facility realizing gross proceeds of approximately $10.8 million.

On July 8, 2022, the board of directors declared a dividend of $0.14 per common share payable on July 28, 2022 to shareholders of record as of July 21, 2022.

On July 19, 2022, after shareholders approved an amendment to our charter at our 2022 Annual Meeting of Shareholders, we filed a Certificate of Amendment of the Certificate of Incorporation to increase the number of authorized common shares available for issuance from 100,000,000 to 200,000,000.

On July 19, 2022, we issued an aggregate of 15,000 restricted common shares to our three independent directors (i.e., 5,000 shares each), of which 3,750 shares vested immediately upon issuance and 3,750 shares will vest on each of July 19, 2023, 2024 and 2025.

On July 26, 2022, we entered into an agreement with John E. Warch pursuant to which we will employ Mr. Warch as our Chief Financial Officer and Executive Vice President. Mr. Warch’s employment term commenced August 1, 2022 and will continue until terminated by either party. His annual base compensation is $325,000. In connection with this hire, John L. Villano resigned as our Chief Financial Officer but will continue to serve as our Chief Executive Office and President.

Management has evaluated subsequent events through August 9, 2022 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of June 30, 2022, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment, software licenses and investment in partnerships.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Investment in partnerships	2,707,508	2,707,508	—	—	—
Unfunded loan commitments	119,108,255	119,108,255	—	—	—
Total contractual obligations	$121,815,763	$121,815,763	$—	$—	$—

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

Item 4.CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer (the same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer (same person) concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item1A.   Risk Factors

We have significant unfunded commitments to existing borrowers. If we are unable to fund these commitments, we may be subject to borrower legal claims.

At June 30, 2022, we had unfunded commitments under existing loans of approximately $119.1 million. We do not record these unfunded commitments as liabilities on our balance sheets as the unfunded portion of the loans are not included in the outstanding mortgage loan balances. We also have not created a reserve for these unfunded commitments. However, we try to maintain a reasonable amount of working capital at all times, although not in amounts sufficient to cover all our deferred funding obligations. In addition, we also have the ability to borrow funds against our portfolio of marketable securities, although the value of these securities in our account fluctuate regularly based on our liquidity and demand for our loans. We also can raise capital through the Churchill Facility. Nevertheless, there is a possibility that demands for funding under existing loans could exceed our available working capital and if we fail to meet our funding obligations, we may be subject to legal claims by the borrowers. This could have a material and adverse impact on our business reputation, our operations as well as our financial condition.

Item 6.EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (10)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 *
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
4.2	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.3	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.4	Form of 7.125% Notes due 2024 (5)
4.5	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (2)
4.6	Form of 6.875% Notes due 2024 (7)
4.7	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (8)
4.8	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.7 above)
4.9	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate. (10)
4.10	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (11)
4.11	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.10 above).
4.12	Fifth Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (15)
4.13	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.12 above)
4.14	Sixth Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (17)
4.15	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.14 above)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.3**

Final Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (6)

10.4**

Final Form of the Restrictive Stock Grant Agreement dated October 4, 2019 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (2)

10.5**

Final Form of the Restrictive Stock Grant Agreement dated April 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of John L. Villano and Peter J. Cuozzo (12)

10.6	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC (13)
10.7	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association (13)
10.8**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (16)
10.9**	Final Form of the Restrictive Stock Grant Agreement dated April 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (18)
10.10**

Final Form of the Restrictive Stock Grant Agreement dated October 15, 2020 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz *

10.11**

Final Form of the Restrictive Stock Grant Agreement dated October 13, 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz *

10.12**

Final Form of the Restrictive Stock Grant Agreement dated July 19, 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz *

10.13**	Employment Agreement, dated July 26, 2022, by and between John E. Warch and Sachem Capital Corp. (19)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(9)	Intentionally omitted.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(14)	Intentionally omitted.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: August 9, 2022	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ John E. Warch
John E. Warch, CPA
Chief Financial Officer
(Principal Accounting and Financial Officer)