Form 10-Q
period 2022-09-30
Sachem Capital Corp.
filed 2022-11-10
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐     Yes    ☒     No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $.001 per share	SACH	NYSE American LLC
7.125% Notes due 2024	SCCB	NYSE American LLC
6.875% Notes due 2024	SACC	NYSE American LLC
7.75% Notes due 2025	SCCC	NYSE American LLC
6.00% Notes due 2026	SCCD	NYSE American LLC
6.00% Notes due 2027	SCCE	NYSE American LLC
7.125% Notes due 2027	SCCF	NYSE American LLC
8.00% Notes due 2027	SCCG	NYSE American LLC
7.75% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	SACHPRA	NYSE American LLC

As of November 8, 2022, the Issuer had a total of 40,795,709 common shares, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, some of which are described in our 2021 Annual Report on Form 10-K and in our quarterly reports on Form 10-Q for the first and second quarters of 2022, all of which are filed with the U.S. Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Assets:
Cash and cash equivalents	$35,464,257	$41,938,897
Investment securities	34,351,374	60,633,661
Mortgages receivable	448,524,665	292,301,209
Interest and fees receivable	5,746,907	3,693,645
Due from borrowers	5,055,146	3,671,016
Real estate owned	5,615,940	6,559,010
Investments in partnerships	22,542,941	6,055,838
Property and equipment, net	3,397,812	2,172,185
Other assets	1,122,342	936,290
Total assets	$561,821,384	$417,961,751

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $8,844,137 and $5,747,387)	$279,557,613	$160,529,363
Repurchase facility	43,100,146	19,087,189
Mortgage payable	750,000	750,000
Line of credit	3,542,853	33,178,031
Accrued dividends payable	—	3,927,600
Accounts payable and accrued liabilities	1,162,170	697,403
Advances from borrowers	9,936,828	15,066,114
Deferred revenue	4,471,800	4,643,490
Total liabilities	342,521,410	237,879,190

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 1,903,000 shares of Series A Preferred Stock issued and outstanding	1,903	1,903
Common shares - $.001 par value; 200,000,000 shares authorized; 40,080,672 and 32,730,004 issued and outstanding	40,081	32,730
Paid-in capital	222,520,783	185,516,394
Accumulated other comprehensive loss	(557,541)	(476,016)
Accumulated deficit	(2,705,252)	(4,992,450)
Total shareholders’ equity	219,299,974	180,082,561
Total liabilities and shareholders’ equity	$561,821,384	$417,961,751

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Interest income from loans	$11,545,748	$6,094,165	$30,490,694	$15,307,692
Investment gains, net	238,225	532,163	586,166	911,005
Income from partnership investments	523,067	35,983	1,112,560	90,225
Origination and modification fees, net	1,669,034	1,268,624	5,759,650	2,788,498
Fee and other income	641,749	591,441	2,048,921	1,851,031
Unrealized losses on investment securities	(1,076,836)	—	(3,607,498)	—
Total revenue	13,540,987	8,522,376	36,390,493	20,948,451

Operating costs and expenses:
Interest and amortization of deferred financing costs	5,974,975	2,589,847	15,083,228	7,541,536
Compensation, fees and taxes	1,509,518	771,373	3,691,421	2,175,603
Other expenses	90,899	137,607	320,231	248,581
General and administrative expenses	715,994	478,484	1,993,812	1,369,328
Loss (Gain) on sale of real estate	962	94,450	(121,381)	111,545
Impairment loss	195,000	150,000	790,500	469,000
Total operating costs and expenses	8,487,348	4,221,761	21,757,811	11,915,593
Net income	5,053,639	4,300,615	14,632,682	9,032,858
Preferred stock dividend	(921,766)	(913,791)	(2,765,297)	(932,089)
Net income attributable to common shareholders	4,131,873	3,386,824	11,867,385	8,100,769

Other comprehensive loss
Unrealized gain (loss) on investment securities	(131,569)	(500,188)	(81,525)	(611,998)
Comprehensive income	$4,000,304	$2,886,636	$11,785,860	$7,488,771
Basic and diluted net income per common share outstanding:
Basic	$0.11	$0.12	$0.32	$0.32
Diluted	$0.11	$0.12	$0.32	$0.32
Weighted average number of common shares outstanding:
Basic	38,829,610	27,973,249	36,723,305	24,968,885
Diluted	38,829,852	27,977,095	36,729,184	24,972,837

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, July 1, 2022	1,903,000	$1,903	36,755,786	$36,756	$206,973,510	$(425,972)	$(1,583,202)	$205,002,995

Issuance of common shares, net of expenses	—	—	3,309,886	3,310	15,420,273	—	—	15,423,583

Stock based compensation	—	—	15,000	15	127,000	—	—	127,015

Unrealized loss on marketable securities	—	—	—	—	—	(131,569)	—	(131,569)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(921,766)	(921,766)

Dividends paid on common shares	—	—	—	—	—	—	(5,253,923)	(5,253,923)

Net income for the period ended September 30, 2022	—	—	—	—	—	—	5,053,639	5,053,639
Balance, September 30, 2022	1,903,000	$1,903	40,080,672	$40,081	$222,520,783	$(557,541)	$(2,705,252)	$219,299,974

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, July 1, 2021	1,700,000	$1,700	26,733,213	$26,733	$147,362,456	$(137,802)	$(963,683)	$146,289,404

Issuance of Series A Preferred Stock, net of expenses	203,000	203	—	—	4,849,297	—	—	4,849,500

Issuance of common shares, net of expenses	—	—	1,582,717	1,583	8,003,496	—	—	8,005,079

Stock based compensation	—	—	—	—	64,219	—	—	64,219

Unrealized loss on marketable securities	—	—	—	—	—	(500,188)	—	(500,188)

Dividends paid common shares	—	—	—	—	—	—	(3,336,756)	(3,336,756)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(913,791)	(913,791)

Net income for the period ended September 30, 2021	—	—	—	—	—	—	4,300,615	4,300,615
Balance, September 30, 2021	1,903,000	$1,903	28,315,930	$28,316	$160,279,468	$(637,990)	$(913,615)	$158,758,082

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2022	1,903,000	$1,903	32,730,004	$32,730	$185,516,394	$(476,016)	$(4,992,450)	$180,082,561

Issuance of common shares, net of expenses	—	—	7,177,043	7,177	36,647,242	—	—	36,654,419

Exercise of warrants	—	—	19,658	20	(20)	—	—	—

Stock based compensation	—	—	153,967	154	357,167	—	—	357,321

Unrealized loss on marketable securities	—	—	—	—	—	(81,525)	—	(81,525)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(2,765,297)	(2,765,297)

Dividends paid on common shares	—	—	—	—	—	—	(9,580,187)	(9,580,187)

Net income for the period ended September 30, 2022	—	—	—	—	—	—	14,632,682	14,632,682
Balance, September 30, 2022	1,903,000	$1,903	40,080,672	$40,081	$222,520,783	$(557,541)	$(2,705,252)	$219,299,974

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Beginning balance, January 1, 2021	—	$—	22,124,801	$22,125	$83,814,376	$(25,992)	$(2,890,969)	$80,919,540

Issuance of Series A Preferred Stock, net of expenses	1,903,000	1,903	—	—	45,460,723	—	—	45,462,626

Issuance of common shares, net of expenses	—	—	6,096,448	6,097	30,877,831	—	—	30,883,928

Stock based compensation	—	—	94,681	94	126,538	—	—	126,632

Unrealized loss on marketable securities	—	—	—	—	—	(611,998)	—	(611,998)

Dividends paid on common shares	—	—	—	—	—	—	(6,123,415)	(6,123,415)

Dividends paid on Series A Preferred Stock						—	(932,089)	(932,089)

Net income for the period ended September 30, 2021	—	—	—	—	—	—	9,032,858	9,032,858
Balance, September 30, 2021	1,903,000	$1,903	28,315,930	$28,316	$160,279,468	$(637,990)	$(913,615)	$158,758,082

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,632,682	$9,032,858
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred financing costs and bond discount	1,664,822	839,418
Write-off of deferred financing costs	—	72,806
Depreciation expense	66,533	61,286
Stock based compensation	357,321	126,632
Impairment loss	790,500	469,000
(Gain) Loss on sale of real estate	(121,381)	111,545
Unrealized loss on investment securities	3,607,498	(212,449)
Loss on sale of investment securities	148,565	—
Debt Forgiveness	—	(257,845)
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(2,154,704)	(885,380)
Other assets - other receivables	(418,176)	(361,084)
Due from borrowers	(1,505,785)	(1,405,352)
Other assets - prepaid expenses	153,842	(14,500)
(Decrease) increase in:
Accounts payable and accrued liabilities - accrued interest	431,110	(3,344)
Accounts payable and accrued liabilities - accounts payable and accrued expenses	53,818	(179,992)
Deferred revenue	(171,690)	1,779,960
Advances from borrowers	(5,129,286)	8,201,117
Total adjustments	(2,227,013)	8,341,818

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,405,669	17,374,676

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(39,715,900)	(160,896,229)
Proceeds from the sale of investment securities	62,160,599	141,709,658
Purchase of interests in investment partnerships, net	(16,487,103)	(1,804,217)
Proceeds from sale of real estate owned	1,571,467	1,839,977
Acquisitions of and improvements to real estate owned, net	(101,168)	(333,435)
Purchase of property and equipment	(1,292,160)	(817,785)
Security deposits held	—	(11,416)
Principal disbursements for mortgages receivable	(252,370,675)	(154,810,007)
Principal collections on mortgages receivable	95,173,969	90,463,016
Other assets - costs in connection with SPAC offering	(166,360)	(281,191)
NET CASH USED FOR INVESTING ACTIVITIES	(151,227,331)	(84,941,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) line of credit	(29,635,178)	2,000,511
Net proceeds from repurchase facility	24,012,957	—
Repayment of mortgage payable	—	(767,508)
Accounts payable and accrued liabilities - principal payments on other notes	(20,161)	(17,184)
Dividends paid on common shares	(13,507,787)	(8,778,392)
Dividends paid on Series A Preferred Stock	(2,765,297)	(932,089)
Financings costs incurred	—	(450,651)
Proceeds from issuance of common shares, net of expenses	36,654,419	30,883,928
Proceeds from issuance of Series A Preferred Stock, net of expenses	—	45,462,626
Gross proceeds from issuance of fixed rate notes	122,125,000	—
Financings costs incurred in connection with fixed rate notes	(4,516,931)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	132,347,022	67,401,241

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,474,640)	(165,712)

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	41,938,897	19,408,028

CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,464,257	$19,242,316

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$13,012,805	$6,745,109

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the period ended September 30, 2022 amounted to $1,091,348.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

1.    The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, non-bank loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut, New York and Florida. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio evaluated on each transaction. In addition, the Company may make opportunistic real estate purchases apart from its lending activities or enter into other transactions with third parties involving real estate financing transactions.

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

SEPTEMBER 30, 2022

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

Impairment of Long-Lived Assets

The Company monitors events or changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.If the undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair market value of the assets.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than 90 days past due or interest charged at default rates. However, interest income not accrued at September 30, 2022 but collected prior to the issuance of this report is included in income for the period ended September 30, 2022.

Origination and modification fee revenue, generally 1% – 3% of either the original loan principal or the modified loan balance, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

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

FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying financial statements as of September 30, 2022 and 2021.

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

SEPTEMBER 30, 2022

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

Reclassifications

Certain amounts included in the September 30, 2021 and December 31, 2021 financial statements have been reclassified to conform to the September 30, 2022 presentation.

3.    Fair Value Measurement

The fair value measurement level within the fair value hierarchy of an asset or liability is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$9,135,577	—	—	$9,135,577
Mutual funds	25,215,797	—	—	25,215,797
Total liquid investments	$34,351,374	—	—	$34,351,374
Real estate owned	—	—	$5,615,940	$5,615,940

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

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Impact of Fair Value of AFS Securities on OCI

The following table presents the impact of the Company's Available-For-Sale (AFS) securities on its Other Comprehensive Income (OCI) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2022	2021	2022	2021
OCI from AFS securities:
Unrealized (losses) on AFS securities at beginning of period	$(425,972)	$(137,802)	$(476,016)	$(25,992)
Unrealized (losses) on securities available-for-sale	(131,569)	(500,188)	(81,525)	(611,998)
Change in OCI from AFS securities	(131,569)	(500,188)	(81,525)	(611,998)
Balance at end of period	$(557,541)	$(637,990)	$(557,541)	$(637,990)

4.    Mortgages Receivable

The Company offers secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut, New York and Florida. The loans are secured by first mortgage liens on one or more properties owned by the borrower or related parties. The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

For the nine months ended September 30, 2022 and 2021, the aggregate amounts of loans funded by the Company were $252,370,675 and $154,810,007, respectively, offset by principal repayments of $95,173,969 and $90,463,016, respectively.

As of September 30, 2022, the Company’s mortgage loan portfolio includes loans ranging in size up to $26,117,118 with stated interest rates ranging from 5.0% to 14.2%. The default interest rate is generally 18%.

As of September 30, 2022 and 2021, the Company’s mortgage loan portfolio had an impairment loss of $105,000 and $0, respectively.

At September 30, 2022, no single borrower or group of related borrowers had loans outstanding representing more than 10% of the total balance of the loans outstanding. At September 30, 2021, we had one borrower whose outstanding loans represented 10.2% of the total balance of loans outstanding.

The Company may agree to extend the term of a loan if, at the time of the extension, the loan and the borrower meet all the Company’s then underwriting requirements. The Company treats a loan extension as a new loan.

Credit Risk

Credit risk profile based on loan activity as of September 30, 2022 and December 31, 2021:

					Total
					Outstanding
	Residential	Commercial	Land	Mixed Use	Mortgages
December 31, 2021	$157,841,896	$95,319,795	$20,755,891	$18,383,627	$292,301,209
September 30, 2022	$234,747,362	$143,898,654	$39,513,545	$30,365,104	$448,524,665

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The following is the maturities of mortgages receivable as of September 30:

2022 and prior	$90,968,755
2023	286,239,279
2024	68,108,899
2025	1,049,500
Thereafter	2,158,232
Total	$448,524,665

At September 30, 2022 there were 92 loans having an aggregate unpaid principal balance of approximately $45.0 million that were past maturity and either in foreclosure or in the process of being extended. Of the 477 mortgage loans in the Company’s portfolio, 44 were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges as of September 30, 2022 was approximately $21.4 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan plus accrued interest and borrower charges.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of September 30, 2022 and 2021, real estate owned totaled $5,615,940 and $6,774,522, respectively, with no valuation allowance. For the nine months ended September 30, 2022, the Company recorded an impairment loss of $685,500 compared to an impairment loss of $469,000 for the same period in 2021. For the three-months ended September 30, 2022 and 2021, the impairment loss was $195,000 and $150,000, respectively.

As of September 30, 2022, real estate owned included $800,053 of real estate held for rental and $4,815,887 of real estate held for sale. As of September 30, 2021, real estate owned included $916,325 of real estate held for rental and $5,858,197 of real estate held for sale.

Properties Held for Sale

During the three and nine months ended September 30, 2022, the Company sold two properties held for sale and recognized an aggregate loss of $962 and five properties for an aggregate gain of $121,381, respectively. During the three and nine months ended September 30, 2021, the Company sold four properties held for sale, and recognized an aggregate loss of $94,450 and six properties for an aggregate loss of $111,545, respectively.

Properties Held for Rental

As of September 30, 2022, one property, a commercial building, was held for rental. The tenant signed a five-year lease that commenced on August 1, 2021.

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2022	$53,200
Year ending December 31, 2023	53,200
Year ending December 31, 2024	53,200
Year ending December 31, 2025	53,200
Total	$212,800

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

6.   Other Assets

As of September 30, 2022 and December 31, 2021, other assets consists of the following:

	September 30, 2022	December 31, 2021
Prepaid expenses	$117,449	$271,291
Other receivables	512,284	94,108
Other assets	472,800	306,440
Deferred financing costs, net	19,809	264,451
Total	$1,122,342	$936,290

7.    Line of Credit, Mortgage Payable, and Churchill Facility

Wells Fargo Margin Line of Credit

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate. At September 30, 2022 the rate on the Wells Fargo credit line was 4.50%. As of September 30, 2022 the total outstanding balance on the Wells Fargo credit line was $3,542,853.

Mortgage Payable

In 2021, the Company obtained a new adjustable-rate mortgage loan from New Haven Bank (“NHB”) for up to a maximum principal amount of $1.4 million (the “NHB Mortgage”) of which $750,000 was outstanding at September 30, 2022. The NHB Mortgage accrues interest at an initial rate of 3.75% per annum for the first 72 months and is due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest is due and payable. Beginning on December 1, 2022 and through December 1, 2037, principal and interest on the NHB Mortgage will be due and payable on a monthly basis. Payments of principal under the NHB Mortgage are amortized based on a 20-year amortization schedule. The interest rate will be adjusted on each of December 1, 2027 and 2032 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 2.60%. The NHB Mortgage is a non-recourse loan, secured by a first mortgage lien on the Company’s current corporate headquarters, located at 698 Main Street, Branford, Connecticut, and the Company’s future corporate headquarters, located at 568 East Main Street, Branford, Connecticut. The $750,000 of proceeds funded at closing were used to reimburse the Company for out-of-pocket costs relating to the acquisition of the East Main Street property. The balance of the loan will be used to reimburse the Company for the out-of-pocket costs incurred to renovate the East Main Street property. Upon completion of the renovation, and assuming the Company can provide NHB with an appraisal that the East Main Street property has a value of not less than $1.4 million, the first mortgage lien on the current corporate headquarters will be released.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of September 30, 2022 the effective rate charged under the Facility was 6.99%.

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

At September 30, 2022, the total amount outstanding under the Facility was $43,100,146 and the Company estimates that it had approximately $2.1 million of additional availability under the Facility. The collateral pledged to Churchill at September 30, 2022, was 32 mortgage loans that in the aggregate had unpaid principal balance of approximately $80.4 million.

Each of the NHB Mortgage and the Churchill Facility contain cross-default provisions.

8.    Financing Transactions

During the nine month period ended September 30, 2022, the Company generated approximately $159.7 million of gross proceeds from the sale of its securities as follows:

(i)	$51,875,000 from the sale of its 6.0% unsecured, unsubordinated notes due March 30, 2027;
(ii)	$30,000,000 from the sale of its 7.125% unsecured, unsubordinated notes due June 30, 2027;
(iii)	$40,250,000 from the sale of its 8.00% unsecured, unsubordinated notes due September 30, 2027; and
(iv)	$37,602,871 from the sale of 7,177,043 common shares in an “at-the-market” offering.

The net proceeds from the sale of these securities, approximately $154,300,000, were used primarily to fund new mortgage loans, for working capital and general corporate purposes.

During the nine month period ended September 30, 2022, the Company sold an aggregate of 7,177,043 common shares in an at-the-market offering. Net proceeds to the Company from the sale of these shares were $36,654,419.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

9.    Notes Payable

At September 30, 2022, the Company had an aggregate of $279,557,613 of unsecured, unsubordinated notes payable outstanding, net of $8,844,137 of deferred financing costs (collectively, the “Notes”). Currently, the Company has seven series of Notes outstanding:

(i)	Notes having an aggregate principal amount of $23,663,000 bearing interest at 7.125% per annum and maturing June 30, 2024 (“the June 2024 Notes”);
(ii)	Notes having an aggregate principal amount of $34,500,000 bearing interest at 6.875% per annum and maturing December 30, 2024 (the “December 2024 Notes”);
(iii)	Notes having an aggregate principal amount of $56,363,750 bearing interest at 7.75% per annum and maturing September 30, 2025 (the “September 2025 Notes”);
(iv)	Notes having an aggregate principal amount of $51,750,000 bearing interest at 6.0% per annum and maturing December 30, 2026 (the “December 2026 Notes”);
(v)	Notes having an aggregate principal amount of $51,875,000 bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”);
(vi)	Notes having an aggregate principal amount of $30,000,000 bearing interest at 7.125% per annum and maturing June 30, 2027 (the "June 2027 Notes"); and
(vii)	Notes having an aggregate principal amount of $40,250,000 bearing interest at 8.00% per annum and maturing September 30, 2027 (the “September 2027 Notes”).

The Notes were sold in underwritten public offerings, were issued in denomination of  $25.00 each and are listed on the NYSE American and trade under the symbols “SCCB,” “SACC,” “SCCC,” “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, the June 2024 Notes, December 2024 Notes and the September 2025 Notes are callable at any time. The December 2026 Notes will be callable at any time after December 30, 2023, the March 2027 Notes will be callable at any time after March 9, 2024, the June 2027 Notes will be callable at any time after May 11, 2024, and the September 2027 Notes will be callable at any time after August 23, 2024.

10.   Accounts Payable and Accrued Liabilities

As of September 30, 2022 and December 31, 2021, accounts payable and accrued liabilities include the following:

	September 30, 2022	December 31, 2021
Accounts payable and Accrued expenses	555,571	501,753
Other notes	10,760	30,921
Accrued interest	595,839	164,729
Total	$1,162,170	$697,403

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

11.   Fee and Other Income

For the three and nine-month periods ended September 30, 2022 and 2021, fee and other income consists of the following:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2022	2021	2022	2021
Late and other fees	$92,098	$202,572	$338,638	$300,471
Processing fees	37,480	50,230	165,950	129,615
Rental income, net	8,867	28,320	37,067	23,105
Extension fees	212,608	86,671	415,128	232,886
Other fees	124,292	55,025	259,542	150,094
Legal fees	91,115	69,800	253,055	181,600
Other income	75,289	98,823	579,541	833,260
Total	$641,749	$591,441	$2,048,921	$1,851,031

12.   Commitments and Contingencies

Origination and Modification Fees

Loan origination and modification fees generally range from 1% - 3% each of the original loan principal or the modified loan balance and, generally, are payable at the time the loan is funded or modified. The unamortized portion is recorded as deferred revenue on the balance sheet. At September 30, 2022, deferred revenue was $4,471,800, which will be recorded as income as follows:

Year ending December 31, 2022	$1,583,313
Year ending December 31, 2023	2,687,114
Year ending December 31, 2024	201,373
Total	$4,471,800

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

In July 2022, the Company entered into an employment agreement with John E. Warch, the material terms of which are as follows: (i) the employment term commenced on August 1, 2022 and will continue until terminated by either party; (ii) a base salary of $325,000; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; and (vi) payments upon termination of employment or a change in control.

Unfunded Commitments

At September 30, 2022, the Company had future funding obligations totaling $118,103,785, which can be drawn by the borrowers when the conditions relating thereto have been satisfied.

Other

In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At September 30, 2022, there were four such proceedings. The unpaid principal balances on the properties that are the subject of these proceedings was approximately $236,000.

13.   Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of September 30, 2022, and 2021, loans to known shareholders totaled $20,932,994 and $13,200,972, respectively. Interest income earned on these loans for the nine months ended September 30, 2022 and 2021 totaled $1,248,826 and $573,446, respectively, and for the three months ended September 30, 2022 and 2021 totaled $416,275 and $252,050, respectively.

The wife of the Company’s chief executive officer was employed by the Company as its director of finance until the third quarter of 2022 when she retired. For the nine month periods ended September 30, 2022 and 2021, she was paid $62,865 and $85,634, respectively, as compensation from the Company. For the three months ended September 30, 2022 and 2021, the corresponding amounts were $2,115 and $29,250, respectively.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For the three and nine month periods ended September 30, 2022, she received compensation of $35,727 and $106,327, respectively. In January 2022, the Company hired the step-daughter of the Company’s chief executive officer to perform executive assistant and administrative services. For the three and nine month periods ended September 30, 2022, she received compensation of $8,313 and $43,929, respectively.

14.   Concentration of Credit Risk

Currently, all of the Company’s investment securities, which include common stocks, preferred stock, corporate bonds and mutual funds, are held at Wells Fargo Advisors. Wells Fargo Advisors is a member of the Securities Investor Protection Corporation (SIPC). SIPC protects clients against the custodial risk of a member investment firm becoming insolvent by replacing missing securities and cash up to $500,000, including up to $250,000 in cash, per client in accordance with SIPC rules.

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (approximately 43.0%), Florida (approximately 21.7%) and New York (approximately 14.2%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable.

15.   Outstanding Warrants

In 2017, the Company consummated two public offerings – an initial public offering (“IPO”) in February and a follow-on offering in October-November. In connection with the IPO, the Company issued to the underwriters warrants to purchase an aggregate of 130,000 common shares at an exercise price of $6.25 per common share (“IPO Warrants”). The IPO Warrants expired unexercised on February 9, 2022.

In connection with a public offering that was consummated in October 2017, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of $5.00 per share. In January 2022, warrants to purchase 93,750 of the Company’s common shares were exercised. The holders of those warrants elected to use the cashless exercise option available to them under the terms of the warrants. As such, they received 19,658 common shares. At September 30, 2022, 49,219 warrants were outstanding. All the unexercised warrants expired on October 24, 2022.

16.   Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of September 30, 2022 was 1,198,468.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

During the nine months ended September 30, 2022 and 2021, the Company granted an aggregate of 153,967 and 94,681 restricted common shares under the Plan, respectively. During the three months ended September 30, 2022 and 2021, the Company granted an aggregate of 15,000 and -0- restricted common shares under the Plan, respectively. With respect to the restricted common shares granted in 2022, (i) 17,264 shares vested immediately on the date of grant, an additional 17,264 shares will vest on each of the first and second anniversaries of the date of grant and 3,750 shares will vest on the fourth anniversary of the date of grant, and (ii) 32,808 shares will vest on January 1, 2023, 32,808 shares will vest on January 1, 2024 and 32,809 shares will vest on January 1, 2025. With respect to the restricted common shares granted in 2021, (i) 29,976 shares vested on January 1, 2022 and an additional 29,976 shares will vest on each January 1, 2023 and January 1, 2024, and (ii) 4,753 shares became fully-vested when the Company waived the restrictions on such shares upon the retirement of its then executive vice president and chief operating officer in January 2022.

Stock based compensation for the three months ended September 30, 2022 and 2021 was $127,000 and $64,219, respectively. Stock based compensation for the nine months ended September 30, 2022 and 2021 was $357,167 and $126,538, respectively. As of September 30, 2022, there was unrecorded stock-based compensation expense of $842,604.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the nine months ended September 30, 2022 and 2021, the 401(k) Plan expense was $71,925 and $46,276, respectively. For the three months ended September 30, 2022 and 2021, the 401(k) Plan expenses were $21,924 and $13,814, respectively.

17.   Equity Offerings

On December 6, 2021, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $44,925,000 of its common shares in an “at-the market” offering, which is ongoing. During the nine months ended September 30, 2022, the Company sold an aggregate of 7,177,043 common shares under this prospectus and realized net proceeds of $36,654,419 in connection therewith.

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75,000,000 of its common shares and its Series A Preferred Stock (as defined in Note 20 below) with an aggregate liquidation preference of up to $25,000,000 in an “at-the market” offering, which is ongoing. During the nine months ended September 30, 2022, the Company did not sell any shares of Series A Preferred Stock nor any shares under this prospectus. At September 30, 2022, approximately $75 million of common shares and $25,000,000 of Series A Preferred Stock were available for future sale under the ongoing “at-the market” offering.

18.   Partnership Investments

As of September 30, 2022, the Company had invested an aggregate of approximately $22.5 million in four limited liability companies managed by a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s ownership interest in the four limited liability companies ranges up to 49%. The Company accounts for these investments at cost because the Company does not control or have significant influence over the investments. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

For the three and nine months ended September 30, 2022, the partnerships generated $523,067 and $1,112,560 of income for the Company.

At September 30, 2022, the Company had unfunded partnership commitments totaling approximately $3.6 million.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

19.   Special Purpose Acquisition Corporation

On March 24, 2021, the Company loaned $25,000 to its wholly-owned subsidiary, Sachem Sponsor LLC. Sachem Sponsor LLC used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. As of September 30, 2022, the Company had incurred approximately $472,800 of costs related to the preparation and filing of the registration statement, including legal fees, accounting fees and filing fees as well organizational costs and an expense advance to the underwriter.

On July 14, 2021, Sachem Acquisition Corp. filed a registration statement on Form S-1 registering the sale of 5,750,000 units at $10.00 per unit, or $57,500,000 in the aggregate. Each unit consists of one share of Class A common stock and one-half of a warrant to purchase one share of Class A common stock.

20.   Series A Preferred Stock

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

21.   Charter Amendments

On July 19, 2022, after shareholders approved an amendment to the Company’s charter at its 2022 Annual Meeting of Shareholders held on July 19, 2022, the Company filed a Certificate of Amendment of the Certificate of Incorporation to increase the number of authorized common shares available for issuance from 100,000,000 to 200,000,000.

On August 23, 2022, in connection with the ongoing “at-the market” offering, the Company filed a Certificate of Amendment with the Department of State of the State of New York to increase the number of authorized shares of Series A Preferred Stock from 1,955,000 to 2,903,000 and to fix the number of common shares to be reserved upon conversion of the Series A Preferred Stock at 72,575,000.

22.   Subsequent Events

From October 1, 2022 through November 9, 2022, the Company sold an aggregate of 405,037 common shares under its at-the-market offering facility realizing gross proceeds of approximately $1.6 million.

SACHEM CAPITAL CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On October 6, 2022, the Company acquired substantially all the business assets of Urbane New Haven, LLC (“Urbane”), a real estate firm specializing in all phases of real estate development and construction, including architecture, design, contracting and marketing. The purchase price for the assets was 300,000 common shares, or approximately $1.1 million based on the closing price of $3.68 per share on October 5, 2022. The issuance of the shares to Urbane was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Sections 4(a)(2) and/or 4(a)(5) thereunder. A legend restricting resale, transfer, or other disposition of these shares other than in compliance with the Act was placed on such shares. In connection with the acquisition, Eric O’Brien, one of the owners of Urbane, has been hired by the Company as its new Senior Vice President, Asset Management. Mr. O’Brien’s primary responsibilities include construction management oversight and real estate development. The Company is currently in the process of determining it’s potential contingent liability, if any, for the purchase, as well as its allocation of the purchase price amongst the assets purchased, intangible assets, goodwill and liabilities assumed. Accordingly, these amounts are not included.

Effective on October 7, 2022, the Company’s Board of Directors adopted a stock repurchase plan pursuant to which the Company may repurchase up to an aggregate of $7.5 million of its outstanding common shares in the open market at prevailing market prices or in negotiated transactions off the market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan is expected to continue through September 30, 2023, unless extended or shortened by the Company’s Board of Directors. Ladenburg Thalmann & Co. Inc. will act as the Company’s exclusive purchasing agent under the Plan.

On October 24, 2022, all of the remaining outstanding underwriters’ warrants expired without being exercised. (See Note 15, above.)

On October 26, 2022, the Company issued 10,000 restricted common shares to an employee, of which 3,334 shares vest immediately upon issuance and 3,333 shares will vest on each of October 26, 2023 and 2024. The closing price of a common share on October 26, 2022 was $3.83.

On October 27, 2022, the Company’s Board of Directors declared a dividend of $0.13 per share payable to shareholders of record as of November 7, 2022. The dividend is payable November 14, 2022.

Management has evaluated subsequent events through November 10, 2022 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

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

Review of the First Nine Months of 2022 and Outlook for Balance of Year

Compared to the nine months of 2021, revenue increased 73.7%, net income attributable to common shareholders increased 46.5%, and earnings per share remained consistent at $0.32 per share. The revenue increase was directly related to the growth in our lending activities, reflected in our interest income which had an increase of 99.2% and our origination and modification fees that had an increase of 106.6%. The increase in revenue was partially offset by a 82.6% increase in operating costs and expenses. The increase in operating expenses is mainly attributable to a 100% increase in interest and amortization of deferred financing costs and an 69.7% increase in compensation and related expenses. The increase in compensation expense is mainly attributable to the addition of a new Chief Financial Officer in August 2022, along with additional accounting and operational staff. Such hirings are part of our long-term growth strategy. Thus, we expect compensation to continue to increase. Mortgages receivable increased by 103.9% compared to September 30, 2021, along with cash and cash equivalents increased 84.3%. The increase in mortgages receivable is a result of increases in lending, while the increase in cash is primarily driven by sales of equity and debt securities.

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

● maintain our status as a publicly held company, subject to the reporting requirements of the Exchange Act, which gives us immediate access to the public markets for much-needed capital; and

● operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended.

We expect the next few quarters to be challenging due to the following factors:

Interest rates and inflation. Since the beginning of the current year through the date of this report, the Federal Reserve Board (the “Fed”) has raised interest rates six times for an aggregate of 3.75%. These are the first interest increases since December 2018. As a result, the prime rate has increased from 3.25% to 7.00%. The Fed’s rate increases are in response to a sharp increase in the annual rate of inflation in the United States, which was reported to be 8.2% for the 12 months ended September 2022, the highest rate in decades, per the Wall Street Journal. As a result of these increases, the growth of the U.S. economy has slowed. Until now, these economic factors have not had an adverse impact on the volume or velocity of our business. However, they have led to an increase in our borrowing costs. In addition, the increase in interest rates and inflation and the decrease in the rate of growth of the U.S. economy has caused a severe decrease in the major stock indices and a general decrease in the valuations of many public companies, including Sachem Capital. As a consequence, our ability to access the public markets to raise capital has been adversely impacted. If these trends continue, they could result in decreased demand for our products and a decrease in property valuations, which could have an adverse impact on the ability of our borrowers to repay their loans. Thus, we cannot assure you that our business, operations and financial condition will not be adversely impacted.

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

Increased operating expenses. Our operating expenses for the three and nine months ended September 30, 2022 are significantly higher than they were in the same period in 2021 due to our higher debt load, increased headcount, and increased loan volume. In addition, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At September 30, 2022, our mortgage loan portfolio included 185 loans with future funding obligations, in the aggregate principal amount of approximately $118 million, compared to 157 loans in the aggregate principal amount of approximately $61,707,185 at September 30, 2021. The increase is due to an increase in construction loan originations, a large portion of which is in the Florida market. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. To deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

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

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At September 30, 2022, debt represented approximately 59.8% of our total capital compared to 49.3% at September 30, 2021. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to continue to leverage our portfolio for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

As of September 30, 2022, we had seven series of unsecured unsubordinated notes outstanding, having an aggregate outstanding principal balance of $288.4 million (collectively, the “Notes”) all of which rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness and are effectively subordinated in right of payment to all existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant a security interest) and structurally subordinated to all existing and future indebtedness of our subsidiaries. Interest on each series of notes is payable quarterly in arrears on each March 30, June 30, September 30 and December 30 of each year they are outstanding and, except as noted below, each series can be prepaid beginning on the second anniversary of its date of issuance. The net proceeds, net of the deferred financing cost, was approximately $276.4 million.

● $40,250,000 aggregate original principal amount, issued August 23, 2022, bearing interest at the rate of 8.00% per annum and maturing on September 30, 2027 (the “September 2027 Notes”) and which trade on the NYSE American under the symbol SCCG;

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

Each series of Notes was issued pursuant to the Indenture, dated June 21, 2019, and a supplement thereto, which provides for the form and terms, including default provisions and cures, applicable to each series. All seven series of Notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such notes when due and satisfying any additional conditions required under the Indenture, we will be deemed to have been discharged from our obligations under such notes and (ii) an “Asset Coverage Ratio” requirement pursuant to which we may not (x) pay any dividends or make distributions in excess of 90% of our taxable income, (y) incur any indebtedness or (z) purchase any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of our total assets relative to the aggregate amount of its indebtedness.

Under the terms of the Indenture, we may, at our option, at any time and from time to time, on or after June 30, 2021, in the case of the June 2024 Notes, November 7, 2021, in the case of the December 2024 Notes, September 4, 2022, in the case of the 2025 Notes, December 20, 2023, in the case of the 2026 Notes, March 9, 2024, in the case of the March 2027 Notes, May 11, 2024, in the case of the June 2027 Notes and August 23, 2024, in the case of the September 2027 Notes, redeem such notes, in whole or in part, at a redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness includes the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (each as described below).

On July 21, 2021, we consummated a $200 million facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”). Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. (After the 30-day LIBOR is phased out a new benchmark rate, determined by Churchill, will be used instead.) The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that prohibits us from (A) (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) have unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At September 30, 2022, the amount outstanding under the Churchill Facility was approximately $43.1 million, which amount was accruing interest of an effective rate of 6.99% per annum.

In 2020, we established a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”). The Wells Fargo Loan is secured by our portfolio of short-term securities, had a balance of approximately $3.5 million at September 30, 2022. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. At September 30, 2022, the prime rate was 6.25% and the interest rate on the Wells Fargo Loan was 4.5%. Other than increasing our borrowing costs under the Wells Fargo Loan, it is too early to tell what impact this latest rate increase will have on our business, operations and/or financial condition.

In 2021, we obtained a new adjustable-rate mortgage loan from New Haven Bank for up to a maximum principal amount of $1.4 million (the “NHB Mortgage”) of which $750,000 was outstanding at September 30, 2022. The initial proceeds of the NHB Mortgage were used to offset some of the costs we incurred to acquire the property located at 568 East Main Street, Branford, Connecticut, which, once renovated, will become our new corporate headquarters. The balance of the NHB Mortgage will be funded when those renovations are completed. The NHB Mortgage accrues interest at an initial rate of 3.75% per annum for the first 72 months and is due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest will be due and payable. Beginning on December 1, 2022 and through December 1, 2037 (the “Amortization Period”), principal and interest will be due and payable on a monthly basis. Payments of principal will be based on a 20-year amortization schedule. The interest rate will be adjusted on each fifth anniversary of the commencement of the Amortization Period to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 2.60%. The NHB Mortgage is a non-recourse loan, secured by a first mortgage lien on 698 Main Street, Branford, Connecticut, our current corporate headquarters, and 568 East Main Street, Branford, Connecticut. Once the NHB Mortgage is fully funded, the mortgage lien on 698 Main Street will be released.

In addition to the foregoing, during the nine-month period ended September 30, 2021, we raised aggregate net proceeds of approximately $45.5 million (after deducting underwriting discounts and commissions and offering expenses) from the sale of 1,903,000 shares of our Series A Preferred Stock in a firm commitment underwritten public offering at a public offering price of $25.00 per share, equal to the liquidation preference. The Series A Preferred Stock is listed on the NYSE American and began trading under the symbol “SACHPRA” on July 6, 2021.

Finally, from time-to-time we raise capital by selling our common shares in various at-the market offerings. During the nine months ended September 30, 2022, we sold an aggregate of 7,177,043 common shares pursuant to an at-the-market offering for which we realized aggregate net proceeds of approximately $36.7 million.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our use of estimates on (a) a preset number of assumptions that consider prior experience, (b) future projections and (c) general financial market conditions. Actual amounts could materially differ from those estimates.

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Total Revenue

Total revenue for the three months ended September 30, 2022 was approximately $13.5 million compared to approximately $8.5 million for the three months ended September 30, 2021, an increase of approximately $5.0 million, or 58.9%. The increase in revenue is primarily attributable to an increase in our lending operations. For the 2022 period, interest income was approximately $11.5 million compared to approximately $6.1 million for the 2021 period, representing an increase of approximately $5.4 million or 89.5%. Origination and modification fees were approximately $1.7 million compared to approximately $1.3 million for the 2021 period, representing an increase of approximately $400,000 or 31.6%. For the three months ended September 30, 2022, revenue was partially offset by approximately $1.1 million of unrealized losses on investment securities. There was no such offset in the comparable 2021 period.

Operating Costs and Expenses

Total operating costs and expenses for three months ended September 30, 2022 were approximately $8.5 million compared to approximately $4.2 million for the three months ended September 30, 2021, an increase of approximately $4.3 million, or 101.0%. The increase in operating costs and expenses is primarily attributable to the increase in our indebtedness, which was the fuel for our revenue growth, and an increase in the cost of funds. In the 2022 period, interest and amortization of deferred financing costs was approximately $6 million compared to approximately $2.6 million in the same 2021 period, an increase of approximately $3.4 million or 130.7%. The balance of the increase in operating expenses was primarily attributable to (i) compensation, fees and taxes which increased approximately $738,000, a 95.7% increase over the comparable 2021 amount, and (ii) general and administrative expenses, which increased approximately $237,500, a 49.6% increase over the comparable 2021 amount.

Comprehensive Income

For the quarter ended September 30, 2022, we reported an unrealized loss on investment securities of approximately $132,000 reflecting a decrease in the market value of certain securities since June 30, 2022. For the quarter ended September 30, 2021, we reported an unrealized loss on investment securities of approximately $500,000 reflecting the decrease in the market value of certain securities since June 30, 2021.

Net Income

Net income attributable to common shareholders for the three months ended September 30, 2022 was approximately $4.1 million, or $0.11 per share, compared to approximately $3.4 million, or $0.12 per share for the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Total Revenue

Total revenue for the nine months ended September 30, 2022 was approximately $36.4 million compared to approximately $20.9 million for the nine months ended September 30, 2021, an increase of approximately $15.5 million, or 73.7%. The increase in revenue is primarily attributable to the growth in our lending operations. For the 2022 period, interest income was approximately $30.5 million compared to approximately $15.3 million for the 2021 period, representing an increase of approximately $15.2 million or 99.2%. Origination and modification fees increased to approximately $5.8 million for the 2022 period compared to approximately $2.8 million for the 2021 period, an increase of approximately $3.0 million, or 106.6%. Income from partnership investments increased to approximately $1.1 million for the 2022 period compared to approximately $90,000 for the 2021, an increase of approximately $1.0 million. Fee and other income was approximately $2.0 million for the 2022 period compared to approximately $1.9 million for the 2021 period, an increase of approximately $100,000. For the nine months ended September 30, 2022, revenue was offset by approximately $3.6 million of unrealized losses on investment securities. There was no such offset in the comparable 2021 period.

Operating Costs and Expenses

Total operating costs and expenses for nine months ended September 30, 2022 were approximately $21.8 million compared to approximately $11.9 million for the nine months ended September 30, 2021, an increase of approximately $9.9 million, or 82.6%. The increase in operating costs and expenses is primarily attributable to the increase in our overall indebtedness and the increase in our cost of funds. In the 2022 period, interest and amortization of deferred financing costs was approximately $15.1 million compared to approximately $7.5 million in the same 2021 period, an increase of $7.6 million, or 100.0%. The balance of the increase in operating expenses was attributable to (i) compensation, fees and taxes which increased approximately $1.5 million, or 69.7%, (ii) general and administrative expenses which increased approximately $625,000, or 45.6%, and (iii) impairment loss which increased approximately $322,000, or 68.6%.

Comprehensive Income

For the nine months ended September 30, 2022, we reported an unrealized loss on investment securities of approximately $81,500 reflecting the decrease in the market value of such securities since December 31, 2021. For the nine months ended September 30, 2021, we reported an unrealized loss on investment securities of approximately $612,000 reflecting the decrease in the market value of such securities since December 31, 2020.

Net Income

Net income attributable to common shareholders for the nine months ended September 30, 2022 was approximately $11.9 million, or $0.32 per share, compared to $8.1 million, or $0.32 per share for the nine months ended September 30, 2021.

Non-GAAP Metrics – Adjusted Earnings

We invest our excess cash in marketable securities. Under GAAP, those securities are required to be “marked to market” at the end of each reporting period. Accordingly, if the value of certain of those securities increases, the increase is reported as revenue, whereas the remaining increase is reported as a change in accumulated other comprehensive income. On the other hand, if the value decreases, as has been the case in the first three quarters of 2022, the decrease in value of certain of the securities reduces our revenues. For income tax purposes, we do not report the gain or loss on those securities until they are sold. This creates a discrepancy between our GAAP net income and our taxable income. To maintain our status as a REIT, we are required to distribute, on an annual basis, at least 90% of our taxable income. Thus, to give our shareholders a better perspective of our taxable income, we use a metric called Adjusted Earnings.

Adjusted Earnings is calculated as net income attributable to common shareholders, prior to the effect unrealized gains (losses) on securities available-for-sale. Adjusted Earnings should be examined in conjunction with net income (loss) as shown in our statements of comprehensive income. Adjusted Earnings should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Earnings indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Earnings is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance. It should be noted that our manner of calculating Adjusted Earnings may differ from the calculations of similarly-titled measures by other companies. In addition, there may be other differences between GAAP and tax accounting that would impact Adjusted Earnings, which are not reflected in the table below.

	For the Three Month	For the Nine Month
	Period Ended September 30,	Period Ended September 30,
	2022	2022
Adjusted Earnings:
Net income attributable to common shareholders	$4,131,873	$11,867,385
Add: Unrealized losses on investment securities	1,076,836	3,607,498
Adjusted earnings attributable to common shareholders	$5,208,709	$15,474,883

For the three months ended September 30, 2022 Adjusted Earnings per share was $0.13. For the nine months ended September 30, 2022 Adjusted Earnings per share was $0.42. There were no unrealized gains or losses on investment securities reported in net income for the three- and nine-month periods ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, cash and cash equivalents and investment securities totaled approximately $69.8 million compared to approximately $102.6 million at December 31, 2021. The decrease in cash and cash equivalents and investment securities reflects a draw down of those assets to fund new loans. Some of the cash represented the proceeds from the sale of the June 2027 Notes and September 2027 Notes.

Total assets at September 30, 2022 were approximately $561.8 million compared to approximately $418.0 million at December 31, 2021, an increase of approximately $143.8 million, or 34.4%. The increase was due primarily to the increase of our mortgage loan portfolio of approximately $156.2 million, an increase in investments in partnerships of approximately $16.5 million, offset in part by a decrease in cash and cash equivalents and investment securities of approximately $32.8 million.

Total liabilities at September 30, 2022 were approximately $342.5 million compared to approximately $237.9 million at December 31, 2021, an increase of approximately $104.6 million, or 44.0%. This increase is principally due to increases in the repurchase facility of approximately $24.0 million, or 125.8%, and the notes payable, net of deferred financing costs, of approximately $119.0 million, or 74.1%, offset primarily by decreases in the accounts payable and accrued liabilities, including accrued dividends payable, of approximately $3.5 million, line of credit of approximately $29.6 million and advances from borrowers of approximately $5.1 million.

Total shareholders’ equity at September 30, 2022 was approximately $219.3 million compared to approximately $180.1 million at December 31, 2021, an increase of approximately $39.2 million, or 21.8%. This increase was due primarily to net proceeds of $36.7 million from the sale of common shares and our net income attributable to common shareholders of approximately $11.9 million, offset by dividends paid on our Series A Preferred Stock and common shares of $2.8 million and $9.6 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2022 was approximately $12.4 million compared to approximately $17.4 million for same 2021 period. For the 2022 period net cash provided by operating activities consisted primarily of net income of approximately $14.6 million, amortization of deferred financing costs and bond discount of $1.7 million and unrealized loss on investment securities of approximately $3.6 million, offset by increases in interest and fees receivable of $2.2 million, due from borrowers of $1.5 million and decreases in advances from borrowers of approximately $5.1 million. For the

2021 period net cash provided by operating activities consisted primarily of net income of approximately $9.0 million, amortization of deferred financing costs and bond discount of approximately $839,400, an impairment loss of approximately $469,000, increase in deferred revenue of approximately $1.8 million, and an increase in advances from borrowers of approximately $8.2 million, offset by a gain on sale of marketable securities of approximately $212,400 and a gain on forgiveness of debt of approximately $257,800, and an increase in interest and fees receivable of approximately $885,400, other receivables of approximately $361,000 and due from borrowers of approximately $1.4 million.

Net cash used for investing activities for the nine months ended September 30, 2022 was approximately $151.3 million compared to approximately $84.9 million for the comparable 2021 period. For the 2022 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $39.7 million, net purchases of interests in investment partnerships of approximately $16.5 million and principal disbursements for mortgages receivable of approximately $252.4 million, offset by proceeds from the sale of investment securities of approximately $62.2 million, proceeds from the sale of real estate owned of approximately $1.6 million, and by principal collections on mortgages receivable of approximately $95.2 million For the 2021 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $160.9 million, net purchases of interests in investment partnerships of approximately $1.8 million, and principal disbursements for mortgages receivable of approximately $154.8 million, offset by proceeds from the sale of investment securities of approximately $141.7 million, proceeds from the sale of real estate owned of approximately $1.8 million, and principal collections on mortgages receivable of approximately $90.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $132.3 million compared to approximately $67.4 million of cash used for the comparable 2021 period. Net cash provided by financing activities for the 2022 period consists principally of net proceeds from the issuance of fixed rate notes of approximately $117.6 million, net proceeds from the issuance of common shares of approximately $36.7 million and net proceeds from repurchase facility of approximately $24.0 million, offset primarily by repayment of line of credit of approximately $29.6 million, dividends paid on common shares of approximately $13.5 million and dividends paid on preferred stock of approximately $2.8 million. Net cash provided by financing activities for the 2021 period consists principally of the net proceeds from issuance of common shares of approximately $30.9 million, net proceeds from the issuance of preferred stock of approximately $45.5 million and proceeds from our line of credit of approximately $2.0 million, offset by dividends paid on common shares of approximately $8.8 million, dividends paid on preferred stock of approximately $932,000, repayment of mortgage payable of approximately $768,000 and financing costs incurred of approximately $451,000.

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

Subsequent Events

From October 1, 2022 through November 9, 2022, we sold an aggregate of 405,037 common shares under its at-the-market offering facility realizing gross proceeds of approximately $1.6 million.

On October 6, 2022, we acquired substantially all the business assets of Urbane New Haven, LLC (“Urbane”), a real estate firm specializing in all phases of real estate development and construction, including architecture, design, contracting and marketing. The purchase price for the assets was 300,000 common shares, or approximately $1.1 million based on the closing price of $3.68 per share on October 5, 2022. The issuance of the shares to Urbane was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Sections 4(a)(2) and/or 4(a)(5) thereunder. A legend restricting resale, transfer, or other disposition of these shares other than in compliance with the Act was placed on such shares. In connection with the acquisition, Eric O’Brien, one of the owners of Urbane, has been hired as our new Senior Vice President, Asset Management. Mr. O’Brien’s primary responsibilities include construction management oversight and real estate development. We are currently in the process of determining our potential contingent liability, if any, for the purchase, as well as its allocation of the purchase price amongst the assets purchased, intangible assets, goodwill and liabilities assumed. Accordingly, these amounts are not included.

Effective on October 7, 2022, our Board of Directors adopted a stock repurchase plan pursuant to which we may repurchase up to an aggregate of $7.5 million of our outstanding common shares in the open market at prevailing market prices or in negotiated transactions off the market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 and Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Plan”). The Plan is expected to continue through September 30, 2023, unless extended or shortened by our Board of Directors. Ladenburg Thalmann & Co. Inc. will act as our exclusive purchasing agent under the Plan.

On October 24, 2022, all of the remaining outstanding underwriters’ warrants expired without being exercised. (See Note 15, of the accompanying financial statements.)

On October 26, 2022, we issued 10,000 restricted common shares to an employee, of which 3,334 shares vest immediately upon issuance and 3,333 shares will vest on each of October 26, 2023 and 2024. The closing price of a common share on October 26, 2022 was $3.83.

On October 27, 2022, our Board of Directors declared a dividend of $0.13 per share payable to shareholders of record as of November 7, 2022. The dividend will be paid on November 14, 2022.

Management has evaluated subsequent events through November 10, 2022 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of September 30, 2022, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment, software licenses and investment in partnerships.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Investment in partnerships	$3,588,984	$3,588,984	$—	$—	$—
Unfunded loan commitments	118,103,785	118,103,785	—	—	—
Total contractual obligations	$121,692,769	$121,692,769	$—	$—	$—

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

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item1A.   Risk Factors

We have significant unfunded commitments to existing borrowers. If we are unable to fund these commitments, we may be subject to borrower legal claims.

At September 30, 2022, we had unfunded commitments under existing loans of approximately $118.1 million. We do not record these unfunded commitments as liabilities on our balance sheets as the unfunded portion of the loans are not included in the outstanding mortgage loan balances. We also have not created a reserve for these unfunded commitments. However, we try to maintain a reasonable amount of working capital at all times, although not in amounts sufficient to cover all our deferred funding obligations. In addition, we also have the ability to borrow funds against our portfolio of marketable securities, although the value of these securities in our account fluctuate regularly based on our liquidity and demand for our loans. We also can raise capital through the Churchill Facility. Nevertheless, there is a possibility that demands for funding under existing loans could exceed our available working capital and if we fail to meet our funding obligations, we may be subject to legal claims by the borrowers. This could have a material and adverse impact on our business reputation, our operations as well as our financial condition.

Inflation and rising interest rates could adversely impact our business, operations and financial condition.

Since the beginning of the current year through the date of this report, the Federal Reserve Board (the “Fed”) has raised interest rates six times for an aggregate of 3.75%. These are the first interest increases since December 2018. As a result, the prime rate has increased from 3.25% to 7.00%. The Fed’s rate increases are in response to a sharp increase in the annual rate of inflation in the United States, which was reported to be 8.2% for the 12 months ended September 2022, the highest rate in decades, per the Wall Street Journal. As a result of these increases, the growth of the U.S. economy has slowed. Until now, these economic factors have not had an adverse impact on the volume or velocity of our business.  However, they have led to an increase in our borrowing costs. In addition, the increase in interest rates and inflation and the decrease in the rate of growth of the U.S. economy has caused a severe decrease in the major stock indices and a general decrease in the valuations of many public companies, including Sachem Capital. As a consequence, our ability to access the public markets to raise capital has been adversely impacted.  If these trends continue, they could result in decreased demand for our products and a decrease in property valuations, which could have an adverse impact on the ability of our borrowers to repay their loans. Thus, we cannot assure you that our business, operations and financial condition will not be adversely impacted.

Item2.   Unregistered Sales of Equity Securities and Use of Proceeds

On October 6, 2022, in connection with our acquisition of substantially all of Urbane’s assets, we issued 300,000 restricted common shares, having an aggregate fair market value of approximately $1.1 million based on the closing price of $3.68 per share on October 5, 2022, to Urbane, an accredited investor.  The foregoing shares were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Sections 4(a)(2) and/or 4(a)(5) thereunder. A legend restricting resale, transfer, or other disposition of these shares other than in compliance with the Act was placed on such shares.

Item 6.   EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (10)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (20)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (21)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Form of Representatives’ Warrants issued on October 27, 2017 in connection with the follow-on underwritten public offering (4)
4.2	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.3	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (5)
4.4	Form of 7.125% Notes due 2024 (5)
4.5	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (2)
4.6	Form of 6.875% Notes due 2024 (7)
4.7	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (8)
4.8	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.7 above)
4.9	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate.(10)
4.10	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (11)
4.11	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.10 above).
4.12	Fifth Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (15)
4.13	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.12 above)
4.14	Sixth Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (17)
4.15	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.14 above)
4.16	Seventh Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (22)
4.17	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.16 above)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
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
10.10**

Final Form of the Restrictive Stock Grant Agreement dated October 15, 2020 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (20)

10.11**

Final Form of the Restrictive Stock Grant Agreement dated October 13, 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (20)

10.12**

Final Form of the Restrictive Stock Grant Agreement dated July 19, 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (20)

10.13**	Employment Agreement, dated July 26, 2022, by and between John E. Warch and Sachem Capital Corp.(19)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed on October 20, 2017, as Exhibit A to Exhibit 1.1 of the Registration Statement on Form S-11, as amended (SEC File No.: 333-218954) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(9)	Intentionally omitted.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(14)	Intentionally omitted.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference.
(19)	(Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2022 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: November 10, 2022	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ John E. Warch
John E. Warch, CPA
Chief Financial Officer
(Principal Accounting and Financial Officer)