Form 10-K
period 2022-12-31
Sachem Capital Corp.
filed 2023-03-31
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-37997

SACHEM CAPITAL CORP.

(Exact name of registrant as specified in its charter)

New York	81-3467779
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

538 East Main Street, Branford, CT 06405

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

As of June 30, 2022, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates, computed by reference to the closing price for a common share on the NYSE American LLC on such date, was approximately $142.4 million.

As of March 30, 2023 the registrant had 43,756,724 common shares, $0.001 par value outstanding.

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

PART I

Item 1. Business

Background

We were organized as a New York corporation in January 2016 under the name HML Capital Corp. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 9, 2017, we completed our initial public offering (the “IPO”) in which we issued and sold 2.6 million common shares, $.001 par value per share, (“Common Shares”). We believe that since the consummation of the IPO, we have qualified as a real estate investment trust (“REIT”) and we elected to be taxed as a REIT beginning with our 2017 tax year. We believe that it is in the best interests of our shareholders that we continue to operate as a REIT. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%), we will maintain our REIT status but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we are also subject to federal excise taxes and minimum state taxes. Finally, we intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.

Business Overview

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., three years or less) loans secured by first mortgage liens on real property located primarily in the Northeastern and Southeastern United States and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. Our typical borrower is a real estate investor or developer who uses the proceeds of the loan to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties and that are held for investment or sale. The mortgaged property may or may not be income producing. We do not lend to owner-occupants. Our loans are referred to in the real estate finance industry as “hard money loans” primarily because they are secured by “hard” (i.e., real estate) assets.

Our principal place of business is located in Branford, Connecticut and, since inception, our lending activity was concentrated almost exclusively in Connecticut and a few surrounding states. However, over the last few years, we have extended our geographic footprint significantly. While most of our loans, by number and amount, are still made in Connecticut, the percentages are declining. At December 31, 2022, our mortgage loan portfolio was spread across 16 states. Connecticut loans represented approximately 61.3% of our portfolio measured by number of loans, but only approximately 43.5% measured by the loan balances. Similarly, historically our primary focus has been on small loans – less than $500,000. Over the last few years, our strategy shifted and we began to actively pursue larger loans. At December 31, 2022, loans having an outstanding principal balance of $500,000 or less still represented approximately 64.9% of the number of our loans in our portfolio but these loans only accounted for approximately 13.8% of the amount of our loan portfolio.

Our loans typically have a maximum initial term of one to three years and bear interest at a fixed rate of 5.0% to 14.2% per year and a default rate of up to 18% per year. We usually receive origination fees, or “points,” generally ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. We also receive additional “points” and other loan-related fees in connection with a renewal or extension of an existing mortgage loan. Interest is always payable monthly in arrears. Recently, as loan sizes have increased, we have required most of our borrowers to set up interest reserves that are funded with a minimum of one year’s interest payments. Generally, we limit the amount of a loan to 70% of the value of the property securing the loan. However, we will consider loans with a higher loan to value ratio if there are other factors that we believe mitigate the risk. Those other factors could be additional collateral, the credit profile of the borrower, any prior history that we have with the borrower, the quality of the property or the nature of the local real estate market in which the property is located. Also, in the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals when available or timely, automated valuation models (AVMs), recent sales transactions and brokers to evaluate the value of the collateral. We also adopted a policy that limits the maximum amount of any loan we fund to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio after accounting for the loan under consideration. Finally, any loan with an original principal amount exceeding $5 million must be approved by the Board of Directors (the “Board”).

Our primary objective is to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term through dividends. We intend to achieve this objective via a simple, yet compelling, two-prong strategy: accelerate profitable growth and drive operational excellence, thereby reducing general and administrative expenses as a percentage of revenue. We will continue to selectively originate loans and carefully manage our loan portfolio in a manner designed to generate attractive risk-adjusted returns across a variety of market conditions, economic cycles and high-growth geographies.

In summary, we built our business on a foundation of intimate knowledge of the Connecticut real estate market, our ability to respond quickly to customer needs and demands and a disciplined underwriting and due diligence culture that focuses primarily on the value of the underlying collateral and that is designed to protect and preserve capital. As we implement our growth strategy, we apply the same rigor and discipline to geographies beyond Connecticut and to larger, more experienced borrowers. We believe that our flexibility in terms of meeting the needs of borrowers without compromising our standards on credit risk, our in-house expertise, our intimate knowledge of real estate in the geographic markets we serve, and our focus on newly originated first mortgage loans, have defined our success until now and should enable us to continue to achieve our objectives.

The Market Opportunity

In general, we believe that there is a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts.

Notwithstanding the foregoing, our business is not without its challenges. Although concerns about the COVID-19 virus abated significantly, 2022 proved to be a challenging year and we expect many of these challenges will carryover to 2023.

First, in response to a sharp increase in the rate of inflation beginning in 2022 the Federal Reserve Board has been aggressively raising interest rates. After the latest increase on March 22, 2023, the Fed Funds target rate established by the Federal Open Market Committee, as of March 22, 2023, is 4.75% to 5.00% and the prime rate, as reported by The Wall Street Journal on March 29, 2023, is 8.00%. At the end of 2021, the corresponding rates were 0.08% and 3.25%, respectively. These rate increases have, to date, had only a marginal impact on the inflation rate and, thus, many economists and other financial experts expect rates to continue to increase in 2023. The increase in rates impacts our business in a number of ways. First, it has made it more difficult for us to raise funds for working capital purposes and, even when we do raise funds, it is more costly. This has had an adverse impact on our margins as we have not been able to raise the rates on our loans to the same extent. Second, the increase in rates has had an adverse impact on property values. We are addressing this development by taking a more aggressive approach to property values during the underwriting process. Third, as rates increase and property values decrease, inevitably, default rates on our mortgage loan portfolio are likely to increase. We are addressing this risk by focusing more on the credit-worthiness of our borrowers and monitoring our loan portfolio more carefully.

The second major challenge for our business is relatively new. In March 2023, the Federal Deposit Insurance Corporation (“FDIC”) assumed control over two mid-sized banks – Silicon Valley Bank in San Francisco and Signature Bank in New York. Since then, other banks have been mentioned as possible take-over candidates for the FDIC. In addition, Credit Suisse-First Boston, a major investment bank, is also believed to be in a difficult financial situation. It is not yet clear, whether these institutions represent unique situations or whether they represent the vanguard of a larger trend in the financial services industry. If the latter, it could have severe repercussions for capital markets and the global economy.

The final challenge for 2023 are the ongoing geopolitical tensions including the Russian-Ukrainian war, the state of relations between the United States and China, Iran’s continued pursuit of nuclear weapons and continuing hostile acts and statements by North Korea. Any or all of the foregoing could adversely impact financial markets and economic growth, all of which could have an adverse impact on our business.

Our Business and Growth Strategies

Our primary business objective remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive operational excellence, we have embarked on a broad change management initiative to review, assess, and upgrade — or transform if necessary — our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. To that end, in the second quarter of 2022 we launched a new web-based underwriting platform that further automates our underwriting process. The automation allows for more accurate and timely processing of loan applications, thus increasing loan production while keeping our employee headcount down. In addition, we are focused on developing relationships with larger scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate. Lastly, we are looking to partner with other small hard money lenders that are undercapitalized in an effort to participate in their loans or to provide them with enterprise capital growing their business, with Sachem having upside economics in the Manager entity.

Our strategy to achieve our objective also includes the following:

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;
●	take advantage of the prevailing economic environment, current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;
●	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle;
●	increase the size and quality of our mortgage loans and expand our geographic footprint to reduce our exposure to adverse market conditions that have a disproportionate impact on a single asset class or geographic area;
●	maintain our status as a publicly-held company, subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which gives us immediate access to the public markets for much-needed capital; and
●	continue to operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

In 2022 we continued to execute on this strategy. Specifically, we adjusted and refined our business strategy to address changes in the marketplace and our growth to-date.

●	We continue to strengthen our geographic footprint beyond Connecticut. At December 31, 2022, we had loans in 15 other states – California, Florida, Georgia, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Texas. We continue to expand our presence in these states as well as seek opportunities in other markets that meet our underwriting and loan criteria.
●	We are funding larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and that have a history of successful real estate development. In addition, we believe the migration to these types of loans will offset any rate compression and help us maintain a low foreclosure rate.

●	To leverage our expertise in real estate finance and our capital resources, on the one hand, and to capitalize on lending opportunities in specific markets, on the other, we plan to partner and invest with local “hard money” real estate lenders creating satellite offices under the “Sachem” influence. An advantage of this model is that these local lenders subscribe to a “Sachem” model using their own personal assets and those of other investor partners to fund loan opportunities and operations which increases their capital commitment to the opportunity. Under these arrangements, we would provide loan funding capital as well as our underwriting and servicing expertise and our local partners would provide us with “boots on the ground” lending opportunities. We have had preliminary discussions with local lenders in other markets, including Orlando, Florida, Greenwich, Connecticut, Charlotte, North Carolina and Atlanta, Georgia. We plan to continue these discussions and scout other locations as well. However, we have not yet entered into any definitive agreements and we cannot assure you that we will be able to consummate any such partnerships or joint ventures on terms that will be acceptable to all parties.

We believe that the primary challenges for us in 2023 will be the following:

Liquidity. Recent developments in the banking sector, particularly the FDIC assuming control of Silicon Valley Bank and Signature Bank, the forced sale of Credit Suisse to USB and the attempt to engineer a sale of First Republic Bank, suggest that the economy may be entering a period of illiquidity. This could adversely impact our business in several ways. First, it may make it more difficult for us to raise working capital to grow our business. Our growth to date has been fueled by our ability to raise capital through the sale of debt and equity securities. We have not been able to access the capital markets since August of 2022. Although we recently obtained a $45 million revolving credit facility from Needham Bank, we will need to raise additional working capital to sustain our historical growth rates. Second, it may make it more difficult for our borrowers to refinance their loans with us as those loans become due. We have already seen an increase in the number of loans that are past their due date but remain unpaid. Similarly, our ability to raise equity capital has been hampered by the decline in the value of our common shares, consistent with the general decline in the major stock indices and decreases in the market value of REIT stocks. Our common shares are now trading well below book value.

Interest rate compression. Since the beginning of 2022 through the date of this report, the Federal Reserve Board (the “Fed”) has raised interest rates nine times for an aggregate increase of 4.75%. As a result, the Fed Funds rate has increase from 0.08%, at January 3, 2022, to 4.83%1, as of March 29, 2023. Similarly, the prime rate, which was 3.25%, on January 3, 2022, is 8.00%, as of March 29, 2023. As a result, our cost of capital has increased. Our last note offering, consummated in August 2022, was priced at 8.00%, the highest rate we ever paid. Similarly, the rates on our adjustable rate facilities, have increased significantly. On the other hand, we have not been able to offset the higher cost of capital with commensurate increases in the rates we charge our borrowers.

Geopolitical concerns. As our business is strictly domestic, in general, geopolitical events do not impact us directly. Nevertheless, adverse geopolitical developments could indirectly impact us to the extent they lead to market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. As our business is purely domestic, except for issues related to market volatility, rising interest rates and cybersecurity concerns, the Russia-Ukraine war has had limited impact on our operations.

Increased competition. Given recent developments regarding mid-size regional banks, we believe competition from traditional banks will abate in 2023 rather than increase. However, as banks pull back from the lending market, non-traditional lenders, such as non-bank real estate finance companies, hedge funds, private equity funds and insurance companies, are likely to step into the void. Clearly, the primary driver for these new market participants is the need to generate yield. They are well-funded and aggressive in terms of pricing, making it more difficult for us to raise our borrowing rates. Thus, competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

Borrower expectations. The new competitive landscape is shifting the negotiating leverage in favor of borrowers. As borrowers have more choices, they are demanding better terms. This is particularly true as we focus more on larger loans and borrowers with better credit histories.

1 Source: https://www.newyorkfed.org/markets/reference-rates/effr

Property value fluctuations. While the higher interest rates have had only a minimal impact on the rate of inflation, they have lowered overall economic output; GDP growth is slowing. This has had an adverse impact on property values, which makes it more difficult for our borrowers to sell their properties and pay-off our loans. We remain aware of property value market cycles and utilize a dashboard of indicators to track property value trends. Our response to this development would be to adhere to our underwriting guidelines and aggressively enforce our rights when loans go into default. By judiciously relying on our dashboard of leading indicators and continuing to make decisions in a sound and proper manner, we see no reason to expect any significant negative outcome regarding our business operations and growth. Some of our indicators within our dashboard are interest rate changes impacting mortgage rates, days-on-market, pending sales, NAHB’s Housing Market Index and the Senior Loan Officer Opinion Survey.

Labor shortages. As our business has grown, we have had to hire more people. In 2022 our employee headcount increased by 12, or 55%, including nine people that we hired in October 2022 when we acquired the assets of Urbane New Haven, LLC. Many of these new hires filled our need in asset management, underwriting, accounting and legal departments. Knowledgeable and qualified personnel are in high demand. According to the U.S. Bureau of Labor Statistics, the January 2023 unemployment rate for New Haven (the most recent month for which such data is available), which is where we are based, was 3.9%, which while higher than the national average is still quite low. If we cannot hire high-quality, talented people our ability to sustain our growth will be impaired.

Increased operating expenses. Our operating expenses for the year ended December 31, 2022 are significantly higher than they were in the same period in 2021 due to our higher debt load, increased headcount, and increased loan volume. In addition, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2022, our mortgage loan portfolio included 177 loans with future funding obligations, in the aggregate principal amount of approximately $114.6 million, compared to 177 loans in the aggregate principal amount of approximately $89.2 million at December 31, 2021. The increase is due to an increase in construction loan originations, a large portion of which is in the Florida market. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. To deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite these challenges, the changing dynamics of the real estate finance marketplace, the debt and equity markets, shocks to the financial system and challenging geopolitical developments, we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve our existing underwriting and loan criteria. Specifically, we believe that the following factors will impact our performance in 2023.

●	Strong balance sheet. At December 31, 2022, we had approximately $217.7 million of shareholders’ equity and total indebtedness for borrowed money of approximately $335.3 million (including deferred financing costs). Thus, our capital structure was approximately 59.3% debt and 40.7% equity compared to approximately 56.9% debt and 43.1% equity at December 31, 2021. Our equity includes 1,903,000 shares of Series A Preferred Stock, which carries a dividend rate of 7.75% per annum.
●	Access to capital. As a public company subject to the reporting requirements of the Exchange Act, we are able to access the public markets for capital. Through December 31, 2022, we raised approximately $482.5 million (gross proceeds) through public offerings of our equity and debt securities. We have used the net proceeds from these offerings to increase our business.

●	Liquidity. In addition, to our capital raises through the public markets, we have three other sources of liquidity: (i) a $200 million master repurchase financing facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York; (ii) a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”); and (iii) a $1.4 million mortgage loan with New Haven Bank (the “NHB Mortgage”) that we used to finance the purchase and renovation of what will be our new corporate headquarters. As of December 31, 2022, we had cash and cash equivalents of approximately $23.7 million and investment securities, net of the Wells Fargo Loan, of approximately $21.0 million. In the first quarter of 2023, we refinanced the NHB Mortgage increasing the amount of the loan to $1.66 million and opened a new $45 million revolving credit facility with Needham Bank.
●	Management. Our senior executive officers include John Villano, chief executive officer and president, and John Warch, chief financial officer. Other key personnel include a vice president – finance and operations, a senior vice president – asset management and a vice president – asset management. In January 2023 our chief investment officer and director of investor relations resigned. Instead of replacing him, we reassigned his tasks to existing employees. In addition, we have added personnel in operations, accounting and administration to accommodate the growth of our business. Although these new hires have resulted in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.

Our Competitive Strengths

We believe our competitive strengths include:

●	History of successful operations. We commenced operations as a limited liability company in December 2010 with three investors and limited equity capital. Since our inception through December 31, 2022, we have funded approximately 1,900 mortgage loans having an aggregate principal amount of approximately $939.7 million. Immediately prior to the IPO, we had approximately 155 investors and approximately $27 million of members’ equity. At December 31, 2022, we had shareholders’ equity of approximately $217.7 million. Through December 31, 2022, we raised approximately $194.1 million (gross proceeds) in equity capital and approximately $288.4 million (gross proceeds) of debt capital. Similarly, since the IPO, our mortgage loan portfolio has grown from $33.8 million to $460.6 million at December 31, 2022. In addition, at December 31, 2022, we had approximately $23.7 million of cash and cash equivalents and approximately $24.6 million of investment securities. We have reported net profits in every quarter since our IPO.
●	Long-standing relationships. We have ongoing relationships with many of our borrowers. At December 31, 2022, our loan portfolio included 216 loans having an aggregate principal balance of approximately $82.0 million that were extensions of prior loans. Customers are also a referral source for new borrowers. As long as these borrowers remain active real estate investors, they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.
●	Skilled workforce. Our employees are multi-skilled professionals who have a strong “team” orientation, a “continuous process improvement” mentality, and an authentic desire to learn all aspects of our business and contribute wherever and however they are needed. Other than the retirement of three employees, we have had zero employee turnover in over 24 months.
●	Knowledge of the market. We have an intimate knowledge of the Connecticut real estate market, which enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors. We have also established relationships with locals in other markets, such as Naples, Florida and Austin, Texas, to provide us with visibility, lending opportunities and local expertise.
●	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include multiple checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, the value of the property and, where available, other forms of collateral.

●	Vertically integrated loan origination and asset management platform. As a general rule, our strategy is to service and manage the loans we originate until they are paid. We manage and control the loan process from origination through closing with our own personnel or independent third parties, including legal counsel and appraisers, with whom we have relationships. Together, these individuals constitute a team highly experienced in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to execute opportunities quickly and efficiently. Lastly, our newly formed subsidiary, Urbane Capital, LLC, further bolsters our portfolio management by giving us the in-house expertise to resolve troubled loans and to complete construction projects to maximize shareholder value.
●	Structuring flexibility. As a small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.
●	No legacy issues. We are not burdened by distressed legacy real estate assets.

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

At December 31, 2022, our outstanding mortgage loan portfolio included loans ranging in size from approximately $2,600 to $27.3 million. At December 31, 2022, approximately 77.9% our loans, accounting for approximately 23.1% of our loan portfolio, had an outstanding principal balance of $1 million or less. That means, approximately 22.1% of our loans, accounting for approximately 76.9% of our loan portfolio, had an outstanding principal balance of more than $1 million. In comparison, at December 31, 2021, approximately 88.5% of our loans, accounting for approximately 38.3% of our loan portfolio, had a an outstanding principal balance of $1 million or less. That means, approximately 11.5% of our loans, accounting for approximately 61.7% of our loan portfolio, had an outstanding principal balance of more than $1 million. The table below gives a breakdown of our mortgage loan portfolio by loan size as of December 31, 2022:

		Aggregate
	Number of	Principal
Amount	Loans	Amount
$100,000 or less	50	$2,973,300
$100,001 to $250,000	134	22,627,756
$250,001 to $500,000	104	37,859,586
$500,001 to $1,000,000	58	42,907,725
Over $1,000,000	98	354,264,901
Total	444	$460,633,268

Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2022, our loan portfolio included 177 loans with future funding obligations, having a funded principal amount of $299.9 million and $114.6 million unfunded pending borrower performance. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction.

At December 31, 2022, approximately 61.3% of the loans in our portfolio (representing approximately 43.5% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut. In comparison, at the end of 2021, approximately 72.7% of the loans in our portfolio (representing approximately 55.1% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut. Most of the properties we finance are residential investment or commercial. However, in all instances the properties are held only for investment by the borrowers and may or may not generate cash flow. The table below gives a breakdown of our loan portfolio by state as of December 31, 2022:

	Number of
State	Loans	Amount	Percentage
California	1	$3,150,000	0.68%
Connecticut	272	200,318,137	43.49%
Florida	41	108,016,803	23.45%
Georgia	1	4,516,000	0.98%
Maine	2	2,685,244	0.58%
Maryland	8	7,806,857	1.69%
Massachusetts	20	20,932,340	4.54%
New Jersey	21	22,530,244	4.89%
New York	54	59,208,305	12.86%
North Carolina	6	10,745,132	2.33%
Ohio	1	1,442,000	0.31%
Pennsylvania	5	5,140,424	1.12%
Rhode Island	4	1,559,590	0.34%
South Carolina	3	5,687,980	1.24%
Tennessee	1	4,959,307	1.08%
Texas	4	1,934,905	0.42%
Total	444	$460,633,268	100%

The typical terms of our loans to date are as follows:

Principal amount. At December 31, 2022, our outstanding loan portfolio included loans ranging in size up to $27.3 million. Approximately 41.4% of the loans had an outstanding principal balance of $250,000 or less, 64.9% had an outstanding principal balance of  $500,000 or less and 77.9% had an outstanding principal balance of $1 million or less. At December 31, 2022 our average loan size was approximately $1.0 million and the median loan size was approximately $332,000. In comparison, at December 31, 2021, our average loan size was approximately $562,000 and the median loan size was approximately $202,000. We have a policy that limits the amount of all loans to a single borrower or a group of related borrowers to no more than 10% of our total loan portfolio (after accounting for the loan in question), unless otherwise approved by the Board. In addition, we have another policy that requires the Board to approve all loans that have an original principal amount of $5 million or more.

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

Interest rate. Currently, a fixed rate between 5.0% to 14.2% per annum with a default rate of up to 18% per annum.

Origination fees. Generally range from 1% to 3%. In addition, if the term of the loan is extended, additional points are payable upon the extension.

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

Prepayments. In most cases, a borrower may prepay the loan at any time without premium or penalty.

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

Fees and Expenses. Borrowers pay an application fee, an inspection fee, wire fee, bounced check fee and, in the case of construction loans, check requisition fee for each draw from the loan. In 2022, we added a construction management fee of 1% to 2% of the construction budget for construction loans. Finally, as is typical in real estate finance transactions, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of a credit report and all title, recording fees and legal fees.

Operating Data

Our lending activities increased each year since we commenced operations and we have reported net profits in every quarter since our IPO.

Our Loan Portfolio

At December 31, 2022, our mortgage loan portfolio included 444 loans having an aggregate outstanding principal balance of $460.6 million. In comparison, at December 31, 2021, our loan portfolio included 520 loans having an aggregate outstanding principal balance of $292.3 million. The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended
	December 31,
	2021	2022
Loans originated	$251,832,318	$300,277,303
Loans repaid	$115,147,409	$131,840,244
Mortgage lending revenues	$28,707,694	$51,932,209
Mortgage lending expenses	$14,753,950	$28,639,262
Number of loans outstanding	520	444
Principal amount of loans earning interest	$292,301,209	$460,633,268
Average outstanding loan balance	$562,118	$1,037,462
Weighted average contractual interest rate(1)	10.99%	10.72%
Weighted average term to maturity (in months) (2)	8	6
(1)	Does not include origination fees.
(2)	Does not give effect to extensions.

The following table details our mortgage loan portfolio as of December 31, 2022 by year of origination:

		Aggregate
	Number of	Principal
Year of Origination	Loans	Amount
2022	152	$206,843,860
2021	131	184,413,860
2020	43	37,541,108
2019	48	16,272,929
2018	25	4,574,790
2017 and prior	45	10,986,721
Total	444	$460,633,268

We seek to mitigate some of the risk associated with rising rates by limiting the term of most new loans to approximately one year. At December 31, 2022, approximately 17.6% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

Historically, many of our loans are paid prior to their maturity dates. For example, of the loans that were repaid in full during 2022, approximately 30.7% were repaid prior to maturity. For 2021, approximately 66.7% of the loans repaid during that year were paid prior to maturity. Of the 444 mortgage loans that made up our loan portfolio at December 31, 2022, 105, or approximately 23.6%, had matured in 2022 but have not been repaid in full or extended. These loans are in the process of modification and will be extended if the borrower can satisfy our underwriting criteria, including the proper loan-to-value ratio, at the time of renewal. We treat renewals and extensions of existing loans as new loans.

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

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At December 31, 2022, of the 444 mortgage loans in our portfolio, 40, or approximately 8.8%, were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges on these loans as of December 31, 2022 was approximately $24.0 million, or approximately 5.2% of our mortgage loan portfolio. In the case of each of these loans, we believe the value of the collateral exceeds the outstanding balance on the loan and, accordingly, we have not reserved for any losses. In comparison, at December 31, 2021, of the 520 mortgage loans in our portfolio, 16, or approximately 3.1%, were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges on these loans as of December 31, 2021 was approximately $4.4 million, or approximately 1.5% of our mortgage loan portfolio. In the case of each of these loans, we believe the value of the collateral exceeds the outstanding balance on the loan and, accordingly, we have not reserved for any losses.

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

At December 31, 2022, five affiliated borrowers accounted for 5.1% of our loan portfolio. At December 31, 2021, eight affiliated borrowers accounted for 5.7% of our loan portfolio.

The following tables set forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2022 and 2021 and the interest earned in each category:

	At December 31,
	2021	2022
Developer–Residential Mortgages	$157,841,896	$229,943,558
Developer–Commercial Mortgages	95,319,795	154,824,551
Land Mortgages	20,755,891	46,499,044
Mixed Use	18,383,627	29,366,115
Total Mortgages Receivable	$292,301,209	$460,633,268

	For the Years Ended December 31,
	2021			2022
	# of Loans	Interest Earned	%	# of Loans	Interest Earned	%
Residential	388	$12,044,928	54.0	296	$21,274,891	49.9
Commercial	77	7,273,862	32.6	81	14,324,713	33.6
Land Mortgages	34	1,583,884	7.1	41	4,302,195	10.1
Mixed Use	21	1,402,856	6.3	26	2,717,018	6.4
Total	520	$22,305,530	100.0	444	$42,618,817	100.0

At December 31, 2022: 272 loans, which accounted for approximately 43.49% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 41 loans, which accounted for approximately 23.45% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Florida; 54 loans, which accounted for approximately 12.85% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New York; 20 loans, which accounted for approximately 4.54% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; 21 loans, which accounted for approximately 4.89% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New Jersey; six loans, which accounted for approximately 2.33% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in North Carolina: and eight loans, which accounted for approximately 1.69% of our loan portfolio, were secured by properties located in Maryland. No other state accounted for more than five loans or 2.0% of our loan portfolio.

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

Before a loan commitment is issued, the loan must be reviewed and approved by our management team. Our loan commitments are generally issued subject to receipt by us of title documentation and title report, in a form satisfactory to us, for the underlying property.

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

We do not have any formal policy limiting the amount of indebtedness we may incur, but we are limited to a 150% asset coverage ratio from our debt covenants. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2022, debt represented approximately 59.3% of our total capital compared to 56.9% at December 31, 2021. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Debt

Our total outstanding indebtedness at December 31, 2022 was approximately $335.3 million, which included the Wells Fargo Loan balance of $3.6 million, $42.5 million outstanding under the Churchill Facility, $750,000 outstanding under the NHB Mortgage and approximately $288.4 million aggregate outstanding principal amount of five-year, unsecured unsubordinated notes, including deferred financing costs (the “Notes”) as follows:

●	$40,250,000 aggregate original principal amount, issued August 23, 2022, bearing interest at the rate of 8.00% per annum and maturing on September 30, 2027 (the “September 2027 Notes”), which trades on the NYSE American under the symbol SCCG;
●	$30,000,000 aggregate original principal amount, issued May 11, 2022, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2027 (the “June 2027 Notes”), which trades on the NYSE American under the symbol SCCF;
●	$51,875,000 aggregate original principal amount, issued March 9, 2022, bearing interest at the rate of 6.00% per annum and maturing on March 30, 2027 (the “March 2027 Notes”), which trades on the NYSE American under the symbol SCCE;
●	$51,750,000 aggregate original principal amount, issued December 20, 2021, bearing interest at the rate of 6.00% per annum and maturing on December 30, 2026 (the “2026 Notes”), which trades on the NYSE American under the symbol SCCD;
●	$56,363,750 aggregate original principal amount, of which approximately $14.4 million was issued September 4, 2020, $14.0 million was issued October 23, 2020 and $28.0 million was issued December 22, 2020, bearing interest at the rate of 7.75% per annum and maturing on September 30, 2025 (the “2025 Notes”), which trades on the NYSE American under the symbol SCCC. The 2025 Notes are prepayable beginning on September 4, 2022;
●	$34,500,000 aggregate original principal amount, issued November 7, 2019, bearing interest at the rate of 6.875% per annum and maturing on December 30, 2024 (the “December 2024 Notes”), which trades on the NYSE American under the symbol SACC; and
●	$23,663,000 aggregate original principal amount, issued June 25, 2019, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2024 (the “June 2024 Notes”), which trades on the NYSE American under the symbol SCCB.

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

Under the terms of the Indenture, we may, at our option, at any time and from time to time, redeem Notes two years after the date of their original issuance. As such, the June 2024 Notes, the December 2024 Notes and the 2025 Notes are all currently redeemable at our option. The 2026 Notes will be redeemable as of December 20, 2023, and the March 2027 Notes, the June 2027 Notes and the September 27 Notes, will not be redeemable until 2024. In each case the redemption price is equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness as of December 31, 2022 includes the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (each as described below).

On July 21, 2021, we consummated a $200 million facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”). Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day Libor plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. ( On November 18, 2022, the Churchill Facility was amended to replace the 90-day LIBOR with the 90-day SOFR as the new benchmark rate.) The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that prohibits us from (A) (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) have unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At December 31, 2022, the amount outstanding under the Churchill Facility was approximately $42.5 million, which amount was accruing interest of an effective rate of 8.52% per annum.

In 2020, we established a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”). The Wells Fargo Loan is secured by our portfolio of short-term securities, had a balance of approximately $3.6 million at December 31, 2022. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. At December 31, 2022, the prime rate was 7.5% and the interest rate on the Wells Fargo Loan was 5.75%. Other than increasing our borrowing costs under the Wells Fargo Loan, it is too early to tell what impact this latest rate increase will have on our business, operations and/or financial condition.

In 2021, we obtained a $1.4 million adjustable-rate mortgage loan from New Haven Bank (the “NHB Mortgage”) of which $750,000 was funded at closing and remained outstanding at December 31, 2022. The initial proceeds of the NHB Mortgage were used to offset some of the costs we incurred to acquire the property located at 568 East Main Street, Branford, Connecticut. The balance of the NHB Mortgage was to be funded when the renovations of that property were completed. The NHB Mortgage accrued interest at an initial rate of 3.75% per annum for the first 72 months and was due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest was due and payable. Beginning on December 1, 2022 principal and interest was due and payable on a monthly basis, based on a 20-year amortization schedule.

On February 28, 2023, we refinanced the NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank. The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured primarily by a first mortgage lien on the properties located 698 Main Street, Branford, Connecticut and 568 East Main Street, Branford, Connecticut.

Equity

In 2022, we sold an aggregate of 7,879,907 Common Shares and realized net proceeds of approximately $39.3 million. The shares were sold to the public pursuant to at-the-market offerings.

In 2021, we sold an aggregate of 10,490,188 Common Shares and realized net proceeds of approximately $56.0 million. The shares were sold to the public pursuant to at-the-market offerings.

In 2021, we raised aggregate net proceeds of approximately $45.5 million (after deducting underwriting discounts and commissions and offering expenses) from the sale of 1,903,000 shares of our 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) in a firm commitment underwritten public offering at a public offering price of $25.00 per share, equal to the liquidation preference. The Series A Preferred Stock is listed on the NYSE American and began trading under the symbol “SACHPRA” on July 6, 2021.

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2022:

Sources of Capital:
Debt:
Bonds payable, net	$280,049,153
Repurchase facility	42,533,466
Line of credit	3,587,894
Mortgage payable	750,000
Total debt	326,920,513
Other liabilities	21,033,995
Total liabilities	347,954,508
Capital (equity)	217,707,354
Total sources of capital	$565,661,862
Assets:
Cash and short-term investment securities	$48,289,559
Mortgages receivable	460,633,268
Investments in Partnerships	30,831,180
Other assets	25,907,855
Total assets	$565,661,862

Management

Commencing with our IPO, our founders, Jeffrey C. Villano and John L. Villano, served as co-chief executive officers. In addition, Jeffrey C. Villano served as our president and treasurer and John L. Villano served as our chairman, chief financial officer and secretary. On November 20, 2019, Jeffrey C. Villano resigned from his positions as our co-chief executive officer, president and treasurer. On December 10, 2019, he also resigned as a member of the Board. Upon his resignation, the Board confirmed John L. Villano as our sole chief executive and appointed him as president and treasurer as well. John L. Villano then resigned as secretary and Peter Giannotti, our in-house counsel, was appointed as secretary in his place. In July 2022, Mr. Villano relinquished his position as treasurer and the Board appointed Mr. Giannotti as secretary and treasurer. In August 2022, Mr. Villano relinquished his position as chief financial officer and the Board appointed John E. Warch as chief financial officer.

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

In July 2022, we hired John E. Warch as our executive vice president and chief financial officer, replacing John L. Villano as the company’s chief financial officer. Mr. Warch is a seasoned industry executive, with over 40 years of corporate finance and accounting experience.

In October 2022, in connection with our acquisition of the assets of Urbane New Haven, LLC and formation of Urbane Capital, LLC, we hired Eric O’Brien as our senior vice president - asset management and Ralph Sylvester as our vice president - asset management. Both Mr. O’Brien and Mr. Sylvester are seasoned asset management professionals.

Competition

The real estate finance markets in Connecticut and other geographic areas in which we operate are highly competitive. Our competitors include traditional lending institutions such as regional and local banks, savings and loan institutions, credit unions and other financial institutions as well as other market participants such as specialty finance companies, REITs, investment banks, insurance companies, hedge funds, private equity funds, family offices and high net worth individuals. In addition, there are numerous “hard money” lenders of significant size serving the markets in which we currently operate and those in which we plan to operate in the future. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to capital. Competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers. Given recent developments regarding mid-size regional banks, we believe competition from traditional banks will abate in 2023 rather than increase. However, as banks pull back from the lending market, non-traditional lenders are likely to step into the void and aggressively pursue lending opportunities. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

Notwithstanding intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small and mid-size real estate developers, owners and contractors in the markets in which we operate because we are well-capitalized, we have demonstrated flexibility to structure loans to suit the needs of the individual borrower and we can act quickly. In addition, through our marketing efforts we are beginning to develop a brand identity in some of the other markets in which we operate, particularly those along the eastern seaboard as well as Texas. We believe we have developed a reputation among these borrowers for offering reasonable terms and providing outstanding customer service. We further believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

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

Over the past two years, we have created a pipeline of originating loans via a digital marketing strategy and multiple marketing campaigns. Online marketing and advertising is a productive and cost-effective approach to generate leads. These campaigns place emphasis on digital marketing, targeting those at home or online surfing the web in need of a lender. Sachem has been able to find a new borrower segment by utilizing multiple online advertising platforms. Sachem has also joined a variety of websites to be a “listed lender,” differentiating our services from our competitors in this relatively new virtual advertising world. The objective is to connect with a new audience while creating brand awareness in every new state we enter.

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

Employees

As of December 31, 2022, we had 34 employees, of which 31 were full-time.

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

Adverse geopolitical developments could have a material adverse impact on our business.

Currently, there are several geopolitical concerns that could, indirectly, have an adverse impact on our business. These concerns include the ongoing war between Russia and Ukraine, heightened tensions between the United States and China, Iran’s pursuit of nuclear weapons and North Korea’s continued belligerence. The conditions, and the responses thereto, such as sanctions imposed by the United States and other western democracies, and any expansion thereof is likely to have unpredictable and wide-ranging effects on the domestic and global economy and financial markets, which could have an adverse effect on our business and results of operations. Already, these conditions have led to market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have not experienced any direct impact from the conflict and, as our business is conducted exclusively in the United States, we are probably less vulnerable than companies with international operations. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations and financial condition.

An increase in interest rates could adversely affect our ability to generate income and pay dividends.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. In addition, rising interest rates may also cause loans that we originated prior to an interest rate increase to provide yields that are below prevailing market interest rates. Moreover, if we must refinance our existing indebtedness at higher rates, the spread between our cost of funds and the yield on our mortgage loan portfolio will decrease. As interest rates increase, the aforementioned factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. In a period of rising interest rates, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non- payment. Similarly, declining real estate values could adversely impact an owner’s ability to refinance a mortgage or sell the underlying property. In this respect, we note that at December 31, 2022 approximately 105 mortgage loans in our portfolio have matured and have not been repaid in full or extended. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest on our loan. To the extent we suffer such losses with respect to our loans, our enterprise value and the price of our Common Shares may be adversely affected.

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

At December  31, 2022, approximately 66.7% of the loans in our loan portfolio (representing approximately 49.9% of our outstanding mortgage loans receivable) are secured by residential real property. None of these loans are guaranteed by the U.S. government or any government sponsored entity. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may be less than the outstanding balance of the loan (including principal, accrued but unpaid interest and other fees and charges). In addition, any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

In addition, whether the real estate is held for sale or for rental, if it is income producing property, the net operating income can be adversely affected by, among other things:

●	tenant mix;
●	success of tenant businesses;
●	the performance, actions and decisions of operating partners and the property managers they engage in the day-to-day management and maintenance of the property;
●	property location, condition and design;
●	new construction of competitive properties;
●	a surge in homeownership rates;
●	changes in laws that increase operating expenses or limit rents that may be charged;
●	changes in specific industry segments, including the labor, credit and securitization markets;
●	declines in regional or local real estate values;
●	declines in regional or local rental or occupancy rates;
●	increases in interest rates, real estate taxes, energy costs and other operating expenses;
●	costs of remediation and liabilities associated with environmental conditions;
●	the potential for uninsured or underinsured property losses; and
●	the risks particular to real property.

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

At December 31, 2022, approximately 61.3% of our mortgage loans (representing approximately 43.5% of the aggregate outstanding principal balance of our loan portfolio) were secured by property located in the state of Connecticut. As a result, we are subject to the general economic and market conditions in Connecticut as well as those of New England and the northeastern United States. For example, other geographic markets in neighboring states could become more attractive for developers, investors and owners based on favorable costs and other conditions to construct or improve or renovate real estate properties. Some states have created tax and other incentives to attract businesses to relocate or to establish new facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in the markets in which we currently operate. Any adverse economic or real estate developments or any adverse changes in the local business climate in any geographic market in which we have a concentration of properties, could have a material adverse effect on us. To the extent any of the foregoing risks arise in Connecticut, New England and the northeastern United states, our business, financial condition and results of operations and ability to make distributions to shareholders could be materially adversely affected.

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

We review our loan portfolio for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment include, but are not limited to, a sustained significant decrease in the value of the collateral securing the loan, including the value of the real estate and other assets pledged to secure the loan as well as personal guarantees by the principals of the borrower, or a borrower’s inability to stay current with respect to its obligations under the terms of the loan. A significant amount of judgment is involved in determining the presence of an indicator of impairment. If we determine that the value of the collateral is less than the amount outstanding on the loan or the amount that may become due upon the maturity of the loan, a loss must be recognized for the difference between the fair value of the property and the carrying value of the loan. The evaluation of the market value of the underlying collateral requires a significant amount of judgment on our part. Any impairment charge could have a material adverse effect on our financial condition.

A high level of defaults, particularly among larger loans, could have a material adverse impact on our business, operations and financial condition.

At December 31, 2022, approximately 8.8% of our loans, representing approximately 4.9% of the total amount of our loan portfolio, were in foreclosure. Because, historically, our loans have been relatively small, this has not had a material adverse impact on our business. However, our business strategy has changed, and we are now making larger loans with increasing frequency. At December 31, 2022 we had 98 loans, approximately 22.1% of all the loans in our portfolio, with an outstanding principal balance in excess of $1 million. These loans have an aggregate outstanding principal balance of $354.2 million, or approximately 76.9% of our loan portfolio. This alters the risk profile of our portfolio. If 8.8% of our loans were in foreclosure and all of those had an outstanding principal balance in excess of $1 million, they would represent a much greater portion of our loan portfolio, which could have a material adverse impact on our business, operations and financial condition.

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

Since January 1, 2022, through the date of this Report, the Federal Reserve Board (the “Fed”) has raised interest rates nine times for an aggregate of 4.75%. These are the first interest increases since December 2018. As a result, Fed Funds rate has increase from 0.08%, at January 3, 2022, to 4.83%, as of March 29, 2023, and the prime rate has increased from 3.25% to 8.00%, as of March 29, 2023. The Fed’s rate increases are in response to a sharp increase in the annual rate of inflation in the United States, which was reported to be 6.5% for the 12 months ended December 31, 2022. As a result of these increases, the growth of the U.S. economy has slowed. Until now, these economic factors have not had an adverse impact on the volume or velocity of our business. However, they have led to an increase in our borrowing costs. In addition, the increase in interest rates and inflation and the decrease in the rate of growth of the U.S. economy has caused a severe decrease in the major stock indices and a general decrease in the valuations of many public companies, including Sachem Capital. As a consequence, our ability to access the public markets to raise capital has been adversely impacted. If these trends continue, they could result in decreased demand for our products and a decrease in property valuations, which could have an adverse impact on the ability of our borrowers to repay their loans. Thus, we cannot assure you that our business, operations and financial condition will not be adversely impacted.

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

We believe that our continued success depends on the continued services of John L. Villano, our chairman, chief executive officer and president. Our reputation among and our relationships with our key customers are the direct result of a significant investment of time and effort by him to build our credibility in a highly specialized industry. The loss of Mr. Villano’s services could diminish our business and investment opportunities and our relationships with lenders, business partners and existing and prospective customers and could have a material adverse effect on us. While we have entered into an employment agreement with Mr. Villano, he can terminate his employment with us at any time, for any reason. In the event Mr. Villano terminates his employment with us or is unable to carry out his duties, our business and operations will be adversely impacted.

Our inability to recruit or retain qualified personnel or maintain access to key third-party service providers and software developers, could have a material adverse effect on us.

In 2022, we added 14 employees, nine of which we hired when we acquired the assets of Urbane New Haven, LLC in October 2022, reflecting the increase in the size and volume of operations. Each of these new employees had to be trained to follow our policies and procedures. Training new employees is a difficult, time consuming and expensive task but is key to our growth and success. We must continue to identify, hire, train, and retain qualified professionals, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills that will help us grow. Currently, the U.S. labor market is “tight” – meaning there are many more jobs available than people to fill them. Accordingly, competition for quality personnel is fierce. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. An increase in these costs or our inability to recruit and retain necessary professional, technical, managerial, sales and marketing personnel or to maintain access to key third-party providers could have a material adverse effect on us.

The stock ownership limit imposed by our charter may inhibit market activity in our Common Shares and may restrict our business combination opportunities.

For us to maintain our qualification as a REIT under the Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT). This test is known as the “5/50 test.” Attribution rules in the Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by the Board, no person may own more than 4.99% in value of the aggregate of the outstanding shares of our capital stock or more than 4.99% in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of our Common Shares. Our founders, Jeffrey C. Villano and John L. Villano, are both exempt from this provision. (Jeffrey Villano is no longer affiliated with us and, as far as we know, no longer owns any of our Common Shares.) The ownership limits contained in our charter could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then current market price for our Common Shares or would otherwise be in the best interests of our shareholders.

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

At December 31, 2022, we had unfunded commitments under existing loans of approximately $114.6 million. We do not record these unfunded commitments as liabilities on our balance sheets as the unfunded portion of the loans are not included in the outstanding mortgage loan balances. We also have not created a reserve for these unfunded commitments. We try to maintain a reasonable amount of working capital at all times, although not in amounts sufficient to cover all our deferred funding obligations. In addition, we can also borrow funds against our portfolio of marketable securities, although the value of these securities in our account fluctuate regularly based on our liquidity and demand for our loans. We also can raise capital through the Churchill Facility. Nevertheless, there is a possibility that demands for funding under existing loans could exceed our available working capital and if we fail to meet our funding obligations, we may be subject to legal claims by the borrowers. This could have a material and adverse impact on our business reputation, our operations as well as our financial condition.

Risks Related to Debt Financing

If we cannot access external sources of capital on favorable terms or at all, our ability to execute our business and growth strategies will be impaired.

To qualify and maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) annually. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our “REIT taxable income,” including any net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Because of these distribution requirements, we may not be able to fund future capital needs, specifically, capital for funding mortgage loans, from operating cash flow. Consequently, we rely on third-party sources of capital to fund a substantial amount of our working capital needs. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our existing shareholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, leverage, current and expected results of operations, liquidity, financial condition and cash distributions to shareholders and the market price of our Common Shares. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations, make the cash distributions to our shareholders necessary to qualify and maintain our qualification as a REIT (which would expose us to significant penalties and corporate level taxation), or fund our other business needs, any of which could have a material adverse effect on us.

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

Our outstanding indebtedness as of December 31, 2022 was approximately $335.3 million, which exposes us to the risk of default thereunder, among other risks.

At December 31, 2022, our total outstanding indebtedness was approximately $335.3 million, including approximately $58.2 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2024, approximately $56.4 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2025, approximately $51.8 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2026, approximately $122.1 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2027, a line of credit secured by our investment portfolio of approximately $3.6 million, approximately $42.5 million under the Churchill Facility that is secured by a first priority security interest on the mortgage loans pledged as collateral, and $750,000 mortgage loan secured by our corporate office buildings. Our organizational documents contain no limitations regarding the maximum level of indebtedness, whether as a percentage of our market capitalization or otherwise, that we may incur. As our capital needs continue to grow, we anticipate increasing our overall indebtedness. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

As of December 31, 2022, we have approximately $288.4 million aggregate principal amount of fixed rate term notes (the “Notes”) outstanding, taking into account the deferred financing costs. The Notes are unsecured. As a result, they are effectively subordinated to all our existing and future secured indebtedness, such as the Wells Fargo Loan, approximately $3.6 million at December 31, 2022, the approximately $42.5 million of outstanding borrowings as of December 31, 2022 and any future borrowing under the Churchill Facility, the $750,000 outstanding under the NHB Mortgage at December 31, 2022, as well as any secured indebtedness that we may incur in the future, or any indebtedness that is initially unsecured to which we subsequently grant a security interest, to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. The Churchill Facility is secured by a first priority security interest on the mortgage loans pledged as collateral under the facility; the Wells Fargo Loan is collateralized by our portfolio of short-term securities held at Wells Fargo; and the NHB Mortgage is secured by a first mortgage lien on properties located at 698 Main Street and 568 East Main Street, Branford, Connecticut.

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

The Notes are generally redeemable any time beginning on the second anniversary of their issuance date. Notes having an aggregate principal amount of approximately $114.6 million are currently redeemable. Notes having an aggregate principal amount of approximately $51.8 million will be redeemable on or after December 20, 2023, Notes having an aggregate principal amount of approximately $51.9 million will be redeemable on or after March 9, 2024, Notes having an aggregate principal amount of $30.0 million will be redeemable on or after May 11, 2024 and Notes having an aggregate principal amount of approximately $40.3 million are redeemable on or after August 23, 2024. We may choose to redeem the Notes when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, holders of the Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact the ability of holders to sell the Notes as the optional redemption date or period approaches.

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

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a sale is a prohibited transaction depends on the facts and circumstances related to that sale. The need to avoid prohibited transactions could cause us to forgo or defer sales of assets that we otherwise would have sold or that might otherwise be in our best interest to sell. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would reduce our cash flow and could decrease cash available for distribution to shareholders and decrease cash available to service our indebtedness.

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

We may in the future choose to pay dividends in the form of Common Shares, in which case shareholders may be required to pay income taxes in the absence of cash dividends.

We may seek in the future to distribute taxable dividends that are payable in cash and Common Shares, at the election of each shareholder. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells Common Shares that it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of Common Shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to Common Shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Common Shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our shareholders could determine to sell Common Shares to pay taxes owed on dividends, may put downward pressure on the market price of Common Shares.

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

The stock markets, including the NYSE American, which is the exchange on which we list our Common Shares, have experienced significant price and volume fluctuations. During the year ended December 31, 2022, the price for our Common Shares on the NYSE American has ranged from a high of $6.36 to a low of $3.26. We cannot assure you that the market price of our Common Shares will not fluctuate or decline significantly. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our Common Shares are the following:

●	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
●	equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
●	publication of research reports about us or the real estate industry;
●	changes in market valuations of similar companies;
●	adverse market reaction to the level of leverage we employ;
●	additions to or departures of our key personnel;
●	accounting issues;

●	speculation in the press or investment community;
●	our failure to meet, or the lowering of, our earnings’ estimates or those of any securities analysts;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for our Common Shares and would result in increased interest expenses on our debt;
●	failure to qualify or to remain qualified as a REIT;
●	price and volume fluctuations in the stock market generally; and
●	general market and economic conditions, including the current state of the credit and capital markets and current level of inflation.

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

Risks Related to our Series A Preferred Stock

The Series A Preferred Stock effectively ranks junior to all our indebtedness and other liabilities and of our subsidiaries.

In the event of our bankruptcy, liquidation, dissolution or winding up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. At December 31, 2022, our total outstanding indebtedness, including the aggregate outstanding principal amount of unsecured, unsubordinated notes (net of deferred financing costs), amounts due under the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage, totaled $326.9 million, and total liabilities were $348.0 million.

The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. In addition, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) our existing subsidiaries and any future subsidiaries in that the Series A Preferred Stock is structurally subordinated to these types of indebtedness and other liabilities. Our existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock.

Future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of the Series A Preferred Stock will bear the risk of our future offerings reducing the market price of the Series A Preferred Stock and diluting the value of their holdings in us.

We may issue additional shares of Series A Preferred Stock and additional series of preferred shares that rank on parity with the Series A Preferred Stock as to dividend rights, rights upon liquidation or voting rights.

We are allowed to issue additional shares of Series A Preferred Stock and additional series of preferred shares that would rank equally to the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs pursuant to our certificate of incorporation, as amended, including the certificate of amendment creating the Series A Preferred Stock without any vote of the holders of the Series A Preferred Stock.

The issuance of additional shares of Series A Preferred Stock and additional series of parity preferred stock could have the effect of reducing the amounts available to the holders of the Series A Preferred Stock issued in this offering upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A Preferred Stock issued in this offering if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.

In addition, although holders of shares of Series A Preferred Stock are entitled to limited voting rights, the Series A Preferred Stock will vote separately as a class together with all other classes or series of our preferred shares that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of shares of Series A Preferred Stock may be significantly diluted, and the holders of such other series of preferred shares that we may issue may be able to control or significantly influence the outcome of any vote.

Future issuances and sales of parity preferred shares, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series A Preferred Stock and our Common Shares to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.

One of the factors that will influence the price of the Series A Preferred Stock will be the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

Our ability to pay dividends is limited by the requirements of New York law.

Our ability to pay dividends on the Series A Preferred Stock is limited by the laws of New York. Under applicable New York law, a New York corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or, except in limited circumstances, the corporation’s total assets would be less than the sum of its total liabilities plus, unless our certificate of incorporation, as amended, provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on the Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or, except in limited circumstances, our total assets would be less than the sum of our total liabilities plus, unless the charter provides otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred shares then outstanding, if any, with preferences senior to those of the Series A Preferred Stock.

The change of control conversion rights may not adequately compensate the holders of Series A Preferred Stock in the event we undergo a change of control. The change of control conversion rights may also make it more difficult for a party to acquire us or discourage a party from acquiring us.

Upon the occurrence of a Change of Control, each holder of shares of Series A Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined in our certificate of incorporation, as amended), we have provided notice of our election to redeem some or all of the shares of Series A Preferred Stock held by such holder, in which case such holder will have the right only with respect to shares of Series A Preferred Stock that are not called for redemption) to convert some or all of such holder’s shares of Series A Preferred Stock into our Common Shares (or under specified circumstances certain alternative consideration). Notwithstanding that we generally may not redeem the Series A Preferred Stock prior to June 29, 2026, we have a special optional redemption right to redeem the Series A Preferred Stock in the event of a Change of Control, and holders of the Series A Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the Change of Control Conversion Date.

If we do not elect to redeem the Series A Preferred Stock prior to the Change of Control Conversion Date, then upon an exercise of their conversion rights, the holders of Series A Preferred Stock will be limited to a maximum number of our Common Shares (or, if applicable, the Alternative Conversion Consideration (as defined in our certificate of incorporation, as amended)) equal to the lesser of (a) the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference per share of Series A Preferred Stock plus the amount of any accumulated and unpaid dividends thereon to, but not including, the Change of Control Conversion Date (unless the Change of Control Conversion Date is after a dividend record date and prior to the corresponding dividend payment date for the Series A Preferred Stock, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the Common Stock Price (as defined in our certificate of incorporation, as amended); and (b) 25.00, multiplied by the number of shares of Series A Preferred Stock converted.

In addition, the Change of Control conversion feature of the Series A Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our Common Shares and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that shareholders may otherwise believe is in their best interests.

The trading price of the Series A Preferred Stock could be substantially affected by various factors.

During the year ended December 31, 2022, the price for our Series A Preferred Stock on the NYSE American has ranged from a high of $25.82 to a low of $18.38. We cannot assure you that the market price of the Series A Preferred Stock will not fluctuate or decline significantly. The trading price of the Series A Preferred Stock will depend on many factors, which may change from time to time, including the following:

●	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
●	market prices of common and preferred equity securities issued by REITs and other real estate companies;
●	the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments;
●	general economic and financial market conditions;
●	government action or regulation;
●	the financial condition, performance and prospects of us and our competitors;
●	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
●	our issuance of additional common equity or debt securities;
●	our issuance of additional series or classes of preferred securities; and
●	actual or anticipated variations in quarterly operating results of us and our competitors.

Our certificate of incorporation, as amended, including the certificate of amendment establishing the terms of the Series A Preferred Stock, contains restrictions upon ownership and transfer of the Series A Preferred Stock, which may impair the ability of holders to convert Series A Preferred Stock into our Common Shares.

Our certificate of incorporation, as amended, including the certificate of amendment creating the Series A Preferred Stock, contains restrictions on ownership and transfer of the Series A Preferred Stock intended, among other things, to assist us in maintaining our qualification as a REIT for federal income tax purposes. For example, our charter provides that no person may own, or be deemed to own by virtue of applicable attribution provisions of the Code, more than 4.99% (by value or by number of shares, whichever is more restrictive) of our outstanding Common Shares or 4.99% by value of our outstanding shares of capital stock, subject to certain exceptions. Notwithstanding any other provision of the Series A Preferred Stock, no holder of shares of Series A Preferred Stock will be entitled to convert such stock into our Common Shares to the extent that receipt of our Common Shares would cause the holder to exceed the ownership limitations contained in our certificate of incorporation, as amended, including the certificate of amendment creating the Series A Preferred Stock. In addition, these restrictions could have takeover defense effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of the Series A Preferred Stock.

The Series A Preferred Stock shareholders will have extremely limited voting rights.

Our Common Shares are the only class of our securities that carry full voting rights. Voting rights for holders of shares of Series A Preferred Stock exist primarily with respect to the ability to elect, voting together as a single class with the holders of any other class or series of our preferred shares having similar voting rights, two additional directors to the Board, in the event that six quarterly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our charter, including the certificate of amendment creating the Series A Preferred Stock, that materially and adversely affect the rights of the holders of shares of Series A Preferred Stock or authorize, increase or create additional classes or series of our stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described in our certificate of incorporaton, as amended, holders of shares of Series A Preferred Stock will not have any voting rights.

If the Series A Preferred Stock or our Common Shares are delisted, your ability to transfer or sell your shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.

Other than in connection with a Change of Control (as defined in our certificate of incorporation, as amended) the Series A Preferred Stock does not contain rights that are intended to protect you if our Common Shares are delisted from the NYSE American. Because the Series A Preferred Stock has no stated maturity date, Series A Preferred Stock shareholders may be forced to hold their shares of the Series A Preferred Stock and receive stated dividends on the Series A Preferred Stock when, as and if authorized by the Board and paid by us with no assurance as to ever receiving the liquidation value thereof. In addition, if our Common Shares are delisted from the NYSE American, it is likely that the Series A Preferred Stock will be delisted from the NYSE American as well. Accordingly, if our Common Shares are delisted from the NYSE American, your ability to transfer or sell your shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.

Future sales of substantial amounts of the Series A Preferred Stock, or the possibility that such sales could occur, could adversely affect the market price of the Series A Preferred Stock.

We cannot predict the effect, if any, that future issuances or sales of our securities or the availability of our securities for future issuance or sale, will have on the market price of the Series A Preferred Stock. Issuances or sales of substantial amounts of our securities, including sales of the Series A Preferred Stock or the perception that such issuances or sales might occur, could negatively impact the market price of the Series A Preferred Stock and the terms upon which we may obtain additional equity financing in the future.

Although the Series A Preferred Stock currently has a private credit rating of BBB from Egan-Jones Ratings Company, the Series A Preferred Stock may be downgraded, suspended or withdrawn as a result of the offering of additional shares of Series A Preferred Stock.

The Series A Preferred Stock has a private credit rating of BBB from Egan-Jones Ratings Company. An explanation of the significance of ratings may be obtained from the rating agency. Generally, rating agencies base their ratings on such material and information, and such of their own investigations, studies and assumptions, as they deem appropriate. The issuance of additional shares in the future or other factors could affect our ability to maintain the rating on the Series A Preferred Stock. The rating of the Series A Preferred Stock should be evaluated independently from similar ratings of other securities. A credit rating of a security is paid for by the issuer and is not a recommendation to buy, sell or hold securities and maybe subject to review, revision, suspension, reduction or withdrawal at any time by the assigning rating agency. We cannot assure you that the credit rating assigned to us or the Series A Preferred Stock will not be downgraded, suspended or withdrawn in the future. If it is, the liquidity or market value of the Series A Preferred Stock could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 3, 2023, our principal offices are located at 568 East Main Street, Branford, Connecticut. Prior to that and during the year ended December 31, 2022, our principal offices were located at 698 Main Street Branford, Connecticut. We also lease additional office space at 470 James Street #003, New Haven, Connecticut for our construction management oversight and real estate development team, which oversees our construction finance business.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings not in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

On February 10, 2017, our Common Shares listed on the NYSE American LLC and began trading under the symbol “SACH”. Prior to its listing on the NYSE American LLC, our Common Shares were not publicly traded.

On March 29, 2023, the last reported sale price of our Common Shares on the NYSE American was $3.67 per share.

Holders

As of March 29, 2023, we had 77 shareholders of record of our Common Shares. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder. Computershare Trust Company, N.A. serves as transfer agent for our Common Shares.

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

The table below sets forth dividends paid to the holders of our Common Shares since we began operating as a REIT.

Amount
Payment Date	Per Share
2023
January 10£	$0.13

2022
November 14	$0.13
July 28	$0.14
April 18	$0.12
January 10Ω	$0.12

2021
October 29	$0.12
July 30	$0.12
April 16	$0.12
January 8 ¥	$0.12

2020
November 4	$0.12
August 7	$0.12
January 27*	$0.12

2019
October 22	$0.12
July 29	$0.12
April 18	$0.12
January 10**	$0.17

2018
November 6	$0.12
July 27	$0.11
April 27***	$0.105
February 27****	$0.105

2017
November 17	$0.105
July 27	$0.105
April 27	$0.05
£	A portion represents a distribution of 2022 income.
Ω	A portion represents a distribution of 2021 income.
¥	A portion represents a distribution of 2020 income.
*	A portion represents a distribution of 2019 income.
**	Represents a distribution of 2018 income.

*** A portion represents a distribution of 2017 income.

**** Represents a distribution of 2017 income.

Our ability to pay dividends, the amount of the dividend and the frequency at which we will pay dividends is subject to numerous factors, many of which are discussed elsewhere herein including under the caption “Risk Factors.” These factors include the following:

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

Stock Repurchase Plan

In October 2022, the Board adopted a stock repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to an aggregate of $7,500,000 of our Common Shares. Under the Repurchase Program, share repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. The Repurchase Program is expected to continue through September 30, 2023, unless extended or shortened by the Board. Ladenburg Thalmann & Co. Inc. will act as our exclusive purchasing agent under the Repurchase Program. No repurchases were made under the Repurchase Program during the fourth quarter of 2022.

Item 6. [Reserved]

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

2022 Year in Review; Outlook for 2023

2022 Highlights

●	Total revenue increased 71.8%; net income attributable to common shareholders increased 50.2%; and earnings per common share increase $0.02 per share.
●	We raised an aggregate of approximately $122.1 million of additional capital from the sale of Notes.
●	We raised an aggregate of approximately $39.3 million of additional capital from the sale of Common Shares from our at-the-market offerings.
●	We funded approximately $300.3 million of mortgage loans including loan modifications and construction draws.
●	We reduced our leverage ratio, thereby mitigating the risks should economic conditions deteriorate. At December 31, 2022, our capital structure was 59.3% debt and 40.7% equity compared to 56.9% debt and 43.1% equity at December 31, 2021.
●	We hired a new senior vice president and vice president of asset management, which allows us to create a new revenue stream.
●	We adjusted and refined our business strategy to address changes in the marketplace and our growth to-date. Specifically, we continue to strengthen our geographic footprint beyond Connecticut and the rest of New England with particular emphasis on Florida and New York. In addition, our current mortgage loan portfolio includes loans secured by properties in California, Georgia, Maine, Maryland, Massachusetts, New Jersey, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Texas. We continue to look for opportunities in new markets that meet our underwriting and loan criteria.
●	We continued implementing our strategy to fund larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and successful. In addition, we believe the migration to these types of loans will offset any rate compression and help us maintain a low foreclosure rate.
●	To leverage our expertise in real estate finance and our capital resources, on the one hand, and to capitalize on lending opportunities in specific markets, on the other, we have implemented our strategy to partner and invest with local “hard money” real estate lenders creating satellite offices under the “Sachem” influence.
●	We continued the enhancement of our underwriting guidelines to strengthen our documentation and collateral position on our loans.

2023 Outlook

Our primary business objective for 2023 remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive additional operational excellence, we continuously review, assess, and upgrade our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. Additionally, we continue to focus on developing relationships with larger scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

Our overall business strategy is as follows:

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;
●	take advantage of the prevailing economic environment and current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;
●	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle;
●	continue to improve operational efficiencies and reduce general and administrative expenses as a percentage of revenue;
●	maintain our status as a publicly-held company, subject to the reporting requirements of the Exchange Act, which gives us immediate access to the public markets for much-needed capital; and
●	operate to qualify as a REIT and for an exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

We expect 2023 to be a challenging year due to the following factors:

Interest rate compression. Our net income for 2022 has been adversely impacted by a reduction in the yield on our mortgage loan portfolio. For the years ended December 31, 2022 and 2021, the yield on our mortgage loan portfolio was 11.50% and 11.57%, respectively. (For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) We believe the interest rate compression will continue to be a factor in 2023, particularly as the Federal Reserve Board has continued to increase interest rates, thereby increasing our cost of capital. The rates on our existing credit facilities, including the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (refinanced in February 2023), have all increased. In addition, the interest rate on the September 2027 Notes, our last note offering in 2022, was 8%, the highest its ever been. Overall, our weighted average cost of capital as of December 31, 2022 was 7.07% compared to 5.87% as of December 31, 2021. Taking into account the refinancing of the NHB Mortgage on February 28, 2023, and increases in the rates of the Churchill Facility and Wells Fargo Loan after December 31, 2022, as of March 1, 2023, our weighted average cost of capital was 7.44%. Although we closed the Needham facility on March 2, 2023, as of the date hereof we have not made any draws on that facility. We seek to mitigate some of the risk associated with rising rates by limiting the term of new loans to one year, raising the rates on our loans and charging additional fees, where possible. The interest rates we charge on our loans are subject to a variety of factors including competition (see below) and consumer reluctance due to inflation and general economic conditions. If we cannot increase the rates on our loans, the spread between our cost of capital and what we earn on that capital will be squeezed, which would adversely impact our income. On the other hand, since the interest rate on a portion of our outstanding indebtedness is fixed, we have reduced the risk on interest rate compression when interest rates increase. That will enable us to continue to focus on growth and building market share rather than short-term profits and cash flow.

Geopolitical concerns. Various geopolitical concerns have led to market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. These concerns include the ongoing war between Russia and Ukraine, heightened tensions between the United States and China, Iran’s pursuit of nuclear weapons and North Korea’s ongoing belligerence. The true ramifications of this conflict and their impact on the markets and our business are not fully known at this time. Our business is purely domestic, but we are impacted by market volatility and cybersecurity is a concern for all businesses.

Increased competition. In the past, our primary competitors were other non-bank real estate finance companies (like Sachem Capital Corp.) and banks and other financial institutions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. Clearly, the primary driver for these new market participants is the need to generate yield. They are well-funded and aggressive in terms of pricing. In addition, competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers. Given recent developments regarding mid-size regional banks, we believe competition from traditional banks will abate in 2023 rather than increase. However, as banks pull back from the lending market, non-traditional lenders, such as non-bank real estate companies, hedge funds, private equity funds and insurance companies, are likely to step into the void. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

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

Increased operating expenses. Our operating expenses for 2022 are significantly higher than they were in 2021 due to our higher debt load. In addition, our aggregate dividend payments have been higher in 2022 than in 2021 due to an increase in the number of Common Shares outstanding as well as the full year effect of our Series A Preferred Stock, which carries a 7.75% annual dividend rate. Finally, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2022, our mortgage loan portfolio included 177 loans with future funding obligations, in the aggregate principal amount of $114.6 million, compared to 177 loans in the aggregate principal amount of $89.2 million at December 31, 2021. The increase is due to an increase in construction loan originations, a large portion of which is in the Florida market. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In order to deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite the challenges we faced in 2021 and 2022, the changing dynamics of the real estate finance marketplace, supply chain disruptions, we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve our existing underwriting and loan criteria.

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness and we are mindful of the need to repay it at the appropriate time. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2022, debt represented approximately 59.3% of our total capital compared to 56.9% at December 31, 2021. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to continue to leverage our portfolio for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

As of December 31, 2022, we had seven series of unsecured unsubordinated notes outstanding, having an aggregate outstanding principal balance of $288.4 million (collectively, the “Notes”) all of which rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness and are effectively subordinated in right of payment to all existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant a security interest) and structurally subordinated to all existing and future indebtedness of our subsidiaries. Interest on each series of notes is payable quarterly in arrears on each March 30, June 30, September 30 and December 30 of each year they are outstanding and, except as noted below, each series can be prepaid beginning on the second anniversary of its date of issuance. The net proceeds, net of the deferred financing costs, was approximately $276.4 million.

●	$40,250,000 aggregate original principal amount, issued August 23, 2022, bearing interest at the rate of 8.00% per annum and maturing on September 30, 2027 (the “September 2027 Notes”) and which trade on the NYSE American under the symbol SCCG;
●	$30,000,000 aggregate original principal amount, issued May 11, 2022, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2027 (the “June 2027 Notes”) and which trade on the NYSE American under the symbol SCCF;
●	$51,875,000 aggregate original principal amount, issued March 9, 2022, bearing interest at the rate of 6.00% per annum and maturing on March 30, 2027 (the “March 2027 Notes”) and which trade on the NYSE American under the symbol SCCE;
●	$51,750,000 million original principal amount, issued December 20, 2021, bearing interest at the rate of 6.00% per annum and maturing on December 30, 2026 (the “2026 Notes”) and which trade on the NYSE American under the symbol SCCD;
●	$56,363,750 million aggregate original principal amount, of which approximately $14.4 million was issued September 4, 2020, $14.0 million was issued October 23, 2020 and $28.0 million was issued December 22, 2020, bearing interest at the rate of 7.75% per annum and maturing on September 30, 2025 (the “2025 Notes”) and which trade on the NYSE American under the symbol SCCC;
●	$34,500,000 million original principal amount, issued November 7, 2019, bearing interest at the rate of 6.875% per annum and maturing on December 30, 2024 (the “December 2024 Notes”) and which trade on the NYSE American under the symbol SACC; and
●	$23,663,000 million original principal amount, issued June 25, 2019, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2024 (the “June 2024 Notes”) and which trade on the NYSE American under the symbol SCCB.

Each series of Notes was issued pursuant to the Indenture, dated June 21, 2019, and a supplement thereto, which provides for the form and terms, including default provisions and cures, applicable to each series. All the Notes are subject to (i) “Defeasance,” which means that, by depositing with a trustee an amount of cash and/or government securities sufficient to pay all principal and interest, if any, on such notes when due and satisfying any additional conditions required under the Indenture, we will be deemed to have been discharged from our obligations under such notes and (ii) an “Asset Coverage Ratio” requirement pursuant to which we may not (x) pay any dividends or make distributions in excess of 90% of our taxable income, (y) incur any indebtedness or (z) purchase any shares of our capital stock unless we have an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the making of such distribution or the incurrence of such indebtedness. “Asset Coverage Ratio” means the ratio (expressed as a percentage) of the value of our total assets relative to the aggregate amount of its indebtedness.

Under the terms of the Indenture, we may, at our option, at any time and from time to time, on or after two years from the date of issuance redeem the Notes. Accordingly, notes in the aggregate principal amount of approximately $114.5 million are currently redeemable. Notes in the aggregate principal amount of $51.75 million will become redeemable on December 20, 2023 and Notes in the aggregate principal amount of $122.13 million will become redeemable at various dates in 2024. In all cases, the redemption price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness includes the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage.

On July 21, 2021, we consummated a $200 million facility with Churchill. Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 30-day LIBOR plus (b) 3% – 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. In November 2022, the Churchill Facility was amended to change the “benchmark” rate from 90-day LIBOR to 90-day SOFR. This change had minimal impact on the interest rate. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that prohibits us from (A) (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) have unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At December 31, 2022, the amount outstanding under the Churchill Facility was approximately $42.5 million, which amount was accruing interest of an effective rate of 8.52% per annum.

The Wells Fargo Loan is secured by our portfolio of short-term securities, had a balance of approximately $3.6 million at December 31, 2022. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. At December 31, 2022 the prime rate was 7.5% and the interest rate on the Wells Fargo Loan was, thus, 5.75%.

In 2021, we obtained a $1.4 million adjustable-rate mortgage loan from New Haven Bank (the “NHB Mortgage”) of which $750,000 was funded at closing and remained outstanding as of December 31, 2022. The purpose of the NHB Mortgage was to fund the cost of our acquisition and renovation of the property located at 568 East Main Street, Branford, Connecticut, as our new corporate headquarters. The balance of the NHB Mortgage was to be funded when those renovations were completed. Prior to its refinancing in February 2023, as described below, the NHB Mortgage accrued interest at an initial rate of 3.75% per annum for the first 72 months and was to be due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest was due and payable. Beginning December 1, 2022 and through December 1, 2037, principal and interest was to be due and payable monthly, based on a 20-year amortization schedule.

On February 28, 2023, we refinanced NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank. The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable monthly, based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured primarily by a first mortgage lien on the properties located 698 Main Street, Branford, Connecticut and 568 East Main Street, Branford, Connecticut.

Finally, from time-to-time we raise capital by selling our Common Shares in various at-the market offerings. During calendar year 2022, through these offerings we sold an aggregate of 7,879,907 Common Shares for which we realized aggregate net proceeds of approximately $39.3 million. As of the date of this Report, we have approximately $71.3 million of availability remaining for sale through one of these offerings.

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

Emerging Growth Company Status

As of December 31, 2022, we ceased to be an emerging growth company. However, we will still be a smaller reporting company and will continue to be exempt from the independent auditor certification requirement under Section 404 of the Sarbanes-Oxley Act.

Critical Accounting Policies and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.

Interest income from commercial loans is recognized, as earned, over the loan period, whereas origination and modification fee revenue on commercial loans are amortized over the term of the respective notes.

Results of Operations

Years ended December 31, 2022 and 2021

Total revenue

Total revenue for the year ended December 31, 2022 was approximately $52.3 million compared to approximately $30.4 million for the year ended December 31, 2021, an increase of approximately $21.9 million, or 71.8%. The increase in revenue was due primarily to an increase in lending operations. For 2022, interest income was approximately $42.6 million compared to approximately $22.3 million for 2021, representing an increase of approximately $20.3 million or 91.1%. Origination and modification fees increased to approximately $7.3 million for 2022 compared to approximately $4.3 million for 2021, an increase of approximately $3.0 million, or 69.3%. Income from partnership investments increased to approximately $1.8 million for 2022 compared to approximately $142,000 for 2021, an increase of approximately $1.7 million. Fee and other income was approximately $3.0 million for 2022 compared to approximately $2.3 million for 2021, an increase of approximately $0.7 million, or 29.1%. For 2022, revenue was offset by approximately $3.0 million of unrealized losses on investment securities, while revenue included approximately $285,000 of unrealized gains in 2021.

Increased lending activity was driven almost exclusively by $156.8 million in net proceeds of new capital raised during the year, including approximately $39.3 million raised from the sale of Common Shares and $117.6 million raised from the sale of three new series of five-year unsecured unsubordinated notes. In addition, we borrowed an additional $23.4 million pursuant to the Churchill Facility.

Operating costs and expenses

Total operating costs and expenses for the year ended December 31, 2022 were approximately $31.4 million compared to approximately $17.1 million for 2021, an increase of approximately $14.3 million, or 83.4%. The largest contributor to this increase was interest and amortization of deferred financing costs, which were $21.5 million in 2022 compared to $10.4 million in 2021, an increase of approximately 106.8%. The increase is directly related to interest payments on the Notes. The balance of the increase in operating expenses was attributable to (i) compensation (including stock-based compensation), fees and taxes, which increased approximately $2.2 million; and (ii) general and administrative expenses, which increased approximately $0.9 million. These increases are attributable to our increased level of operations, hiring of additional staff and the implementation of certain of our growth strategies.

Net income and net income per share

Net income for 2022 attributable to common shareholders was approximately $17.2 million compared to approximately $11.5 million for 2021, an increase of approximately $5.8 million or 50.2%. Our net income per weighted average Common Share outstanding for 2022 was $0.46 compared to $0.44 for 2021.

Comprehensive Income

For the year ended December 31, 2022, we reported an unrealized loss on certain investment securities of approximately $85,500 reflecting the decrease in the market value of such securities, which is net of a reclass (reversal of losses from unrealized to realized totaling $310,000 from the sale of certain securities during 2022) since December 31, 2021. For the year ended December 31, 2021, we reported an unrealized loss on certain investment securities of approximately $476,000 reflecting the decrease in the market value of such securities since December 31, 2020.

Non-GAAP Metrics – Adjusted Earnings

We invest our excess cash in marketable securities. Under GAAP, those securities are required to be “marked to market” at the end of each reporting period. Accordingly, if the value of certain of those securities increases, the increase is reported within net income, whereas the remaining increase is reported as a change in accumulated other comprehensive income. On the other hand, if the value decreases, the decrease in value of certain of the securities reduces our net income. For income tax purposes, we do not report the unrealized gain or loss on those securities until they are sold or mature. This creates a discrepancy between our GAAP net income and our taxable income. To maintain our status as a REIT, we are required to distribute, on an annual basis, at least 90% of our taxable income. Thus, to give our shareholders a better perspective of our taxable income, we use a metric called Adjusted Earnings.

Adjusted Earnings is calculated as net income attributable to common shareholders, prior to the effect of unrealized gains (losses) on securities available-for-sale – debt investments. Adjusted Earnings should be examined in conjunction with net income (loss) as shown in our statements of comprehensive income. Adjusted Earnings should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Earnings indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Earnings is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance. It should be noted that our manner of calculating Adjusted Earnings may differ from the calculations of similarly-titled measures by other companies. In addition, there may be other differences between GAAP and tax accounting that would impact Adjusted Earnings, which are not reflected in the table below.

For the Year
Ended December 31,
2022
Adjusted Earnings:
Net income attributable to common shareholders	$17,221,589
Add: Unrealized losses on investment securities – debt investments	2,963,760
Adjusted earnings attributable to common shareholders	$20,185,349

For the year ended December 31, 2022 adjusted earnings per share was $0.54. There were no unrealized gains or losses on investment securities reported in net income for the year ended December 31, 2021.

Liquidity and Capital Resources

Total assets at December 31, 2022 were approximately $565.7 million compared to approximately $418.0 million at December 31, 2021, an increase of approximately $147.7 million, or 35.3%. The increase was due primarily to the growth in our mortgage loan portfolio, which increased approximately $168.3 million, an approximately $1.6 million increase in due from borrowers, an approximately $2.6 million increase in interest and fees receivables, an approximately $1.9 million increase in property and equipment, an approximately $24.8 million increase in investment in partnerships, and an approximately $4.0 million increase in other assets. These increases were offset by an approximately $54.3 million decrease in cash and investment securities and by an approximately $1.3 million decrease in real estate owned.

Total liabilities at December 31, 2022 were approximately $348.0 million compared to approximately $237.9 million at December 31, 2021, an increase of approximately $110.1 million, or approximately 46.3%. This increase was principally due to an overall increase in our total indebtedness, which at December 31, 2022, was approximately $326.9 million compared to approximately $213.5 million at December 31, 2021 (in each case, net of deferred financing costs), an increase of $113.4 million primarily due to the issuance of approximately $119.5 million, net of deferred financing costs, of five year unsecured unsubordinate notes payable, increase in notes payable and approximately $23.4 million draw on the Churchill Facility, partially offset by a decrease in the Wells Fargo Loan of approximately of $29.6 million. The balance of the increase was attributable to increases in accounts payable and accrued liabilities of approximately $0.7 million and accrued dividends payable of approximately $1.4 million. The increases were partially offset by decreases in advances from borrowers of approximately $5.2 million, and in deferred revenue of approximately $0.3 million,

Total shareholders’ equity at December 31, 2022 was approximately $217.7 million compared to approximately $180.1 million at December 31, 2021, an increase of approximately $37.6 million. This increase was due primarily to our net income of approximately $20.9 million, net proceeds from the sale of Common Shares of $39.3 million, issuance of 300,000 Common Shares totaling approximately $1.0 million for the purchase of Urbane New Haven, LLC’s assets, offset by the aggregate of dividends paid and dividends declared of $20.2 million on our Common Shares with respect to 2022 income and dividends of $3.7 million paid on our Series A Preferred Stock.

Net cash provided by operating activities in 2022 was approximately $13.1 million compared to approximately $27.8 million in 2021. For 2022, net cash from operating activities was primarily the result of net income of approximately $20.9 million, amortization of deferred financing costs of approximately $2.1 million, unrealized losses on investment securities of approximately $3.0 million, an impairment loss of $905,000, stock based compensation of $495,000 and an increase in accounts payable and accrued liabilities of approximately $767,000, offset by increases in interest and fees receivable of approximately $2.6 million, other assets of approximately $3.6 million, due from borrower of approximately $1.6 million, accrued dividends payable of approximately $1.4 million, and decreases in deferred revenue of approximately $283,000 and advances from borrowers of approximately $5.2 million. For 2021, net cash from operating activities was primarily the result of net income of approximately $13.3 million, amortization of deferred financing costs of approximately $1.2 million, an impairment loss of $719,000 and increases in deferred revenue of approximately $2.5 million, advances from borrowers of approximately $13.2 million, accrued interest of approximately $161,000 and accounts payable and accrued expenses of approximately $129,000, offset by a gain on sale of marketable securities of approximately $284,000, and increases in interest and fees receivable of approximately $1.9 million, and amounts due from borrowers of approximately $1.6 million.

Net cash used in investing activities for 2022 year was approximately $159.5 million compared to approximately $166.0 million in net cash used in 2021. For 2022, the major contributors to net cash used for investing activities were the purchase of investments securities of approximately $51.7 million, purchase of property and equipment of approximately $1.6 million, purchases of interests in investment partnerships, net of approximately $24.8 million, and principal disbursements on mortgages receivable of approximately $300.3 million. These amounts were offset by proceeds from the sale of investment securities of approximately $85.1 million, proceeds from the sale of real estate owned of approximately $2.1 million, and principal collections on mortgages receivable of approximately $131.8 million. For 2021, the major contributors to net cash used for investing activities were the purchase of investments of approximately $204.1 million, acquisitions of and improvements to real estate owned of approximately $822,000, purchases of interests in investment partnerships of approximately $6.1 million, and principal disbursements on mortgages receivable of approximately $251.8 million. These amounts were offset by proceeds from the sales of investments of approximately $180.5 million, proceeds from the sale of real estate owned of approximately $2.4 million, and principal collections on mortgages receivable of approximately $115.1 million.

Net cash provided by financing activities for 2022 year was approximately $128.2 million compared to approximately $160.7 million for 2021. Net cash provided by financing activities for the 2022 consisted primarily of a gross proceeds from the sale of our fixed rate notes of approximately $122.1 million, proceeds from the Churchill Facility of approximately $23.4 million, and proceeds from the issuance of Common Shares of approximately $39.3 million, offset by $29.6 million decrease in the amount of the Wells Fargo Loan, dividends paid on Common Stock of approximately $18.8 million, dividends paid on Preferred Stock of approximately $3.7 million, and financing costs incurred of approximately $4.5 million. Net cash provided by financing activities for the 2021 consisted primarily of a $5.1 million increase in the amount of the Wells Fargo Loan, gross proceeds from the sale of our fixed rate notes of approximately $51.8 million, proceeds from the Churchill Facility of approximately $19.1 million, proceeds from the issuance of Common Shares of approximately $56.0 million, and proceeds from the issuance of Series A Preferred Stock of approximately $45.5 million, offset by dividends paid on Common Stock of approximately $12.3 million, dividends paid on Preferred Stock of approximately $1.9 million, financing costs incurred of approximately $1.9 million and principal payments on our notes and mortgage payable of approximately $791,000. We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, dividend payments, interest payments on our indebtedness and payments for usual and customary operating and administrative expenses, such as employee compensation and sales and marketing expenses. Based on this analysis, we believe that our current cash balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

Subsequent Events

On January 10, 2023, we paid a dividend of $0.13 per share, or $5,342,160 in the aggregate, to shareholders of record as of December 30, 2022.

On January 10, 2023, William C. Haydon, resigned from his position as our chief investment officer, chief credit officer and director of investor relations.

From January 3, 2023 through March 30, 2023, we sold an aggregate of 2,479,798 Common Shares under our at-the-market offering facility, realizing gross proceeds of approximately $9.4 million. Additionally, since January 3, 2023, we have sold shares of our Series A Preferred Stock having an aggregate liquidation preference of $154,675 under our at-the-market offering facility. The gross proceeds from the sale of these shares were $139,500 representing a discount of approximately 10% from the liquidation preference.

In February 2023, we granted an aggregate of 44,500 restricted Common Shares (having a market value of approximately $141,000) to our employees. One-third of such shares vested immediately on the grant date, and an additional one-third will vest on each of the first and second anniversaries of the grant date.

On February 28, 2023, we refinanced the NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank.

On March 2, 2023, we entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Credit Facility”). Under the Credit Agreement, we have the right to request an increase in the size of the Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. Loans under the Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Credit Facility are secured by a first priority lien on virtually all our assets. Assets excluded from the lien include real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility. The Credit Facility expires March 2, 2026 subject to our right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as we are not in default and satisfy certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. We have the right to terminate the Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of December 31, 2022, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment and software licenses.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Operating lease obligations	$718	$718	$—	$—	$—
Unfunded portions of outstanding construction loans	114,556,794	114,556,794	—	—	—
Unfunded commitments	4,037,911	4,037,911	—	—	—
Total contractual obligations	$118,595,423	$118,595,423	$—	$—	$—

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of John L. Villano and John E. Warch, our chief executive and chief financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, Messrs. Villano and Warch concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of John L. Villano and John E. Warch, our principal executive and principal accounting officer, respectively, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the “COSO Framework”). The COSO Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors are elected annually by our shareholders and serve for one-year terms until his/her successor is elected and qualified or until such director’s earlier death, resignation or removal. The executive officers are appointed by and serve at the pleasure of the Board.

Our executive officers and directors, and their respective ages as of March 30, 2023, are as follows:

Name	Age	Position
John L. Villano	62	Chairman of the Board, Chief Executive Officer and President
John E. Warch	65	Executive Vice President and Chief Financial Officer
Leslie Bernhard(1, 2)	79	Director
Arthur L. Goldberg(1, 3)	84	Director
Brian A. Prinz(1, 4)	70	Director
(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.
(2)	Chair of the Compensation Committee.
(3)	Chair of the Audit Committee.
(4)	Chair of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

John L. Villano, is Chairman of the Board, Chief Executive Officer and President. He has also been designated as our principal executive officer. Mr. Villano also served as our Chief Financial Officer until August 2022 and our Treasurer until July 2022. Mr. Villano is one of our founders. At the time of our IPO, he was appointed Chairman of the Board, Co-Chief Executive Officer, Chief Financial Officer and Secretary. In November 2019, upon the resignation of his brother, Jeffrey C. Villano, he became our sole Chief Executive Officer and was appointed Treasurer in addition to his then current positions with our company and resigned as Secretary. Mr. Villano is a certified public accountant and was engaged in the private practice of accounting and auditing for almost 30 years. He became a full-time employee and a director as of February 8, 2017. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. Mr. Villano holds a bachelor’s degree in Accounting from the University of Rhode Island in 1982. We believe that Mr. Villano’s experience in managing our business since its inception and his professional background as a certified public accountant make him an important part of our management team and make him a worthy candidate to serve on the Board.

John E. Warch, was appointed to serve as our Executive Vice President and Chief Financial Officer beginning on August 1, 2022. He has also been designated as our principal accounting officer. From September 2013 until July 2022, Mr. Warch was the Senior Vice President, Chief Financial Officer of Four Springs Capital Trust, a real estate investment trust focused on acquiring, owning, and managing retail, industrial, medical, and other office properties. Since April 2015, he was also the Treasurer of Four Springs. From August 2012 until September 2013, Mr. Warch was a Senior Consultant at David Landau & Associates, LLC, responsible for, among other things, Sarbanes-Oxley 404 compliance testing of real estate clients. From November 2006 until March 2012, Mr. Warch served as Senior Vice President and Chief Accounting Officer of CapLease, Inc. (previously NYSE: LSE), where he was responsible for all aspects of the financial infrastructure of a publicly-held real estate investment trust, managed financial and SEC reporting and compliance, oversaw Sarbanes-Oxley 404 compliance and coordinated audits and reviews with independent accountants. Mr. Warch is a Certified Public Accountant and earned a B.S. in Accounting and an M.B.A. in Finance from St. John’s University.

Leslie Bernhard became a member of the Board as of February 9, 2017. She served as an independent director of Milestone Scientific Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices, from May 2003 until January 4, 2023 and as the non-executive chairman of the Milestone board of directors from October 2009 through January 4, 2023. She also served as interim chief executive officer of Milestone from October 2017 to December 2017. From 2007 through September 2018, Ms. Bernhard served as an independent director of Universal Power Group, Inc., a global supplier of power solutions (“UPG”), and since September 2018 she has been serving as a consultant to UPG. In 1986, Ms. Bernhard co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry, and served as its president, chief executive officer and executive director until 2012. Ms. Bernhard holds a BS Degree in Education from St. John’s University. We believe that Ms. Bernhard’s experience as an entrepreneur and her service as a director of other public corporations will enable her to make an important contribution to the Board.

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

Brian A. Prinz became a member of the Board as of February 9, 2017. Since 1976, Mr. Prinz has been employed by Current, Inc., a leading manufacturer of laminated products including sheeting, tubes, rods, spacers and standoffs, as well as electrical grade laminates, a variety of carbon fiber products and other industrial products, which are used in various industries including construction, recreation, energy exploration and defense. Since 2011, Mr. Prinz has served as its president and chief financial officer. Mr. Prinz graduated from Bryant College with a B.A. in 1976. We believe that his background and experience make him well qualified to serve as a member of the Board.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with during the year ended December 31, 2022 except as set forth below.

Delinquent Section 16(a) Reports

None.

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

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2022 and 2021 (i) all individuals serving as our principal executive officer during the last completed fiscal year; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of our company at the end of the last completed fiscal year (the “Named Executives”):

Summary Compensation Table

				Stock		All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)		Compensation	Total
		($)	($)	($)		($)	($)
John L. Villano
Chairman of the Board, Chief Executive Officer, President and Director	2022	$750,000	$250,000	$500,000	(2)	$24,990	$1,524,990
	2021	$500,000	$250,000	$500,000	(3)	$0	$1,250,000
John E. Warch*
Executive Vice President and Chief Financial Officer	2022	$137,500	$95,000	$30,240	(4)	$17,255	$279,995

William C. Haydon**
Chief Credit Officer, Chief Investment Officer and Director of Investor Relations	2022	$250,000	$100,000	$—		$0	$350,000
	2021	$168,269	$25,000	$—		$0	$193,269

*Effective August 1, 2022, Mr. Warch was hired as our executive vice president and chief financial officer.

**Effective January 10, 2023, Mr. Haydon resigned from his position as our chief investment officer, chief credit officer and director of investor relations.

(1)	Represents the aggregate grant-date fair value of the awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codified Topic 718 (“FASB ASC Topic 718”).
(2)	Represents the grant-date fair value on an aggregate of 130,890 Common Shares awarded on February 17, 2023, computed in accordance with FASB ASC Topic 718.
(3)	Represents the grant-date fair value on an aggregate of 89,928 Common Shares awarded on April 8, 2021 , computed in accordance with FASB ASC Topic 718.
(4)	Represents the grant-date fair value on an aggregate of 8,000 Common Shares awarded on February 9, 2023 , computed in accordance with FASB ASC Topic 718.

Employment Agreements — John L. Villano

In August 2016, in anticipation of our initial public offering, we entered into an employment agreement with John L. Villano. The material terms of Mr. Villano’s employment agreement are as follows.

●	Mr. Villano serves as our chairman, chief executive officer and president
●	The term of his employment, which commenced in February 2017, is five years, unless terminated earlier in accordance with his employment agreement. The termination date is extended one year on each anniversary date of the agreement unless either party to the agreement provides written notice at least 180 days before the next anniversary date that it is electing not to renew the agreement, in which case the agreement will terminate at the end of the fourth year from the next anniversary date.
●	As of April 2021, Mr. Villano’s base salary was $500,000 per annum. In addition, for the year ended December 31, 2021, he was entitled to a one-time cash bonus of $250,000, which was paid in 2021. He was also entitled to a “target bonus” of up to $250,000, as determined by the Compensation Committee, which would have been payable in 2022. Mr. Villano waived his right to receive the target bonus.
●	In April 2022, Mr. Villano’s base salary was increased to $750,000 per annum, retroactive to January 1, 2022.
●	Mr. Villano is entitled to incentive compensation in such amount as shall be determined by the Compensation Committee of the Board in its sole and absolute discretion, based on our achievement of the financial performance goals set by the Board of directors and capital transactions.
●	Mr. Villano has the right to participate in all retirement, pension, deferred compensation, insurance and other benefit plans adopted and maintained by us for the benefit of employees and be entitled to additional compensation in an amount equal to the cost of any such benefit plan or program if he chooses not to participate.
●	Mr. Villano is indemnified to the full extent permitted by law against and for any claims, liabilities, losses, expenses and costs incurred that relate to any acts or omission taken in his capacity as an officer or director.
●	We have the right to terminate the employment agreement at any time with or without cause and for death or disability (as defined in the employment agreement). See below for the payments due upon a termination.
●	Mr. Villano is subject to a two-year non-competition provision if we terminate the employment agreement for cause.
●	In the event any payment to the employee is subject to an excise tax under the Code, we are obligated to pay Mr. Villano an additional amount equal to the amount of the excise tax and any other taxes (whether in the nature of excise taxes or income taxes) due with respect to such payment.

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

In April 2022, Mr. Villano received a grant of 98,425 restricted Common Shares (based on the closing price of $5.08 per Common Share on April 5, 2022) vesting in three equal installments on each of January 1, 2023, 2024 and 2025, which are subject to forfeiture under the same terms and conditions as the 2021 grant.

In February 2023, Mr. Villano received a grant of 130,890 restricted Common Shares (based on the closing price of $3.82 per Common Share on February 16, 2023) vesting in three equal installments on each of January 1, 2024, 2025 and 2026, which are subject to forfeiture under the same terms and conditions as the 2021 grant.

For the year ended December 31, 2022, Mr. Villano was entitled to a “target bonus” of $250,000 as determined by the Compensation Committee, which was paid in March 2023. In addition, for 2023, he is entitled to a “target bonus” of up to $375,000, as determined by the Compensation Committee, which would be payable in 2024.

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

Employment Agreement — John E. Warch

Effective August 2022, we entered into an employment agreement with John E. Warch, our executive vice president and chief financial officer. The material terms of his agreement are described below.

●	He will serve as our executive vice president and chief financial officer on a full-time basis.
●	The agreement can be terminated by either party at any time upon delivery of written notice to the other party.
●	His duties and responsibilities include the following: compliance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) to which the Company is subject, including, but not limited to, the preparation and filing of all reports, schedules and other forms required under the Securities and Exchange Act of 1934, as amended, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and Schedule 14A; such duties and responsibilities as are customary for his positions; and other executive, managerial or administrative duties, functions or responsibilities as are from time to time delegated to him by the CEO, the Board or the Audit Committee.
●	His base compensation is $325,000 per year.
●	He was paid a signing bonus of $25,000.
●	He is entitled to an annual cash bonus of up to 50% of his base salary and benefits such as health insurance, vacation and expense reimbursement, in accordance with prevailing Company policy. The amount of the cash bonus and the factors to be considered in connection therewith are in the discretion of the Company’s Chief Executive Officer (the “CEO”) and

the Compensation Committee (the “Compensation Committee”). He may also receive equity incentive compensation at the discretion of the Compensation Committee.
●	He is entitled to severance pay equal to one year’s base salary, except if the termination occurs on or before August 1, 2023, in which case the severance amount will be three months of his base salary, if he is terminated without cause, or if he terminates for good reason.
●	If he is terminated without cause in connection with a “Sale” (as defined in the Agreement), his severance payment will be equal to 18 months of his base salary.
●	He is subject to a covenant not to compete that continues for 12 months after termination unless heis terminated without “Cause,” in which event this covenant will not apply.

In February 2023, Mr. Warch received a grant of 8,000 restricted Common Shares (based on the closing price of $3.78 per Common Share on February 9, 2023), vesting in three equal installments on each of Febuary 9, 2023, 2024 and 2025, which are subject to forfeiture, to the extent unvested, if he voluntary resigns as an employee of our company without “Good Reason” or if his employment is terminated for “Cause.” In addition, for the year ended December 31, 2022, Mr.Warch was entitled to a “prorated target bonus” of $70,000 as determined by the Compensation Committee, which was paid in March 2023.

Outstanding Equity Awards at December 31, 2022

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2022.

Stock Awards
	Number of shares or units of		Market value of shares or
	stock that have not vested		units of stock that have not vested
Name	(#)		($) (1)
John L. Villano	158,377	(2)	$522,644
(1)	Calculated based on the closing market price of $3.30 on December 30, 2022.
(2)	62,785 of these restricted Common Shares vest on January 1, 2024, 62,784 of these restricted Common Shares vest on January 1, 2025 and 32,808 of these restricted Common Shares vest on January 1, 2026. Unvested shares may not be transferred, sold, pledged, hypothecated or assigned, and are subject to forfeiture.

Compensation of Directors

Our non-employee director compensation plan, as amended on April 8, 2021 and retroactively effective as of January 1, 2021 (the “Director Plan”), provides as follows:

●	each non-employee director will receive cash compensation at a rate of $60,000 per year, which amount shall be paid in equal quarterly installments of $15,000 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	the additional cash compensation payable to the chairperson of each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee will remain unchanged as follows:
●	the chairperson of the Audit Committee will receive additional cash compensation of $7,500 per year, payable in equal quarterly installments of $1,875 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	the chairperson of the Compensation Committee will receive additional cash compensation of $5,000 per year, payable in equal quarterly installments of $1,250 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);

●	the chairperson of the Corporate Governance and Nominating Committee will receive additional cash compensation of $2,500 per year, payable in equal quarterly installments of $625 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	each non-employee director will receive a grant of 5,000 Common Shares on the date he or she is re-elected to serve on the Board; and
●	the non-employee director serving on our Loan Approval Committee will receive additional cash compensation of $7,500 per year, payable in equal quarterly installments of $1,875 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1).

The Named Executives, who are also directors, do not receive additional compensation in connection with their positions as members of the Board.

The following table provides compensation information for the year ended December 31, 2022 for each of our non-employee directors.

	Fees Earned or Paid
	in Cash	Stock Awards	Total
Name	($)(1)	($)(2)	($)
Leslie Bernhard	$95,000	$23,800	$118,800
Arthur L. Goldberg	$97,500	$23,800	$121,300
Brian A. Prinz	$100,000	$23,800	$123,800
(1)	During the year ended December 31, 2022, each of Ms. Bernhard and Messrs. Goldberg and Prinz was awarded a bonus of $30,000 which is included in their respective amount.
(2)	During the year ended December 31, 2022, under the Director Plan, each of Ms. Bernhard and Messrs. Goldberg and Prinz was awarded an aggregate of 5,000 Common Shares, respectively. The dollar amounts reflected in the table are the aggregate grant date fair value for the Common Shares awarded computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 30, 2023, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding Common Shares, Named Executives, all directors, and all directors and officers of Sachem Capital as a group:

	Number of Common
	Shares Beneficially	Percentage of
Name of Beneficial Owner(1)	Owned(2)	Class(3)
Executive Officers and Directors
John L. Villano(4)	1,566,639	3.58%
Leslie Bernhard(5)	6,900	*
Arthur L. Goldberg(5)	30,628	*
Brian A. Prinz(5)	371,943	*
John E. Warch(6)	8,000	*

All officers and directors as a group (5 persons)	1,984,110	4.53%

*Less than 1%.

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Sachem Capital Corp., 568 East Main Street, Branford, CT 06405.

(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.
(3)	All percentages are determined based on 43,756,724 Common Shares outstanding as of March 30, 2023.
(4)	Includes 226,483 restricted Common Shares which are subject to vesting including: (i) 106,414 shares vest on January 1, 2024; (ii) 76,439 shares vest on January 1, 2025; and (iii) 43,630 shares vest on January 1, 2025. Also includes 6,827 Common Shares owned by Mr. Villano’s wife. Mr. Villano disclaims ownership of the 6,827 Common Shares owned by his wife for the purposes of section 13(d) or 13(g) of the Exchange Act.
(5)	Includes 6,875 restricted Common Shares that vest as follows: (i) 1,250 shares vest on July 19, 2023; (ii) 1,250 shares vest on October 13, 2023; (iii) 625 shares vest on October 15, 2023; (iv) 2,500 shares vest on October 13, 2024; and (v) 1,250 shares vest on October 13, 2025.
(6)	Includes 8,000 restricted Common Shares that vest as follows: (i) 2,667 shares vest on February 9, 2023; (ii) 2,667 shares vest on February 9, 2024; and (iii) 2,666 shares vest on February 9, 2025.

Equity Compensation Plan Information

On October 27, 2016, we adopted the 2016 Equity Compensation Plan (the “Plan), the purpose of which is to align the interests of our officers, other employees, advisors and consultants or any subsidiary, if any, with those of our shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on our behalf and to promote the success of our business. The basis of participation in the Plan is upon discretionary grants of awards by the Board. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. Approximately 37 individuals are eligible to participate in the Plan including, our two executive officers, 32 other employees and our three independent directors.

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	Not applicable	1,188,468
Total	—	Not applicable	1,188,468

During the fiscal year ended December 31, 2022, we granted an aggregate of 163,967 restricted Common Shares under the Plan.

Types and Terms of Awards

Awards under the Plan may take the form of stock options (either incentive stock options or non- qualified stock options) or restricted shares. Subject to restrictions that are set forth in the Plan, the Compensation Committee has complete and absolute authority to set the terms, conditions and provisions of each award, including the size of the award, the exercise or base price, the vesting and exercisability schedule (including provisions regarding acceleration of vesting and exercisability) and termination and forfeiture provisions.

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

Exercise Price of an Option Granted Under the Plan

The exercise price of an option granted under the Plan may be no less than the fair market value of a common share on the date of grant, unless, with respect to nonqualified stock options that are not intended as incentive stock options within the meaning of Section 422 of the Code from time to time, otherwise determined by the Compensation Committee. However, incentive stock options granted to a ten percent (10%) shareholder must be priced at no less than 110% of the fair market value of our Common Shares on the date of grant and their term may not exceed five years. All options granted under the Plan are for a term of no longer than ten years unless otherwise determined by the Compensation Committee. The Compensation Committee also determines the exercise schedule of each option grant.

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

As of December 31, 2022, there were no options granted under the Plan.

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

During the years ended December 31, 2022 and 2021: (i) the wife of our chief executive officer was paid $63,168 and $120,000, respectively, for accounting and financial reporting services provided to us; and (ii) the daughter of our chief executive officer was paid $141,652 and $10,962, respectively, for internal audit and compliance services provided to us. The chief executive officer’s wife retired in the third quarter of 2022.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Hoberman & Lesser, CPA’s, LLP, our principal accounting firm, for the fiscal years ended December 31, 2022 and 2021, are set forth below.

	2022	2021
Audit fees	$257,500	$228,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$257,500	$228,000
●	In 2022, the audit fees include fees for professional services rendered for (i) the review of our quarterly financial statements, (ii) the review of our shelf registration statement (File No. 333-262859) on Form S-3 under the Securities Act of 1933, as amended, which was declared effective by the SEC on February 25, 2022, (iii) the review of four separate prospectus supplements to the aforementioned shelf registration statement on Form S-3 and (iv) other services that are normally provided in connection with statutory and regulatory filings.
●	In 2021, the audit fees include fees for professional services rendered for (i) the review of our quarterly financial statements, (ii) the review of our shelf registration statement (File No. 333-256940) on Form S-3 under the Securities Act of 1933, as amended, which was declared effective by the SEC on June 17, 2021, (iii) the review of three separate prospectus supplements to the aforementioned shelf registration statement on Form S-3 and (iv) other services that are normally provided in connection with statutory and regulatory filings.

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

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement(1)
3.1	Certificate of Incorporation(1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019(2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021(9)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (19)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (20)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019(3)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.2	First Supplemental Indenture, dated as of June 25, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.3	Form of 7.125% Notes due 2024(4)
4.4	Second Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (2)
4.5	Form of 6.875% Notes due 2024(6)
4.6	Third Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (7)
4.7	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.6 above)
4.8	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate.(9)
4.9	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (10)
4.10	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.9 above).
4.11	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (14)
4.12	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.11 above)
4.13	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (16)
4.14	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.13 above)
4.15	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (21)
4.16	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.16 above)
4.17	Revolving Credit Note, dated March 2, 2023, in the principal amount of $45 million in favor of Needham Bank, as lender (22)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan(1)
10.3**

Final Form of the Restrictive Stock Grant Agreement dated July 17, 2018 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz(5)

10.4**

Final Form of the Restrictive Stock Grant Agreement dated October 4, 2019 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz(2)

10.5**	Final Form of the Restrictive Stock Grant Agreement dated April 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and John L. Villano (11)
10.6	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC(12)
10.7	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association(12)
10.8**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (15)
10.9**	Final Form of the Restrictive Stock Grant Agreement dated April 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and John L. Villano (17)
10.10**

Final Form of the Restrictive Stock Grant Agreement dated October 15, 2020 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (19)

10.11**

Final Form of the Restrictive Stock Grant Agreement dated October 13, 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (19)

10.12**

Final Form of the Restrictive Stock Grant Agreement dated July 19, 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (19)

10.13**	Employment Agreement, dated July 26, 2022, by and between John E. Warch and Sachem Capital Corp.(18)
10.14	Credit and Security Agreement, dated as of March 2, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (22)
14.1	Code of Ethics(8)
21.1	List of Subsidiaries(13)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 30, 2023*
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (22)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (22)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million NHB Mortgage (22)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(13)	None.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2022 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference
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
John L. Villano, CPA
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2023:

Signature	Title

/s/ John L. Villano	Chairman, Chief Executive Officer, President
John L. Villano, CPA	and Director (Principal Executive Officer)

/s/ John E. Warch	Executive Vice President and Chief Financial Officer
John E. Warch, CPA	(Principal Accounting and Financial Officer)

/s/ Leslie Bernhard	Director
Leslie Bernhard

/s/ Arthur L. Goldberg	Director
Arthur L. Goldberg

/s/ Brian A. Prinz	Director
Brian A. Prinz

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sachem Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sachem Capital Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

MGI Worldwide is a network of independent audit, tax, accounting and consulting firms. MGI Worldwide does not provide any services and its member firms are not an international partnership. Each member firm is a separate entity and neither MGI Worldwide nor any member firm accepts responsibility for the activities, work, opinions or services of any other member firm. For more information visit www.mgiworld.com/legal

Allowance for Loan Losses

As discussed in Note 2 to the financial statements, the Company estimates its allowance for loan losses by evaluating each loans borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value (LTV) ratio. Based on the analysis, management determines if any provisions for impairment of loans should be made and whether any loan loss reserves are required. Based on these assessments, the Company determined that no allowance for loan losses is required.

The allowance for loan losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the subjective and complex judgments made by management in determining whether any of its loans receivable are impaired and/or require an allowance for credit losses.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the financial statements. These procedures included; We evaluated the appropriateness of the method and other variables used, tested the application of the method and other variables used, as well as tested the accuracy of data used with respect to the method and other variables; We obtained and evaluated valuations from the Company’s paid third-party valuation specialists, as well obtained and evaluated other publicly available market data, and compared said values to the aggregate amounts owed by borrows, for indication of loan losses; We evaluated managements significant judgments applied in determining whether indicators of impairment were present, with respect to the Company’s loan portfolio and the underlying collateral, by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, which included consideration of evidence obtained after the balance sheet date but before the issuance of the report.

We have served as the Company’s auditor since 2015.

New York, New York

March 30, 2023

SACHEM CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Cash and cash equivalents	$23,713,097	$41,938,897
Investment securities	24,576,462	60,633,661
Mortgages receivable	460,633,268	292,301,209
Interest and fees receivable	6,309,845	3,693,645
Due from borrowers	5,276,967	3,671,016
Real estate owned	5,216,149	6,559,010
Investments in partnerships	30,831,180	6,055,838
Property and equipment, net	4,121,721	2,172,185
Other assets	4,983,173	936,290
Total assets	$565,661,862	$417,961,751

Liabilities and Shareholders’ Equity:
Liabilities:
Notes payable (net of deferred financing costs of $8,352,597 and $5,747,387)	$280,049,153	$160,529,363
Repurchase facility	42,533,466	19,087,189
Mortgage payable	750,000	750,000
Line of credit	3,587,894	33,178,031
Accrued dividends payable	5,342,160	3,927,600
Accounts payable and accrued liabilities	1,439,219	697,403
Advances from borrowers	9,892,164	15,066,114
Deferred revenue	4,360,452	4,643,490
Total liabilities	347,954,508	237,879,190

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 1,903,000 shares of Series A Preferred Stock issued and outstanding	1,903	1,903
Common stock - $.001 par value; 200,000,000 shares authorized; 41,093,536 and 32,730,004 issued and outstanding	41,094	32,730
Paid-in capital	226,220,990	185,516,394
Accumulated other comprehensive loss	(561,490)	(476,016)
Accumulated deficit	(7,995,143)	(4,992,450)
Total shareholders’ equity	217,707,354	180,082,561
Total liabilities and shareholders’ equity	$565,661,862	$417,961,751

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31,
	2022	2021
Revenue:
Interest income from loans	$42,618,817	$22,305,530
Investment gain (loss), net	521,662	1,069,374
Income from partnership investments	1,809,564	142,026
Origination and modification fees, net	7,320,625	4,322,883
Fee and other income	2,969,117	2,299,970
Unrealized losses on investment securities	(2,963,760)	284,769
Total revenue	52,276,025	30,424,552

Operating costs and expenses:
Interest and amortization of deferred financing costs	21,549,859	10,422,101
Compensation, fees and taxes	5,315,455	3,122,934
Other expenses	544,684	432,868
General and administrative expenses	3,097,219	2,243,038
Loss (Gain) on sale of real estate	(44,752)	165,915
Impairment loss	904,909	719,000
Total operating costs and expenses	31,367,374	17,105,856
Net income	20,908,651	13,318,696
Preferred stock dividend	(3,687,062)	(1,853,855)
Net income attributable to common shareholders	17,221,589	11,464,841

Other comprehensive loss
Unrealized gain (loss) on investment securities	(85,474)	(476,016)
Comprehensive income	$17,136,115	$10,988,825
Basic and diluted net income per common share outstanding:
Basic	$0.46	$0.44
Diluted	$0.46	$0.44
Weighted average number of common shares outstanding:
Basic	37,741,657	26,316,286
Diluted	37,749,169	26,324,986

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals

Balance, January 1, 2021	—	—	22,124,801	22,125	83,814,376	(25,992)	(2,890,969)	$80,919,540

Issuance of Preferred Stock, Net of expenses	1,903,000	1,903	—	—	45,460,723	—	—	45,462,626

Issuance of Common Stock, Net of expenses	—	—	10,490,188	10,490	56,049,982	—	—	56,060,472

Exercise of warrants	—	—	5,334	5	(5)	—	—	—

Stock based compensation	—	—	109,681	110	191,318	—	—	191,428

Unrealized loss on investments	—	—	—	—	—	(450,024)	—	(450,024)

Dividends paid on Common shares	—	—	—	—	—	—	(9,638,722)	(9,638,722)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(1,853,855)	(1,853,855)

Dividends declared and payable	—	—	—	—	—	—	(3,927,600)	(3,927,600)

Net income for the year ended December 31, 2021	—	—	—	—	—	—	13,318,696	13,318,696

Balance, December 31, 2021	1,903,000	1,903	32,730,004	32,730	185,516,394	(476,016)	(4,992,450)	180,082,561

Issuance of Preferred Stock, net of expenses	—	—	—	—	(70,000)	—	—	(70,000)

Issuance of Common Stock, net of expenses	—	—	7,879,907	7,880	39,284,065	—	—	39,291,945

Acquisition of Urbane New Haven assets	—	—	300,000	300	995,700	—	—	996,000

Exercise of warrants	—	—	19,658	20	(20)	—	—	—

Stock based compensation	—	—	163,967	164	494,851	—	—	495,015

Unrealized loss on investments	—	—	—	—	—	(85,474)	—	(85,474)

Dividends paid on Common shares	—	—	—	—	—	—	(14,882,122)	(14,882,122)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(3,687,062)	(3,687,062)

Accrued Dividends	—	—	—	—	—	—	(5,342,160)	(5,342,160)

Net income for the year ended December 31, 2022	—	—	—	—	—	—	20,908,651	20,908,651
Balance, December 31, 2022	1,903,000	$1,903	41,093,536	$41,094	$226,220,990	$(561,490)	$(7,995,143)	$217,707,354

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,908,651	$13,318,696
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred financing costs and bond discount	2,104,093	1,215,200
Write-off of deferred financing costs	—	72,806
Depreciation expense	106,414	83,525
Stock based compensation	495,015	191,318
Impairment loss	904,909	719,000
(Gain) Loss on sale of real estate	(44,752)	165,915
Unrealized loss on investment securities	2,963,760	(284,769)
Gain on sale of investment securities	(521,662)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(2,616,200)	(1,873,578)
Other assets - miscellaneous	(3,599,779)	(26,801)
Due from borrowers	(1,605,951)	(1,645,353)
Accrued dividends payable	(1,414,560)	—
Other assets - prepaid expenses	—	(199,978)
(Decrease) increase in:
Accounts payable and accrued liabilities -accrued interest	158,687	161,385
Accounts payable and accrued liabilities – accounts payable and accrued expenses	766,723	129,091
Deferred revenue	(283,038)	2,544,159
Advances from borrowers	(5,173,950)	13,235,575
Total adjustments	(7,760,291)	14,487,495

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,148,360	27,806,191

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(51,651,930)	(204,064,590)
Proceeds from the sale of investment securities	85,113,227	180,533,333
Purchase of interests in investment partnerships, net	(24,775,342)	(6,055,838)
Proceeds from sale of real estate owned	2,090,879	2,399,557
Acquisitions of and improvements to real estate owned, net	(126,442)	(981,873)
Purchase of property and equipment	(1,581,350)	(822,322)
Security deposits held	—	(13,415)
Principal disbursements for mortgages receivable	(300,277,303)	(251,832,318)
Principal collections on mortgages receivable	131,840,244	115,147,409
Other assets - pre-offering costs	(170,606)	(306,440)
NET CASH USED FOR INVESTING ACTIVITIES	(159,538,623)	(165,996,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) line of credit	(29,590,137)	5,122,383
Net proceeds from repurchase facility	23,446,277	19,087,189
Proceeds from mortgage	—	750,000
Repayment of mortgage payable	—	(767,508)
Accounts payable and accrued liabilities - principal payments on other notes	(24,907)	(23,761)
Dividends paid on Common Stock	(18,809,722)	(12,267,706)
Dividends paid on Preferred Stock	(3,687,062)	(1,853,855)
Financings costs incurred	—	(461,357)
Repayment of other loans	—	(257,845)
Proceeds from issuance of common shares, net of expenses	39,291,945	56,060,472
Proceeds from issuance of Series A Preferred Stock, net of expenses	(70,000)	45,462,626
Gross proceeds from issuance of fixed rate notes	122,125,000	51,750,000
Financings costs incurred in connection with fixed rate notes	(4,516,931)	(1,879,463)
NET CASH PROVIDED BY FINANCING ACTIVITIES	128,164,463	160,721,175

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,225,800)	22,530,869

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	41,938,897	19,408,028

CASH AND CASH EQUIVALENTS - END OF PERIOD	$23,713,097	$41,938,897

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

	Years Ended
	December 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$19,286,819	$9,097,631

SUPPLEMENTAL INFORMATION-NON-CASH
Dividends declared and payable	$5,342,160	$3,927,600

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the years ended December 31, 2022 and 2021 amounted to $1,376,733 and $685,700, respectively. Additionally, property and equipment, goodwill, and intangibles acquired in connection with the acquisition from Urbane New Haven, LLC’s assets for a purchase price of 300,000 common shares of the Company during the period ended December 31, 2022 amounted to $996,000.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider prior reporting results, (b) the Company’s projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.

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

Investment Securities

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values.

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, we may employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, we consider specific adverse conditions related to the financial health of, and business outlook for, the investee. If we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in net income and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

impairments (referred to as the measurement alternative). We perform a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in net income.

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

Land and building acquired in 2021 to serve as the Company’s future corporate headquarters is stated at cost. Renovation of the building was completed in the first quarter of 2023 and the Company relocated its operations to the new building in March 2023. The building was not being depreciated in 2022.

Real Estate Owned

Real estate owned by the Company is stated at cost and is tested for impairment quarterly.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2022 represents the excess of the consideration paid over the fair value of net assets acquired from Urbane New Haven, LLC in October 2022.

In testing goodwill for impairment, we follow FASB ASC 350, “Intangibles—Goodwill and Other”, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or we choose not to perform the qualitative assessment, then we compare the fair value of that reporting unit with its carrying value, including goodwill.

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

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than 90 days past due or interest charged at default rates. However, interest income not accrued at December 31, 2022, but collected prior to the issuance of this report is included in income for the year ended December 31, 2022.

Origination, modification fee and other revenue, generally 1% – 3% of either the original loan principal or the modified loan balance, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with FASB ASC 310.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets that the company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. The Company does not expect to incur any corporate federal income tax liability outside of the TRSs, as we believe we have maintained our qualification as a REIT. During the year ended December 31, 2022 and 2021, the Company’s TRSs recognized no provisions for federal income tax or state, local and franchise taxes on the Company’s consolidated statements of operations. During the year ended December 31, 2022 and 2021, there were no recognized provisions for federal income tax nor state, local and franchise tax.

The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of December 31, 2022 and 2021.

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

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments-Credit Losses (FASB ASC Topic 326), Troubled Debt Restructurings and Vintage Disclosures." ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit loss ("CECL") model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross writeoffs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This guidance is effective for fiscal years

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this new guidance by the required date and does not anticipate that this update will have a material impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 was issued to (1) to clarify the guidance in FASB ASC Topic 820, “Fair Value Measurement”, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with FASB ASC Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the accounting and disclosure requirements of ASU 2022-03 and plans to adopt this new guidance on January 1, 2023. The Company does not anticipate that this update will have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts included in the December 31, 2021 consolidated financial statements have been reclassified to conform to the December 31, 2022 presentation.

3. Fair Value Measurement

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the fair value of the Company’s assets as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Stocks and ETF's	$3,282,659	$1,446,065	—	$4,728,724
Mutual funds	14,850,839	—	—	14,850,839
Debt securities	3,880,045	1,116,854	—	4,996,899
Total liquid investments	$22,013,543	$2,562,919	—	$24,576,462
Real estate owned	—	—	$5,216,149	$5,216,149

The following table sets forth by Level, within the fair value hierarchy, the fair value of the Company’s assets as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Stocks and ETF's	$10,618,756	—	—	$10,618,756
Mutual funds	27,370,857	—	—	27,370,857
Debt securities	22,644,048			22,644,048
Total liquid investments	$60,633,661	—	—	$60,633,661
Real estate owned	—	—	$6,559,010	$6,559,010

Following is a description of the methodologies used for assets measured at fair value:

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Stocks and ETFs(level 1 and 2): Valued at the closing price reported in the active market in which the individual securities are traded.

Mutual funds(level 1 and 2): Valued at the daily closing price reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the U.S. Securities and Exchange Commission. These funds are required to publish their daily net asset values and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

Debt securities: Valued at the closing price reported in the active market in which the individual securities are traded.

Real estate owned: The Company estimates fair values of real estate owned using market information such as recent sales contracts, appraisals, recent sales, assessed values or discounted cash value models.

See Note 5 for the roll forward of real estate owned – level 3 assets.

Impact of Fair Value of AFS Securities on OCI

The carrying value of the Company’s financial instruments approximates fair value genrally due to the relative short-term nature of such instruments. Our other financial assets and financial liabilities have fair value that approximate their carrying value.

The following table presents the impact of the Company's Available-For-Sale (AFS) securities - debt securities on its Other Comprehensive Income (OCI) for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
OCI from AFS securities – debt securities:
Unrealized (losses) on AFS-debt securities at beginning of period	$(476,016)	$(25,992)
Reversal of losses from unrealized to realized	310,000	—
Unrealized (losses) on securities available-for-sale – debt securities	(395,474)	(450,024)
Change in OCI from AFS securities – debt securities	(85,474)	(450,024)
Balance at end of period	$(561,490)	$(476,016)

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

For the years ended December 31, 2022 and 2021, the aggregate amounts of loans funded by the Company were $300,277,303 and $251,832,318, respectively, offset by principal repayments of $131,840,244 and $115,147,409, respectively.

As of December 31, 2022, the Company’s mortgage loan portfolio includes loans ranging in size up to $27,315,000 with stated interest rates ranging from 5.0% to 14.2%, and a default interest rate for non-payment of up to 18%.

As of December 31, 2022 and 2021, the Company’s mortgage loan portfolio had an impairment loss of $105,000 and $0, respectively.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

At December 31, 2022 and 2021, no single borrower or group of related borrowers had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company may agree to extend the term of a loan if, at the time of the extension, the loan and the borrower meet all the Company’s underwriting requirements. The Company treats a loan extension as a new loan.

Credit Risk

Credit risk profile based on loan activity as of December 31, 2022 and 2021:

					Total
					Outstanding
	Residential	Commercial	Land	Mixed Use	Mortgages
December 31, 2021	$157,841,896	$95,319,795	$20,755,891	$18,383,627	$292,301,209
December 31, 2022	$229,943,558	$154,824,551	$46,499,044	$29,366,115	$460,633,268

The following is the maturities of mortgages receivable as of December 31:

2022 and prior	$61,562,418
2023	311,297,247
2024	85,968,294
2025	1,699,500
Thereafter	105,809
Total	$460,633,268

At December 31, 2022, of the 444 mortgage loans in the Company’s portfolio, 40 were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges as of December 31, 2022 was approximately $24.0 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

At December 31, 2021, of the 520 mortgage loans in the Company’s portfolio, 16 were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges as of December 31, 2021 was approximately $4.4 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

5. Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of December 31, 2022 and 2021, real estate owned totaled $5,216,149 and $6,559,010, respectively, with no valuation allowance in either year. During the year ended December 31, 2022, the Company’s real estate owned portfolio recorded an impairment loss of $799,909 compared to an impairment loss of $719,000 in 2021.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents the activity of the Company’s real estate owned for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Real estate owned at beginning of period	$6,559,010	$8,861,609
Transfers to real estate owned	1,376,733	685,700
Charges and improvements to real estate owned	126,442	296,173
Proceeds from sale of real estate owned	(2,090,879)	(2,399,557)
Impairment of real estate owned	(799,909)	(719,000)
Gain (Loss) on sale of real estate owned	44,752	(165,915)
Balance at end of period	$5,216,149	$6,559,010

As of December 31, 2022, real estate owned included $801,394 of real estate held for rental and $4,414,755 of real estate held for sale. As of December 31, 2021, real estate owned included $786,302 of real estate held for rental and $5,772,708 of real estate held for sale.

Properties Held for Sale

During the year ended December 31, 2022, the Company sold five properties held for sale and recognized an aggregate gain of $44,752. During the year ended December 31, 2021, the Company sold ten properties held for sale and recognized an aggregate loss of $165,915.

Properties Held for Rental

As of December 31, 2022, one property, a commercial building, was held for rental. The tenant signed a 5 year lease that commenced on August 1, 2021.

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2022	$53,200
Year ending December 31, 2023	53,200
Year ending December 31, 2024	53,200
Year ending December 31, 2025	53,200
Total	$212,800

6. Other Assets

As of December 31, 2022 and December 31, 2021, other assets consists of the following:

	December 31, 2022	December 31, 2021
Prepaid expenses	$410,373	$271,291
Other receivables	3,519,804	94,108
Other assets	477,048	306,440
Goodwill	391,000	—
Intangible asset - trade name	130,400	—
Deferred financing costs, net	54,548	264,451
Total	$4,983,173	$936,290

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

7. Line of Credit, Mortgage Payable, and Churchill Facility

Wells Fargo Margin Line of Credit

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company's portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (5.75% at December 31, 2022). As of December 31, 2022 the total outstanding balance was $3,587,894.

Mortgage Payable

In 2021, the Company obtained a $1.4 million adjustable-rate mortgage loan from New Haven Bank (the “NHB Mortgage”) of which $750,000 was funded at closing and remained outstanding as of December 31, 2022. The NHB Mortgage accrues interest at an initial rate of 3.75% per annum for the first 72 months and was due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest was due and payable. Beginning on December 1, 2022 and through December 1, 2037, principal and interest on the NHB Mortgage were to be due and payable on a monthly basis. All payments under the NHB Mortgage was to be amortized based on a 20-year amortization schedule. The interest rate was to be adjusted on each of December 1, 2027 and 2032 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 2.60%. The NHB Mortgage was a non-recourse loan, secured by a first mortgage lien on each of the properties, located at 698 Main Street, Branford, Connecticut, and 568 East Main Street, Branford, Connecticut. The $750,000 of proceeds funded at closing were used to reimburse the Company for out-of-pocket costs relating to the acquisition of the East Main Street property. The balance of the loan was used to reimburse the Company for the out-of-pocket costs incurred to renovate the East Main Street property. The NHB Mortgage was refinanced on February 28, 2023. See note 22 – Subsequent Events.

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day LIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. On November 18, 2022, the Facility was amended to replace the 90-day LIBOR with the 90-day SOFR as the new benchmark rate. As of December 31, 2022 the effective rate charged under the Facility was 8.52%.

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

The Company uses the proceeds from the Facility to finance the continued expansion of its lending business and for general corporate purposes. At December 31, 2022, the total amount outstanding under the Facility was $42,533,466. The collateral pledged to Churchill at December 31, 2022 was 32 mortgage loans that in the aggregate had unpaid principal balance of approximately $77.8 million.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Each of the NHB Mortgage and the Facility contain cross-default provisions, as defined.

8. Financing Transactions

During the year ended December 31, 2022, the Company generated approximately $162,419,000 of gross proceeds from the sale of its securities as follows:

(i)	$51,875,000 from the sale of its 6.0% unsecured, unsubordinated notes due March 30, 2027;
(ii)	$30,000,000 from the sale of its 7.125% unsecured, unsubordinated notes due June 30, 2027;
(iii)	$40,250,000 from the sale of its 8.00% unsecured, unsubordinated notes due September 30, 2027; and
(iv)	approximately, $40,294,000 from the sale of 7,879,907 common shares in “at-the-market” offerings.

The net proceeds from the sale of these securities, approximately $157.6 million, were used primarily to fund new mortgage loans, for working capital and general corporate purposes.

During the year ended December 31, 2021, the Company generated approximately $156.8 million of gross proceeds from the sale of its securities as follows:

(i)$51,750,000 from the sale of its 6.0% unsecured, unsubordinated notes due December 30, 2026;

(ii) $47,575,000 from the sale of its 7.75% cumulative Series A Preferred Stock; and

(iii) $57,510,243 from the sale of 10,490,188 common shares in “at-the-market” offerings.

The net proceeds from the sale of these securities were used primarily to fund new mortgage loans, for working capital and general corporate purposes

9. Notes Payable

At December 31, 2022, the Company had an aggregate of $288,401,750 of unsecured, unsubordinated notes payable outstanding, net of $8,352,597 of deferred financing costs (collectively, the “Notes”).

(i)	Notes having an aggregate principal amount of $23,663,000 bearing interest at 7.125% per annum and maturing June 30, 2024 (“the June 2024 Notes”);
(ii)	Notes having an aggregate principal amount of $34,500,000 bearing interest at 6.875% per annum and maturing December 30, 2024 (the “December 2024 Notes”);
(iii)	Notes having an aggregate principal amount of $56,363,750 bearing interest at 7.75% per annum and maturing September 30, 2025 (the “September 2025 Notes”);
(iv)	Notes having an aggregate principal amount of $51,750,000 bearing interest at 6.0% per annum and maturing December 30, 2026 (the "December 2026 Notes");
(v)	Notes having an aggregate principal amount of $51,875,000 bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”);

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The following are the future principal payments on the notes payable as of December 31, 2022:

Year ending December 31,	Amount
2023	$—
2024	58,163,000
2025	56,363,750
2026	51,750,000
2027	122,125,000
Total principal payments	288,401,750
Deferred financing costs	(8,352,597)
Total notes payable, net of deferred financing costs	$280,049,153

The estimated amortization of the deferred financing costs as of December 31, 2022 is as follows:

Year ending December 31,	Amount
2023	$2,304,107
2024	2,336,228
2025	1,807,606
2026	1,410,319
2027	494,337
Total deferred costs	$8,352,597

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

10. Accounts Payable and Accrued Liabilities

As of December 31, 2022 and December 31, 2021, accounts payable and accrued liabilities include the following:

	December 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$1,109,789	$501,753
Other notes	6,014	30,921
Accrued interest	323,416	164,729
Total	$1,439,219	$697,403

11. Fee and Other Income

For the years ended December 31, 2022 and 2021, fee and other income consists of the following:

	Year Ended
	December 31,
	2022	2021
Late and other fees	$415,728	$519,087
Processing fees	194,000	193,492
Rental income, net	65,847	30,663
Extension fees	666,036	318,922
Other fees	316,407	203,919
Legal fees	321,555	254,150
Other income	989,544	779,737
Total	$2,969,117	$2,299,970

12. Commitments and Contingencies

Origination, Modification Fees and other

Loan origination, modification and other fees generally range from 1%-3% of the original loan principal or the modified loan balance and, generally, are payable at the time the loan is funded or modified. The unamortized portion is recorded as deferred revenue on the balance sheet. At December 31, 2022, deferred revenue was $4,360,452, which will be recorded as income as follows:

Year ending December 31, 2023	$3,851,834
Year ending December 31, 2024	508,618
Total	$4,360,452

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is generally recognized in full at the time of repayment. If the borrower is entitled to a partial refund of the origination fee collected in connection with a prepaid loan, the Company credits the refundable portion against the balance due on the loan. For the years ended December 31, 2022 and 2021, approximately $-0- and $930 of origination fees were refunded in connection with prepaid loans, respectively.

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000,

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

which was increased in April 2018, April 2021 and April 2022 to $360,000, $500,000 and $750,000, respectively; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2021, the Company granted 89,928 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on each of January 1, 2022 and 2023, and the remaining one-third will vest on January 1, 2024. In April 2022, the Company granted 98,425 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025. In February 2023, the Company granted 130,890 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares will vest on each of January 1, 2024, 2025 and 2026. As of December 31, 2022, there were 158,377 restricted common shares that remain unvested.

In July 2022, the Company entered into an employment agreement with John E. Warch, the material terms of which are as follows: (i) the employment term commenced on August 1, 2022 and will continue until terminated by either party; (ii) a base salary of $325,000; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; and (vi) payments upon termination of employment or a change in control. In February 2023, the Company granted 8,000 restricted common shares (having a market value of approximately $30,000) to Mr. Warch. One-third of such shares vested on February 9, 2023, and an additional one-third will vest on each of Febuary 9, 2024 and 2025.

Unfunded Commitments

At December 31, 2022, the Company had future funding obligations totaling $114,556,794, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At December 31, 2022, there was one such property. The unpaid principal balance on the property that is subject to this proceeding was approximately $105,000.

13. Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of December 31, 2022, and 2021, loans to known shareholders totaled $23,545,094 and $16,629,844, respectively. Interest income earned on these loans totaled $1,896,834 and $830,925 for the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, the wife of the Company’s chief executive officer was employed by the Company as its director of finance. For 2022 and 2021, she received compensation of $63,168 and $120,000, respectively. She retired in the third quarter of 2022.

In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For 2022 and 2021, she received compensation of $141,652 and $10,962, respectively.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (approximately 43.5%), Florida (approximately 23.5%) and New York (approximately 12.9%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

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

In connection with a public offering that was consummated in October 2017, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of $5.00 per share. In January 2022, warrants to purchase 93,750 of the Company’s common shares were exercised. The holders of those warrants elected to use the cashless exercise option available to them under the terms of the warrants. As such, they received 19,658 common shares. On October 24, 2022, all the unexercised warrants expired.

16. Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of December 31, 2022 was 1,188,468.

During the years ended December 31, 2022 and 2021, the Company granted an aggregate of 163,967 and 109,681 restricted common shares under the Plan, respectively. With respect to the restricted common shares granted in 2022, (i) 20,598 shares vested immediately on the date of grant, an additional 20,597 shares will vest on each of the first and second anniversaries of the date of grant and 3,750 shares will vest on the fourth anniversary of the date of grant, and (ii) 32,808 shares will vest on January 1, 2023, 32,808 shares will vest on January 1, 2024 and 32,809 shares will vest on January 1, 2025. With respect to the restricted common shares

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

granted in 2021, (i) 29,976 shares vested on each of January 1, 2022 and January 1, 2023 and an additional 29,976 shares will vest on January 1, 2024, (ii) 3,750 shares vested immediately on the date of grant, an additional 3,750 shares will vest on each of the first, second and third anniversaries of the date of grant and (iii) 4,753 shares became fully-vested when the Company waived the restrictions on such shares upon the retirement of its then executive vice president and chief operating officer in January 2022.

As of December 31, 2022, there were 47,788 restricted common shares that remain unvested, not including the unvested shares disclosed in footnote 12.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees who meet the participation criteria are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the years ended December 31, 2022 and 2021, the 401(k) Plan expense was $92,831 and $47,164, respectively.

17. Equity Offerings

On December 6, 2021, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $44,925,000 of its common shares in an “at-the market” offering. During the year ended December 31, 2022, the Company sold an aggregate of 7,879,907 common shares under this prospectus and realized net proceeds of $39,487,960 in connection therewith. In 2021, the Company sold an aggregate of 10,490,188 common shares and realized net proceeds of approximately $56.0 million. The shares were sold to the public pursuant to at-the-market offerings.

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75,000,000 of its common shares and its Series A Preferred Stock (as defined in Note 20 below) with an aggregate liquidation preference of up to $25,000,000 in an “at-the market” offering, which is ongoing. During the year ended December 31, 2022, the Company did not sell any shares of Series A Preferred Stock and sold approximately $2.0 million of its common shares under this prospectus. At December 31, 2022, approximately $71.3 million of common shares and $25 million of Series A Preferred Stock were available for future sale under the ongoing “at-the market” offering.

18. Partnership Investments

As of December 31, 2022, the Company had invested an aggregate of approximately $30.8 million in four limited liability companies managed by a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s ownership interest in the four limited liability companies ranges up to 49%. The Company accounts for these investments at cost because the Company does not control or have significant influence over the investments. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

The Company’s partnership investments can be categorized into two fund structures, fund investments and direct loan investments. The fund investments primarily include investments in two funds that invest in mortgage loans to borrowers. The direct loan investments are through two partnerships whereby the Company directly invests in the participation of individual loans to borrowers. Both the fund and direct loan structure primarily invest in mortgage loans to borrowers with a majority of the deals being leveraged by a bank. These loans are primarily two to three year collateralized mortgage loans, often with contractual extension options for the borrowers of an additional year. The Company receives quarterly dividends from the partnerships that are composed of a preferred return, return of capital and promote depending on each loans waterfall calculation, as defined by the loan agreements. The Company cannot redeem its fund investment at any time, its investment will be repaid as the underlying loans are repaid. The Company expects to be repaid on its current investments by December 31, 2026.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

For the year ended December 31, 2022 and 2021, the partnerships generated $1,809,564 and $142,026, respectively, of income for the Company.

At December 31, 2022, the Company had unfunded partnership commitments totaling approximately $4.0 million.

19. Special Purpose Acquisition Corporation

On March 24, 2021, the Company loaned $25,000 to its wholly-owned subsidiary, Sachem Sponsor LLC. Sachem Sponsor LLC used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. As of December 31, 2022, the Company had incurred approximately $452,000 of costs related to the preparation and filing of the registration statement, including legal fees, accounting fees and filing fees as well organizational costs and an expense advance to the underwriter.

On July 14, 2021, Sachem Acquisition Corp. filed a registration statement on Form S-1 registering the sale of 5,750,000 units at $10.00 per unit, or $57,500,000 in the aggregate. Each unit consists of one share of Class A common stock and one-half of a warrant to purchase one share of Class A common stock.

20. Series A Preferred Stock

On June 25, 2021, the Company filed a Certificate of Amendment with the Department of State of the State of New York to designate 1,955,000 shares of the Company’s authorized preferred shares, par value $0.001 per share, as shares of Series A Preferred Stock (the “Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth therein (the “Certificate of Amendment”). The Certificate of Amendment provides that the Company will pay quarterly cumulative dividends on the Series A Preferred Stock, in arrears, on the 30th day of each of September, December, March and June from, and including, the date of original issuance of the Series A Preferred Stock at 7.75% of the $25.00 per share liquidation preference per annum (equivalent to $1.9375 per annum per share). The Series A Preferred Stock will not be redeemable before June 29, 2026, except upon the occurrence of a Change of Control (as defined in the Certificate of Amendment). On or after June 29, 2026, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. Upon the occurrence of a Change of Control, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into common shares in connection with a Change of Control by the holders of the Series A Preferred Stock. Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company’s election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date as defined in the Certificate of Amendment) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of the common shares determined by formula, in each case, on the terms and subject to the conditions described in the Certificate of Amendment, including provisions for the receipt, under specified circumstances, of alternative consideration as described in the Certificate of Amendment. Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights.

On August 23, 2022, in connection with the ongoing “at-the market” offering, the Company filed a Certificate of Amendment with the Department of State of the State of New York to increase the number of authorized shares of Series A Preferred Stock from 1,955,000 to 2,903,000 and to fix the number of common shares to be reserved upon conversion of the Series A Preferred Stock at 72,575,000.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

21. Acquisition of Urbane New Haven, LLC Assets

In October 2022, the Company acquired substantially all the business assets of Urbane New Haven, LLC, a premier real estate firm specializing in all phases of development and construction, including architecture, design, contracting, and marketing. The purchase price for the Urbane New Haven, LLC’s assets was 300,000 of the Company’s common shares. An independent third-party valuation was performed in accordance with FASB ASC 805 and the fair value of the shares was deemed to be $996,000. The fair value was allocated $474,600 to fixed assets, $391,000 to goodwill (which is deductible for tax purposes) and $130,400 to the trade name. In accordance with the asset purchase agreement, under certain circumstances the Company will be required to pay the seller 20% of the net proceeds, as defined, of certain real estate development projects completed by the Company until such time that the principal former owner is no longer employed by the Company. Any future payments will be expensed and included in net income.

22. Charter Amendments

On July 19, 2022, after shareholders approved an amendment to the Company’s charter at its 2022 Annual Meeting of Shareholders held on July 19, 2022, the Company filed a Certificate of Amendment of the Certificate of Incorporation to increase the number of authorized common shares available for issuance from 100,000,000 to 200,000,000.

23. Subsequent Events

On January 10, 2023, the Company paid a dividend of $0.13 per share, or $5,342,160 in the aggregate, to common shareholders of record as of December 31, 2022.

On January 10, 2023, William C. Haydon, resigned from his position as the Chief Investment Officer, Chief Credit Officer and Director Investor Relations of the Company.

From January 3, 2023 through March 30, 2023, the Company sold an aggregate of 2,479,798 common shares under its at-the-market offering facility, realizing gross proceeds of approximately $9.4 million. Additionally, over the same period, the Company sold shares of its Series A Preferred Stock having an aggregate liquidation preference of $154,675 under its at-the-market offering facility. The gross proceeds from the sale of these shares were $139,500 representing a discount of approximately 10% from the liquidation preference.

In February 2023, the Company granted an aggregate of 44,500 restricted common shares (having a market value of approximately $141,000) to its employees. One-third of such shares vested immediately on the grant date, and an additional one-third will vest on each of the first and second anniversaries of the grant date.

On February 28, 2023, the Company refinanced its then existing $1.4 million adjustable-rate mortgage loan, obtained in November 2021 from New Haven Bank with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank. The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured primarily by a first mortgage lien on the properties located 698 Main Street, Branford, Connecticut and 568 East Main Street, Branford, Connecticut, which are owned by the Company.

On March 2, 2023, the Company entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Credit Facility”). Under the Credit Agreement, the Company also has the right to request an increase in the size of the Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. Loans under the Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Credit Facility are secured by a first priority lien on virtually all

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure) and mortgages sold to Churchill under the Facility. The Credit Facility expires March 2, 2026 but the Company has a right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as it is not in default and satisfies certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. The Company may terminate the Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination.

Management has evaluated subsequent events through March 30, 2023 the date on which the consolidated financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying consolidated financial statements.