Form 10-Q
period 2023-03-31
Sachem Capital Corp.
filed 2023-05-15
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-37997

SACHEM CAPITAL CORP.

(Exact name of registrant as specified in its charter)

New York	81-3467779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

568 East Main Street, Branford, CT 06405

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

As of May 15, 2023, the Issuer had a total of 43,893,050 common shares, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, some of which are described in our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$20,332,516	$23,713,097
Investment securities	35,837,202	24,576,462
Mortgages receivable, net	476,469,464	460,633,268
Interest and fees receivable, net	6,645,909	6,309,845
Due from borrowers, net	6,037,966	5,276,967
Real estate owned	6,138,912	5,216,149
Investments in partnerships	35,322,234	30,831,180
Property and equipment, net	4,792,472	4,121,721
Other assets	5,420,367	4,983,173
Total assets	$596,997,042	$565,661,862

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $7,793,640 and $8,352,597)	$280,608,110	$280,049,153
Repurchase facility	54,055,815	42,533,466
Mortgage payable	1,660,000	750,000
Line of credit	13,673,930	3,587,894
Accrued dividends payable	—	5,342,160
Accounts payable and accrued liabilities	2,007,450	1,439,219
Advances from borrowers	11,314,622	9,892,164
Deferred revenue	4,681,060	4,360,452
Total liabilities	368,000,987	347,954,508

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares - $0.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 1,909,187 and 1,903,000 shares of Series A Preferred Stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,909	1,903
Common shares - $0.001 par value; 200,000,000 shares authorized; 43,756,724 and 41,093,536 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	43,757	41,094
Paid-in capital	235,709,499	226,220,990
Accumulated other comprehensive loss	(469,853)	(561,490)
Accumulated deficit	(6,289,257)	(7,995,143)
Total shareholders’ equity	228,996,055	217,707,354
Total liabilities and shareholders’ equity	$596,997,042	$565,661,862

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Interest income from loans	$10,983,326	$8,511,375
Investment gain, net	274,796	117,337
Income from partnership investments	549,723	272,488
Origination and modification fees, net	1,475,920	1,843,841
Fee and other income	707,605	608,564
Unrealized gain (loss) on investment securities	716,389	(1,052,230)
Total revenue	14,707,759	10,301,375

Operating costs and expenses:
Interest and amortization of deferred financing costs	6,872,967	3,898,389
Compensation, fees and taxes	1,779,318	993,962
General and administrative expenses	898,115	631,948
Other expenses	83,722	99,272
(Gain) Loss on sale of real estate	(148,100)	65,838
Allowance for credit losses	101,515	105,000
Impairment loss	—	155,500
Total operating costs and expenses	9,587,537	5,949,909
Net income	5,120,222	4,351,466
Series A Preferred Stock dividend	(924,762)	(921,766)
Net income attributable to common shareholders	4,195,460	3,429,700

Other comprehensive loss
Unrealized gain on investment securities	91,637	242,808
Comprehensive income	$4,287,097	$3,672,508
Basic and diluted net income per common share outstanding:
Basic	$0.10	$0.10
Diluted	$0.10	$0.10
Weighted average number of common shares outstanding:
Basic	42,792,509	34,892,883
Diluted	42,792,509	34,898,666

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2023	1,903,000	$1,903	41,093,536	$41,094	$226,220,990	$(561,490)	$(7,995,143)	$217,707,354

Cumulative effect of change in accounting principle - Adoption of ASU 2016-13 (Note 2)	—	—	—	—	—	—	(2,489,574)	(2,489,574)

Issuance of Series A Preferred Stock, net of expenses	6,187	6	—	—	136,699	—	—	136,705

Issuance of common shares, net of expenses	—	—	2,479,798	2,480	9,178,678	—	—	9,181,158

Stock based compensation	—	—	183,390	183	173,132	—	—	173,315

Unrealized gain on investments	—	—	—	—	—	91,637	—	91,637

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(924,762)	(924,762)

Net income for the period ended March 31, 2023	—	—	—	—	—	—	5,120,222	5,120,222
Balance, March 31, 2023	1,909,187	$1,909	43,756,724	$43,757	$235,709,499	$(469,853)	$(6,289,257)	$228,996,055

	FOR THE THREE MONTHS ENDED MARCH 31, 2022
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2022	1,903,000	$1,903	32,730,004	$32,730	$185,516,394	$(476,016)	$(4,992,450)	$180,082,561

Issuance of common shares, net of expenses	—	—	2,730,725	2,730	15,545,085	—	—	15,547,815

Exercise of warrants	—	—	19,658	20	(20)	—	—	—

Stock based compensation	—	—	33,500	34	106,845	—	—	106,879

Unrealized gain on marketable securities	—	—	—	—	—	242,808	—	242,808

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(921,766)	(921,766)

Net income for the period ended March 31, 2022	—	—	—	—	—	—	4,351,466	4,351,466
Balance, March 31, 2022	1,903,000	$1,903	35,513,887	$35,514	$201,168,304	$(233,208)	$(1,562,750)	$199,409,763

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,120,222	$4,351,466
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	600,215	469,251
Depreciation expense	40,132	22,239
Stock based compensation	173,315	106,879
Allowance for credit losses	101,515	105,000
Impairment loss	—	155,500
(Gain) loss on sale of real estate	(148,100)	65,838
Unrealized(gain) loss on investment securities	(716,389)	1,052,230
(Gain) loss on sale of investment securities	(275,879)	154,135
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(366,191)	(395,924)
Other assets - miscellaneous	(499,651)	(210,688)
Due from borrowers	(783,302)	(292,302)
Other assets - prepaid expenses	9,955	42,220
(Decrease) increase in:
Accounts payable and accrued liabilities - accrued interest	95,221	121,913
Accounts payable and accrued liabilities - accounts payable and accrued expenses	(84,738)	10,720
Deferred revenue	320,608	232,794
Advances from borrowers	1,422,458	1,563,852
Total adjustments	(110,831)	3,203,657

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,009,391	7,555,123

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(13,971,218)	(27,545,183)
Proceeds from the sale of investment securities	3,780,522	51,705,055
Purchase of interests in investment partnerships, net	(4,491,054)	(11,358,017)
Proceeds from sale of real estate owned	515,136	622,737
Acquisitions of and improvements to real estate owned, net	(103,136)	(177,336)
Purchase of property and equipment	(710,883)	(3,658)
Principal disbursements for mortgages receivable	(58,883,818)	(88,735,230)
Principal collections on mortgages receivable	39,884,300	27,106,768
Other assets – pre-offering costs	25,111	(57,768)
NET CASH USED FOR INVESTING ACTIVITIES	(33,955,040)	(48,442,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) line of credit	10,086,036	(9,898,667)
Net proceeds from repurchase facility	11,522,349	7,857,960
Proceeds from mortgage	910,000	—
Accounts payable and accrued liabilities - principal payments on other notes	(4,252)	(6,627)
Dividends paid on Common Stock	(5,342,160)	(3,927,600)
Dividends paid on Series A Preferred Stock	(924,762)	(921,766)
Proceeds from issuance of common shares, net of expenses	9,181,158	15,547,815
Proceeds from issuance of Series A Preferred Stock, net of expenses	136,699	—
Gross proceeds from issuance of fixed rate notes	—	50,000,000
Financings costs incurred in connection with fixed rate notes	—	(1,839,034)
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,565,068	56,812,081

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,380,581)	15,924,572

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	23,713,097	41,938,897

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,332,516	$57,863,469

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$6,191,398	$3,307,225

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the three months ended March 31, 2023 amounted to $1,186,663.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

2.    Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results to be attained in the entire fiscal year, or for any subsequent period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on (a) various assumptions that are based on experience, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could materially differ from those estimates.

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

Investment Securities

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values.

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. If qualitative factors indicate an available for sale debt security may be credit impaired the loss is measured as the excess of carrying value over the present value of expected cash flows, limited to the excess of carrying value over fair value. To determine credit losses, the Company may employ a systematic

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company has plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in net income and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). The Company performs a qualitative assessment on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in net income.

Current Expected Credit Losses Allowance

The Company adopted the current expected credit loss (“CECL”) standard effective January 1, 2023 in accordance with ASU No. 2016-13. The initial CECL allowance adjustment of $2,489,574 was recorded effective January 1, 2023 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on the consolidated statements of shareholders’ equity; however, subsequent changes to the CECL allowance will be recognized in the consolidated statements of comprehensive income.

The Company records an allowance for credit losses in accordance with the CECL standard on the Company’s loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. As allowed under the CECL standard the Company uses, as a practical expedient, the fair value of the collateral at the reporting date when recording the net carrying amount of the loan and determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The amount of loans in pending/pre-foreclosure as of March 31, 2023 and December 31, 2022 was approximately $40.6 million and $24.0 million, respectively. As of March 31, 2023 and December 31, 2022, there were no such loans in pending/pre-foreclosure that required an allowance for credit loss.

The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. The Company utilizes a loss-rate method for estimating current expected credit losses. The loss rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, the Company considers various factors including (1) historical loss experience in its portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) its current and future view of the macroeconomic environment. The Company utilizes a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loans based on evaluating historical credit loss experience and making adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The CECL allowance related to the principal outstanding is presented within “Mortgages receivable, net” and for unfunded commitments is within accounts payable and accrued liabilities in the Company’s consolidated balance sheets. The CECL allowance related to the late payment fees are presented in “Interest and fees receivable” and “Due from borrowers” in the Company’s consolidated balance sheets.

As of March 31, 2023 and January 1, 2023, the CECL allowance for mortgages receivable was approximately $2.0 million and approximately $1.9 million, respectively, an increase of approximately $55,000.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

As of March 31, 2023 and January 1, 2023, the CECL allowance for interest and fees receivable was approximately $30,100 and approximately $26,100, respectively, an increase of $4,000.

As of March 31, 2023 and January 1, 2023, the CECL allowance for due from borrower was approximately $22,300 and $19,900, respectively, an increase of approximately $2,400.

As of March 31, 2023 and January 1, 2023, the CECL allowance for unfunded commitments was $562,000, and approximately $522,000, respectively, an increase of approximately $40,000.

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

Land and building acquired in 2021 to serve as the Company’s future corporate headquarters is stated at cost. Renovation of the building was completed in the first quarter of 2023 and the Company relocated its operations to the new building in March 2023. The building is being depreciated using the straight-line method over its estimated useful life of 40 years. The new building was placed in service during the three months ended March of 2023.

Real Estate Owned

Real estate owned by the Company is stated at cost and is tested for impairment quarterly.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Consolidations

The consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated.

Impairment of Long-Lived Assets

The Company monitors events or changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair market value of the assets.

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at March 31, 2023 represents the excess of the consideration paid over the fair value of net assets acquired from Urbane New Haven, LLC in October 2022.

In testing goodwill for impairment, the Company follows FASB ASC 350, “Intangibles—Goodwill and Other”, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or the Company chooses not to perform the qualitative assessment, then the Company compares the fair value of that reporting unit with its carrying value, including goodwill.

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 7-Line of Credit, Mortgage Payable, Churchill Facility, and Needham Facility are, amortized over the term of the applicable facility using the straight-line method.

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 9 - Notes Payable, are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than 90 days past due or interest charged at default rates. However, interest income not accrued at March 31, 2023 but collected prior to the issuance of this report is included in income for the period ended March 31, 2023.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. The Company does not expect to incur any corporate federal income tax liability outside of the TRSs, as it believes it has maintained its qualification as a REIT. During the three months ended March 31, 2023 and 2022, the Company’s TRSs recognized no provisions for federal income tax or state, local and franchise taxes on the Company’s consolidated statements of operations. During the three months ended March 31, 2023 and 2022, there were no recognized provisions for federal income tax nor state, local and franchise tax.

The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of March 31, 2023 and 2022.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”, (ASU 2016-13), which changes accounting requirements for the measurement and recognition of expected credit losses from an incurred or probable methodology to a current expected credit loss methodology. Mortgages receivable, unfunded loan commitments, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are the only items currently held by the Company that are within the scope of ASU 2016-13. The Company adopted this ASU effective January 1, 2023 and applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition on January 1, 2023, the cumulative effect of adopting this ASU resulted in a decrease in retained earnings of $2,489,574 and an increase in the allowance for credit losses. The increase in the allowance is driven by the fact that the allowance under CECL covers expected credit losses over the full expected life of the loan portfolios and also takes into account forecasts of expected future economic conditions.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses” (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings (“TDR”) for creditors that have adopted the CECL standard and requires enhanced disclosures for loan modifications made to borrowers experiencing financial difficulty in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays, or term extensions. In addition, the new guidance requires presentation in the vintage disclosures of current-period gross write-offs by year of origination. The amendments in this update became effective for fiscal years beginning after December 15, 2022. This update did not have a material effect on the Company’s financial statements.

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

Reclassifications

Certain amounts included in the March 31, 2022 and December 31, 2022 consolidated financial statements have been reclassified to conform to the March 31, 2023 presentation.

3.    Fair Value Measurement

The fair value measurement level within the fair value hierarchy of an asset or liability is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$—	$1,403,680	$—	$1,403,680
Mutual funds	15,193,680	—	—	15,193,680
Debt securities	18,109,325	1,130,517	—	19,239,842
Total liquid investments	$33,303,005	$2,534,197	$—	$35,837,202
Real estate owned	$—	$—	$6,138,912	$6,138,912

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Stocks and ETF’s	$3,282,659	$1,446,065	—	$4,728,724
Mutual funds	14,850,839	—	—	14,850,839
Debt securities	3,880,045	1,116,854	—	4,996,899
Total liquid investments	$22,013,543	$2,562,919	—	$24,576,462
Real estate owned	—	—	$5,216,149	$5,216,149

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Following is a description of the methodologies used for assets measured at fair value:

Stocks and ETFs (level 1 and 2): Valued at the closing price reported in the active market in which the individual securities are traded.

Mutual funds (level 1 and 2): Valued at the daily closing price reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the U.S. Securities and Exchange Commission. These funds are required to publish their daily net asset values and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

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

Impact of Fair Value of AFS Securities on OCI

The carrying value of the Company’s financial instruments approximates fair value generally due to the relative short-term nature of such instruments. Other financial assets and financial liabilities have fair value that approximate their carrying value.

Pursuant to ASC 326-30-50-4 and 50-5 the Company is required to disclose investment securities that have been in a continuous unrealized loss position for 12 months or more as of the balance sheet date. As of March 31, 2023 and December 31, 2022, the Company had a continuous unrealized losses over 12 months in Available-For-Sale debt securities of approximately $517,000 and approximately $531,000, respectively. The Company reviewed a number of factors to assess the credit quality of the debt instruments including, but not limited to, current cash position, operating cash flow, and corporate earnings as of the most recently filed financial statements. As such, as of March 31, 2023, the Company has concluded no such allowance for credit losses in regards to Available-For-Sale debt securities was deemed necessary.

The following table presents the impact of the Company’s Available-For-Sale (AFS) securities - debt securities on its Other Comprehensive Income (OCI) for the three months ended March 31, 2023:

	Three months Ended
	March 31,
	2023	2022
OCI from AFS securities:
Unrealized (loss) on AFS-debt securities at beginning of period	$(561,490)	$(476,016)
Unrealized gain on securities available-for-sale – debt securities	91,637	242,808
Change in OCI from AFS securities – debt securities	91,637	242,808
Balance at end of period	$(469,853)	$(233,208)

4.    Mortgages Receivable

The Company offers secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the Northeastern United States and Florida. The Company’s lending standards typically require that the original principal amount of all mortgage receivable notes be secured by first mortgage liens on one or more properties owned by the borrower or related parties and that the maximum LTV be no greater than 70% of the appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. The Company considers the maximum LTV as an indicator for the credit quality of a mortgage note receivable. In the case of properties undergoing renovation, the loan-to-value ratio is calculated based on the estimated fair market value of the property after the renovations have been completed. However, the Company makes exceptions to this guideline if the facts and circumstances support the incremental risk. These factors include the additional collateral provided by the borrower, the

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

credit profile of the borrower, the Company’s previous relationship, if any, with the borrower, the nature of the property, the geographic market in which the property is located and any other information the Company deems appropriate.

The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

Allowance for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses inherent in the loans which are established systematically by management as of the reporting date. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. The Company uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the loans, which is supplemented by management judgment. Expected losses are estimated for groups of accounts aggregated by geographical location.

The Company’s estimate of expected credit losses includes a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. The Company reviews charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the allowance for credit losses. The Company’s charge-off policy is based on a loan by loan review of delinquent loans. The Company has an accounting policy to not place loans on nonaccrual status unless they are greater than 90 days delinquent. Accrual of interest income is generally resumed when delinquent contractual principal and interest is paid or when a portion of the delinquent contractualy payments are made and the ongoing required contractual payments have been made for an appropriate period.

As of March 31, 2023 and December 31, 2022, the Company had an outstanding principal balance of $97,106,984 and $55,691,857 of loans on nonaccrual status, respectively. The nonaccrual loans are inclusive of loans pending foreclosure. For the three months ended March 31, 2023, $649,347 of interest income was recorded on nonaccrual loans.

For the three months ended March 31, 2023 and 2022, the aggregate amounts of loans funded by the Company were $58,883,818 and $88,735,230, respectively, offset by principal repayments of $39,884,300 and $27,106,768, respectively.

As of March 31, 2023, the Company’s mortgage loan portfolio includes loans ranging in size up to $29,919,097 with stated interest rates ranging from 5.0% to 14.2%. The default interest rate is generally 18%, but could be more or less depending on state usury laws.

At March 31, 2023, and December 31, 2022, no single borrower or group of related borrowers had loans outstanding representing more than 10% of the total balance of the loans outstanding.

The Company may agree to extend the term of a loan if, at the time of the extension, the loan and the borrower meet all the Company’s then underwriting requirements. The Company treats a loan extension as a new loan. If an interest reserve is established at the time a loan is funded, accrued interest is paid out of the interest reserve and recognized as interest income at the end of each month. If no reserve is established, the borrower is required to pay the interest monthly from its own funds. The deferred origination, loan servicing and amendment fee income represents amounts that will be recognized over the contractual life of the underlying mortgage notes receivable.

Allowance for Credit Loss

In assessing the Allowance for Credit Losses (“CECL Allowance”), the Company considers historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The Company derived an annual historical loss rate based on its historical loss experience in its portfolio, adjusted to incorporate the risks of construction lending and to reflect the Company’s expectations of the macroeconomic environment.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table summarizes the activity in the CECL Allowance from adoption on January 1, 2023:

	CECL Allowance			Provision for	CECL
	as of December	Adoption of ASU		CECL	Allowance as of
(dollars in thousands)	31, 2022(1)	2016-13 (2)	Charge-offs	Allowance	March 31, 2023
Geographical Location
New England	$105	$1,302	$—	$3	$1,410
West	—	7	—	—	7
South	—	402	—	56	458
Mid-Atlantic	—	210	—	(3)	207
Total	$105	$1,921	$—	$56	$2,082

(1) As of December 31, 2022, amounts represent probable loan loss provisions recorded before the adoption of the ASU 2016-13.

(2) As a component of the adoption of ASU 2016-13, $562,000 of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in the Company’s consolidated balance sheet.

Presented below is the Company’s loan portfolio by geographical location:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Geographical Location
New England	$226,026	47.23%	$225,603	48.97%
West	3,150	0.66%	3,150	0.68%
South	154,662	32.32%	135,857	29.49%
Mid-Atlantic	94,713	19.79%	96,128	20.86%
Total	478,551	100.00%	460,738	100.00%
Less, CECL Allowance	2,082		105
Carrying value, net	$476,469		$460,633

Presented below are the carrying values by Property Type:

	March 31, 2023		December 31, 2022
	Outstanding		Outstanding
(dollars in thousands)	Principal	% of Portfolio	Principal	% of Portfolio
Property Type
Residential	$217,734	45.50%	$229,944	49.91%
Commercial	167,814	35.07%	154,929	33.63%
Land	63,515	13.27%	46,499	10.09%
Mixed use	29,488	6.16%	29,366	6.37%
Total	478,551	100.00%	460,738	100.00%
Less, CECL Allowance	2,082		105
Carrying value, net	$476,469		$460,633

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following tables allocate the carrying value of the Company’s loan portfolio based on internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	March 31, 2023		Year Originated(1)
	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2023	2022	2021	2020	Prior

Under 500	$443	0.09%	$—	$—	$—	$—	$443
501-550	4,637	0.97%	—	—	1,779	49	2,809
551-600	10,806	2.26%	—	2,678	5,073	700	2,355
601-650	40,514	8.47%	2,693	19,205	7,238	6,333	5,045
651-700	90,868	18.99%	6,784	32,306	34,570	7,113	10,095
701-750	177,295	37.04%	15,961	54,823	91,255	8,477	6,779
751-800	138,329	28.91%	3,231	75,055	48,163	9,997	1,883
801-850	15,659	3.27%	—	15,035	—	359	265
Total	478,551	100.00%	$28,669	$199,102	$188.078	$33,028	$29,674
Less, CECL Allowance	2,082
Carrying value, net	$476,469

(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

	December 31, 2022		Year Originated(1)
	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2022	2021	2020	2019	Prior

Under 500	$629	0.14%	$—	$—	$185	$235	$209
501-550	4,786	1.04%	—	1,779	87	803	2,117
551-600	15,977	3.47%	3,061	8,256	1,836	1,357	1,467
601-650	40,349	8.76%	21,382	7,474	6,273	1,547	3,673
651-700	84,085	18.25%	33,832	31,342	7,398	5,269	6,244
701-750	174,347	37.83%	65,190	90,524	11,892	5,527	1,214
751-800	125,347	27.21%	68,826	45,038	9,470	1,640	373
801-850	15,218	3.30%	14,554	—	399	—	265
Total	460,738	100.00%	$206,845	$184,413	$37,540	$16,378	$16,562
Less, CECL Allowance	105
Carrying value, net	$460,633

(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of a loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table sets forth the maturities of mortgages receivable as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023	As of December 31, 2022
2023 and prior	$300,437,227	$372,964,665
2024	163,582,069	85,968,294
2025	14,428,471	1,699,500
2026	—	—
2027	—	—
Thereafter	103,356	105,809
Total	478,551,123	460,738,268
Less, CECL Allowance	2,081,659	105,000
Total	$476,469,464	$460,633,268

At March 31, 2023, of the 406 mortgage loans included in the Company’s loan portfolio, 128, or approximately 31.5%, representing approximately $81.4 million of mortgage receivables have matured but have not been repaid in full or extended. The 128 aforementioned loans are inclusive of loans in pending/pre-foreclosure status. These loans are in the process of modification and will be extended if the borrower can satisfy the Company’s underwriting criteria, including the proper loan-to-value ratio, at the time of renewal. The Company treats renewals and extensions of existing loans as new loans.

At March 31, 2023, of the 406 mortgage loans in the Company’s loan portfolio, 52 were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges as of March 31, 2023 was approximately $40.6 million. In the case of each of these loans, the Company believes the value of the collateral exceeds the outstanding balance on the loan.

At December 31, 2022, of the 444 mortgage loans included in the Company’s loan portfolio, 105, or approximately 23.6%, representing approximately $61.7 million of mortgage receivables had matured but have not been repaid in full or extended. These loans are in the process of modification and will be extended if the borrower can satisfy the Company’s underwriting criteria, including the proper loan-to-value ratio, at the time of renewal. The Company treats renewals and extensions of existing loans as new loans.

At December 31, 2022, of the 444 mortgage loans in the Company’s loan portfolio, 40 were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges as of December 31, 2022 was approximately $24.0 million. In the case of each of these loans, the Company believed the value of the collateral exceeded the outstanding balance on the loan.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of March 31, 2023 and March 31, 2022, real estate owned totaled $6,138,912 and $6,312,818, respectively, with no valuation allowance. During the three months ended March 31, 2023, the Company recorded an impairment loss of $-0- compared to an impairment loss of $155,500 during the three months ended March 31, 2022.

As of March 31, 2023, real estate owned included $813,090 of real estate held for rental and $5,325,822 of real estate held for sale. As of March 31, 2022, real estate owned included $799,533 of real estate held for rental and $5,513,285 of real estate held for sale.

Properties Held for Sale

During the three months ended March 31, 2023, the Company sold two properties held for sale and recognized an aggregate gain of $148,100. During the three months ended March 31, 2022, the Company sold a property held for sale and recognized an aggregate loss of $65,838.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Properties Held for Rental

As of March 31, 2023, one property, a commercial building, was held for rental. The tenant signed a five-year lease that commenced on August 1, 2021.

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2023	$53,200
Year ending December 31, 2024	53,200
Year ending December 31, 2025	53,200
Year ending December 31, 2026	31,033
Total	$190,633

6.   Other Assets

As of March 31, 2023 and December 31, 2022, other assets consists of the following:

	March 31, 2023	December 31, 2022
Prepaid expenses	$400,418	$410,373
Other receivables	3,741,984	3,519,804
Other assets	459,291	477,048
Goodwill	391,000	391,000
Intangible asset – trade name	130,400	130,400
Deferred financing costs, net	297,274	54,548
Total	$5,420,367	$4,983,173

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

7.    Line of Credit, Mortgage Payable, Churchill Facility, Credit Facility

Wells Fargo Margin Line of Credit

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (6.25% at March 31, 2023, 6.50% as of May 11, 2023). As of March 31, 2023 the total outstanding balance on the Wells Fargo credit line was $13,673,930.

Mortgage Payable

In 2021, the Company obtained a $1.4 million adjustable-rate mortgage loan from New Haven Bank (the “NHB Mortgage”) of which $750,000 was funded at closing and remained outstanding as of December 31, 2022. The NHB Mortgage accrued interest at an initial rate of 3.75% per annum for the first 72 months and was due and payable in full on December 1, 2037. During the first 12 months, from December 1, 2021 to November 30, 2022, only interest was due and payable. Beginning on December 1, 2022 principal and interest on the NHB Mortgage were to be due and payable on a monthly basis. All payments under the NHB Mortgage was to be amortized based on a 20-year amortization schedule. The interest rate was to be adjusted on each of December 1, 2027 and 2032 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 2.60%. The NHB Mortgage was a non-recourse loan, secured by a first mortgage lien on each of the properties, located at 698 Main Street, Branford, Connecticut, and 568 East Main Street, Branford, Connecticut. The $750,000 of proceeds funded at closing were used to reimburse the Company for out-of-pocket costs relating to the acquisition of the East Main Street property.

On February 28, 2023, the Company refinanced the NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank (the “New NHB Mortgage”). The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured primarily by a first mortgage lien on the properties located 698 Main Street, Branford, Connecticut and 568 East Main Street, Branford, Connecticut, which are owned by the Company.

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day LIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. On November 18, 2022, the Facility was amended to replace the 90-day LIBOR with the 90-day SOFR as the new benchmark rate. As of March 31, 2023 the effective rate charged under the Facility was 9.09%.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company uses the proceeds from the Facility to finance the continued expansion of its lending business and for general corporate purposes. At March 31, 2023, the total amount outstanding under the Facility was $54,055,815. The collateral pledged to Churchill at March 31, 2023 was 31 mortgage loans that in the aggregate had unpaid principal balance of approximately $87.9 million.

Each of the New NHB Mortgage and the Churchill Facility contain cross-default provisions.

Needham Bank Credit Facility

On March 2, 2023, the Company entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Credit Facility”). Under the Credit Agreement, the Company also has the right to request an increase in the size of the Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. Loans under the Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Credit Facility are secured by a first priority lien on virtually all Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure) and mortgages sold to Churchill under the Facility. The Credit Facility expires March 2, 2026 but the Company has a right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as it is not in default and satisfies certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. The Company may terminate the Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination.

The Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires the Company to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ending June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

8.    Notes Payable

At March 31, 2023, the Company had an aggregate of $280,608,110 of unsecured, unsubordinated notes payable outstanding, net of $7,793,640 of deferred financing costs (collectively, the “Notes”). Currently, the Company has seven series of Notes outstanding:

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
(vi)	Notes having an aggregate principal amount of $30,000,000 bearing interest at 7.125% per annum and maturing June 30, 2027 (the “June 2027 Notes”); and
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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following are the future principal payments on the notes payable as of March 31, 2023:

Year ending December 31,	Amount
Remainder of 2023	$—
2024	58,163,000
2025	56,363,750
2026	51,750,000
2027	122,125,000
Total principal payments	288,401,750
Deferred financing costs	(7,793,640)
Total notes payable, net of deferred financing costs	$280,608,110

The estimated amortization of the deferred financing costs as of March 31, 2023 is as follows:

Year ending December 31,	Amount
Remainder of 2023	$1,745,150
2024	2,336,228
2025	1,807,606
2026	1,410,319
2027	494,337
Total deferred costs	$7,793,640

9.   Accounts Payable and Accrued Liabilities

As of March 31, 2023 and December 31, 2022, accounts payable and accrued liabilities include the following:

	March 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$1,025,051	$1,109,789
CECL - allowance for unfunded contractual obligation credit losses	562,000	—
Other notes	1,762	6,014
Accrued interest	418,637	323,416
Total	$2,007,450	$1,439,219

10.   Fee and Other Income

For the three month periods ended March 31, 2023 and 2022, fee and other income consists of the following:

	Three Months
	ended March 31,
	2023	2022
Late and other fees	$113,131	$128,864
Processing fees	32,070	65,855
Rental income, net	13,300	10,042
Extension fees	180,410	101,834
Other fees	203,029	50,562
Legal fees	96,500	62,100
Other income	69,165	189,307
Total	$707,605	$608,564

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

11.   Commitments and Contingencies

Origination and Modification Fees

Loan origination and modification fees generally range from 1% - 3% each of the original loan principal or the modified loan balance and, generally, are payable at the time the loan is funded or modified. The unamortized portion is recorded as deferred revenue on the consolidated balance sheet. At March 31, 2023, deferred revenue was $4,681,060, which will be recorded as income as follows:

Year ending December 31, 2023	$3,578,108
Year ending December 31, 2024	924,890
Year ending December 31, 2025	178,062
Total	$4,681,060

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018, April 2021 and April 2022 to $360,000, $500,000 and $750,000, respectively; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2021, the Company granted 89,928 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on each of January 1, 2022 and 2023, and the remaining one-third will vest on January 1, 2024. In April 2022, the Company granted 98,425 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025. In February 2023, the Company granted 130,890 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares will vest on each of January 1, 2024, 2025 and 2026. As of March 31, 2023, 226,483 restricted common shares remain unvested.

In July 2022, the Company entered into an employment agreement with John E. Warch, the material terms of which are as follows: (i) the employment term commenced on August 1, 2022 and will continue until terminated by either party; (ii) a base salary of $325,000; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; and (vi) payments upon termination of employment or a change in control. In February 2023, the Company granted 8,000 restricted common shares (having a market value of approximately $30,000) to Mr. Warch. One-third of such shares vested on February 9, 2023, and an additional one-third will vest on each of Febuary 9, 2024 and 2025. As of March 31, 2023, 5,333 restricted common shares remain unvested. Mr. Warch’s employment with the Company was terminated effective May 4, 2023.

Unfunded Commitments

At March 31, 2023, the Company had future funding obligations totaling $114,851,913, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Other

In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At March 31, 2023, there were three such proceedings. The unpaid principal balances on the properties that are the subject of these proceedings was approximately $631,000.

In accordance with the asset purchase agreement with Urbane New Haven, LLC in October 2022 under certain circumstances the Company will be required to pay the seller 20% of the net proceeds, as defined, of certain real estate development projects completed by the Company until such time that the principal former owner is no longer employed by the Company. Any future payments will be expensed and included in net income.

12.   Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of March 31, 2023, and 2022, loans to known shareholders totaled $25,436,352 and $15,594,572, respectively. Interest income earned on these loans for the three months ended March 31, 2023 and 2022 totaled $506,093 and $347,638, respectively.

The wife of the Company’s chief executive officer was employed by the Company as its director of finance until the third quarter of 2022 when she retired. For the three month periods ended March 31, 2023 and 2022, she was paid $0 and $27,500, respectively, as compensation from the Company. In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For the three month period ended March 31, 2023 and 2022, she received compensation of $43,000 and $27,500, respectively.

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

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (approximately 41.13%), Florida (approximately 26.79%) and New York (approximately 12.55%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

14.   Outstanding Warrants

In connection with a public offering that was consummated in October 2017, the Company issued to the underwriters warrants to purchase an aggregate of 187,500 common shares at an exercise price of $5.00 per share. In January 2022, warrants to purchase 93,750 of the Company’s common shares were exercised. The holders of those warrants elected to use the cashless exercise option available to them under the terms of the warrants. As such, they received 19,658 common shares. All the remaining unexercised warrants expired on October 24, 2022.

15.   Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of March 31, 2023 was 1,005,078.

During the three months ended March 31, 2023 and 2022, the Company granted an aggregate of 183,390 and 33,500 restricted common shares under the Plan, respectively with a fair value of $709,719 and $183,915, respectively.

With respect to the restricted common shares granted during the three months ended March 31, 2023, (i) an aggregate of 17,500 shares vested immediately on the date of grant, an additional aggregate of 17,500 shares will vest on each of the first and second anniversaries of the date of grant and (ii) 43,630 shares will vest on January 1, 2024, and an additional 43,630 shares will vest on January 1, 2025 and 2026, respectively.

Stock based compensation for the three months ended March 31, 2023 and 2022 was $173,132 and $106,879, respectively. As of March 31, 2023, there was unrecorded stock-based compensation expense of $1,384,043.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three months ended March 31, 2023 and 2022, the 401(k) Plan expense was $44,696 and $19,993, respectively.

16.   Equity Offerings

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75,000,000 of its common shares and its Series A Preferred Stock (as defined in Note 19 below) with an aggregate liquidation preference of up to $25,000,000 in an “at-the market” offering, which is ongoing. During the three months ended March 31, 2023, under this offering, the Company sold an aggregate of 2,479,798 common shares, realizing gross proceeds of approximately $9.4 million and sold shares of its Series A Preferred Stock having an aggregate liquidation preference of $154,675, realizing gross proceeds of $139,500 representing a discount of approximately 10% from the liquidation preference.

17.   Partnership Investments

As of March 31, 2023, the Company had invested an aggregate of approximately $35.3 million in four limited liability companies managed by a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s ownership interest in the four limited liability

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

companies ranges up to 49%. The Company accounts for these investments at cost because the Company does not control or have significant influence over the investments. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

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

For the three months ended March 31, 2023 and 2022, the partnerships generated $549,723 and $272,488, respectively, of income for the Company.

At March 31, 2023, the Company had unfunded partnership commitments totaling approximately $573,000.

18.   Special Purpose Acquisition Corporation

On March 24, 2021, the Company loaned $25,000 to its wholly-owned subsidiary, Sachem Sponsor LLC. Sachem Sponsor LLC used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. As of March 31, 2023, the Company had incurred approximately $452,000 of costs related to the preparation and filing of the registration statement, including legal fees, accounting fees and filing fees as well as organizational costs and an expense advance to the underwriter.

On July 14, 2021, Sachem Acquisition Corp. filed a registration statement on Form S-1 registering the sale of 5,750,000 units at $10.00 per unit, or $57,500,000 in the aggregate. Each unit consists of one share of Class A common stock and one-half of a warrant to purchase one share of Class A common stock.

19.   Series A Preferred Stock

The Company has designated 2,903,000 shares of its authorized preferred shares, par value $0.001 per share, as shares of Series A Preferred Stock (the “Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth in an Amended and Restated Certificate of Designation (the “Series A Designation Certificate”). The Series A Designation Certificate provides that the Company will pay quarterly cumulative dividends on the Series A Preferred Stock, in arrears, on the 30th day of each of March, June, September and December, and including, the date of original issuance of the Series A Preferred Stock until redeemed at 7.75% of the $25.00 per share liquidation preference per annum (equivalent to $1.9375 per annum per share). The Series A Preferred Stock is not redeemable before June 29, 2026, except upon the occurrence of a Change of Control (as defined in the Series A Designation Certificate). On or after June 29, 2026, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. Upon the occurrence of a Change of Control, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into common shares in connection with a Change of Control by the holders of the Series A Preferred Stock. Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company’s election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date as defined in the Series A Designation Certificate) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of the common shares determined by formula, in each case, on the terms and subject to the conditions described in the Series A Designation Certificate, including provisions for the receipt, under specified circumstances, of alternative

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

consideration as described in the Series A Designation Certificate. Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights. The Company has reserved 72,575,000 common shares for issuance upon conversion of the Series A Preferred Stock.

20.   Subsequent Events

From April 1, 2023 through May 12, 2023, the Company sold an aggregate of 136,356 common shares under its at-the-market offering facility, realizing gross proceeds of approximately $510,000.

On April 4, 2023, the Company’s Board of Directors declared a dividend of $0.13 per share payable to shareholders of record as of April 17, 2023. The dividend was paid April 24, 2023.

Management has evaluated subsequent events through May 12, 2023 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

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

Review of the First Quarter and Outlook for Balance of Year

Compared to the first quarter of 2022, revenue increased 42.8%, net income attributable to common shareholders increased 22.3%, and earnings per share remained unchanged at $0.10 per share. The revenue increase was directly related to the growth in our lending activities, reflected in our interest income which had an increase of 29.0% and our income from partnership investments that had an increase of 101.7%. We also recorded an unrealized gain of approximately $716,000 on investment securities in the first quarter of 2023 compared to a loss of $1.1 million in the first quarter of 2022, reflecting a $1.8 million increase in the value of those securities. The increase in revenue was partly offset by a 61.1% increase in operating costs and expenses. The increase in operating expenses is mainly attributable to a 76.3% increase in interest and amortization of deferred financing costs and an 79.0% increase in compensation and related expenses. The increase in compensation expense is mainly attributable to the addition of a Chief Financial Officer in August 2022 as well as additional staff positions that are part of our long-term growth strategy. Mortgages receivable increased by 34.7% compared to the same prior year period, while cash and cash equivalents decreased 64.9%. The increase in mortgages receivable was primarily due to increase in lending.

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

Our overall business strategy is as follows:

●	capitalize on opportunities created by the long-term structural changes in the real estate lending market and the continuing lack of liquidity in the commercial and investment real estate markets;
●	take advantage of the prevailing economic environment and current economic, political and social trends that may impact real estate lending, as well as the outlook for real estate in general and particular asset classes;
●	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle;
●	continue to improve operational efficiencies and reduce general and administrative expenses as a percentage of revenue;
●	maintain our status as a publicly-held company, subject to the reporting requirements of the Exchange Act, which gives us immediate access to the public markets for much-needed capital; and
●	continue to operate to qualify as a REIT and continue to qualify for an exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act.

We expect 2023 to be a challenging year due to the following factors:

Interest rate compression. For the three months ended March 2023 and 2022, the yield on our mortgage loan portfolio, inclusive of default interest, was 11.69% and 11.30%, respectively. (For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) We believe the interest rate compression will continue to be a factor in 2023, particularly as the Federal Reserve Board continues to increase interest rates, thereby increasing our cost of capital. The rates on our existing credit facilities, including the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (refinanced in February 2023) (as defined below), have all increased. In addition, the interest rate on the September 2027 Notes, our last note offering in 2022, was 8%, the highest its ever been. Overall, our weighted average cost of capital as of March 31, 2023 was 7.23% compared to 6.08% as of March 31, 2022.

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

Increased competition. In the past, our primary competitors were other non-bank real estate finance companies (like Sachem Capital Corp.) and banks and other financial institutions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. Clearly, the primary driver for these new market participants is the need to generate yield. They are well-funded and aggressive in terms of pricing. In addition, competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers. Given recent developments regarding mid-size regional banks, we believe competition from traditional banks will abate in 2023 rather than increase. However, as traditional banks exit the lending market, non-traditional lenders, such as non-bank real estate companies, hedge funds, private equity funds and insurance companies, are likely to step into the void. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

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

Increased operating expenses. Our operating expenses for the three months ended March 31, 2023 are significantly higher than they were in 2022 due to our higher debt load. In addition, we expect that our aggregate dividend payments will be higher in 2023 than in 2022 due to an increase in the number of our common shares (“Common Shares”) outstanding as well as the full year effect of our Series A Preferred Stock (“Series A Preferred Stock”), which carries a 7.75% annual dividend rate. Finally, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At March 31, 2023, our mortgage loan portfolio included 171 loans with future funding obligations, in the aggregate principal amount of $114.9 million, compared to 204 loans in the aggregate principal amount of $115.4 million at March 31, 2022. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. In order to deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite these challenges we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve our existing underwriting and loan criteria.

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness and we are mindful of the need to repay it at the appropriate time. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At March 31, 2023, debt represented approximately 59.9% of our total capital compared to 55.5% at March 31, 2022. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to continue to leverage our portfolio for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

As of March 31, 2023, we had seven series of unsecured unsubordinated notes outstanding, having an aggregate outstanding principal balance of $288.4 million (collectively, the “Notes”) all of which rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness and are effectively subordinated in right of payment to all existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant a security interest) and structurally subordinated to all existing and future indebtedness of our subsidiaries. Interest on each series of notes is payable quarterly in arrears on each March 30, June 30, September 30 and December 30 of each year they are outstanding and, except as noted below, each series can be prepaid beginning on the second anniversary of its date of issuance. The net proceeds, net of the deferred financing costs, was approximately $276.4 million.

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

Our secured indebtedness includes the Churchill Facility, the Wells Fargo Loan, the New NHB Mortgage and the Needham Credit Facility (each as described below).

On July 21, 2021, we consummated a $200 million facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”). Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that (A) prohibits us from (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) requires us to maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At March 31, 2023, the amount outstanding under the Churchill Facility was approximately $54.1 million, which amount was accruing interest of an effective rate of 9.09% per annum.

In 2020, we established a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”). The Wells Fargo Loan is secured by our portfolio of short-term securities, had a balance of approximately $13.7 million at March 31, 2023. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. At March 31, 2023 the prime rate was 8.0% and the interest rate on the Wells Fargo Loan was, thus, 6.25%.

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

On February 28, 2023, we refinanced the NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank (the “New NHB Mortgage”). The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable monthly, based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured primarily by a first mortgage lien on the properties located 698 Main Street, Branford, Connecticut and 568 East Main Street, Branford, Connecticut.

On March 2, 2023, we entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, we have the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets. Assets excluded from the lien include real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility. The Needham Credit Facility expires March 2, 2026 subject to our right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as we are not in default and satisfy certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. We have the right to terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires us to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ending June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%. As of March 31, 2023, we have not yet drawn on the Needham Credit Facility.

Finally, from time-to-time we raise capital by selling our Common Shares in various at-the market offerings. During the three months ended March 31, 2023, under our at-the-market offering facility (see Note 16 to the consolidated financial statements), we sold an aggregate of 2,479,798 Common Shares, realizing gross proceeds of approximately $9.4 million and we sold shares of Series A Preferred Stock having an aggregate liquidation preference of $154,675, realizing gross proceeds of $139,500 representing a discount of approximately 10% from the liquidation preference. As of the date of this Report, we have approximately $61.4 million of availability remaining for sale through one of these offerings.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Total revenue

Total revenue for the three months ended March 31, 2023 was approximately $14.7 million compared to approximately $10.3 million for the three months ended March 31, 2022, an increase of approximately $4.4 million, or 42.8%. The increase in revenue is primarily attributable to an increase in our lending operations. For the 2023 period, interest income was approximately $11.0 million compared to approximately $8.5 million for the 2022 period, an increase of approximately $2.5 million or 29.0%. Income from partnership investments was approximately $550,000 for the 2023 period compared to approximately $272,000 for the 2022 period, an increase of approximately $277,000 or 101.7%. Other income was approximately $708,000 for the 2023 period compared to approximately $609,000 for the 2022 period, an increase of approximately $99,000 or 16.3%. In addition, unrealized gains on investment securities for the 2023 period were approximately $716,000 compared to an unrealized loss of approximately $1.1 million on investment securities in the 2022 period. The increases were partially offset by a decrease in origination and modification fees of approximately $368,000, or 20% in the 2023 period, from approximately $1.8 million in the 2022 period to approximately $1.5 million in the 2023 period.

Operating costs and expenses

Total operating costs and expenses for three months ended March 31, 2023 were approximately $9.6 million compared to approximately $5.9 million for the three months ended March 31, 2022, an increase of approximately $3.6 million or 61.1%. The increase in operating costs and expenses is primarily attributable to the increase in our unsecured bond debt while growing our lending operations. In the 2023 period, interest and amortization of deferred financing costs were approximately $6.9 million compared to approximately $3.9 million in the same 2022 period, an increase of approximately $3.0 million or 76.3%. The remaining fluctuations in operating expenses were primarily attributable to (i) compensation, fees and taxes which increased approximately $785,000, and (ii) general and administrative expenses which increased approximately $266,000, partially offset by an increase in gain on sale of real estate of approximately $214,000 and a decrease in impairment loss of approximately $156,000.

Comprehensive income

For the quarter ended March 31, 2023, we reported an unrealized gain on investment securities of approximately $92,000 reflecting the decrease in prior unrealized losses since December 31, 2022. For the quarter ended March 31, 2022, we reported an unrealized gain on investment securities of approximately $243,000 reflecting the decrease in prior unrealized losses since December 31, 2021.

Net income

Net income attributable to common shareholders for the three months ended March 31, 2023 was approximately $4.2 million, or $0.10 per share, compared to approximately $3.4 million, or $0.10 per share for the three months ended March 31, 2022.

Non-GAAP Metrics – Adjusted Earnings

We invest our excess cash in marketable securities. Under GAAP, those securities are required to be “marked to market” at the end of each reporting period. Accordingly, if the value of certain of those securities increases, the increase is reported as revenue, as has been the case in the first quarter of 2023 and the increase in the other securities is reported as a change in accumulated other comprehensive income. On the other hand, if the value decreases, the decrease in value of certain of the securities reduces our revenues. For income tax purposes, we do not report the gain or loss on those securities until they are sold. This creates a discrepancy between our GAAP net income and our taxable income. To maintain our status as a REIT, we are required to distribute, on an annual basis, at least 90% of our taxable income. Thus, to give our shareholders a better perspective of our taxable income, we use a metric called Adjusted Earnings.

Adjusted Earnings is calculated as net income attributable to common shareholders, prior to the effect unrealized gains (losses) on securities available-for-sale. Adjusted Earnings should be examined in conjunction with net income (loss) as shown in our statements of comprehensive income. Adjusted Earnings should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity. Similarly, Adjusted Earnings is not indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Earnings is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance. It should be noted that our manner of calculating Adjusted Earnings may differ from the calculations of similarly-titled measures by other companies. In addition, there may be other differences between GAAP and tax accounting that would impact Adjusted Earnings, which are not reflected in the table below.

	For the Period Ended March 31,
	2023	2022
Adjusted earnings:
Net income attributable to common shareholders	$4,195,460	$3,429,700
Add: Unrealized (gains) losses on investment securities	(716,389)	1,052,230
Adjusted earnings attributable to common shareholders	$3,479,071	$4,481,930

For the three months ended March 31, 2023 and 2022, Adjusted Earnings per share was $0.08 and $0.13, respectively.

Liquidity and Capital Resources

Total assets at March 31, 2023 were approximately $597.0 million compared to approximately $565.7 million at December 31, 2022, an increase of approximately $31.3 million, or 5.5%. The increase was due primarily to the increase of our mortgage loan portfolio of approximately $15.8 million, an increase in investments in partnerships of approximately $4.5 million and an increase in investment securities of approximately $11.3 million, offset in part by a decrease in cash and cash equivalents of approximately $3.4 million.

Total liabilities at March 31, 2023 were approximately $368.0 million compared to approximately $348.0 million at December 31, 2022, an increase of approximately $20.0 million, or 5.8%. This increase is principally due to increases in the repurchase facility of approximately $11.5 million and the line of credit of approximately $10.1 million, offset primarily by a decrease in accrued dividends payable of approximately $5.3 million.

Total shareholders’ equity at March 31, 2023 was approximately $229.0 million compared to approximately $217.7 million at December 31, 2022, an increase of approximately $11.3 million, or 5.2%. This increase was due primarily to net proceeds of $9.2 million from the sale of Common Shares and our net income of approximately $5.1 million, offset by dividends paid on our Series A Preferred Stock of approximately $0.9 million and a cumulative credit loss adjustment resulting from the adoption of ASU 2016-13 on January 1, 2023 of approximately $2.5 million.

Net cash provided by operating activities for the three months ended March 31, 2023 was approximately $5.0 million compared to approximately $7.6 million for the comparable 2022 period. For the 2023 period net cash provided by operating activities consisted primarily of net income of approximately $5.1 million, amortization of deferred financing costs and bond discount of approximately $600,000 and increases in deferred revenue of approximately $321,000 and advances from borrowers of approximately $1.4 million, offset by gain on the sale of real estate of approximately $148,000, unrealized gain on investment securities of approximately $716,000, gain on the sale of investment securities of approximately $276,000 and increases in due from borrowers of approximately $783,000, other assets of approximately $500,000, and interest and fees receivable of approximately $366,000. For the 2022 period net cash provided by operating activities consisted primarily of net income of approximately $4.4 million, amortization of deferred financing costs and bond discount of approximately $469,000, an impairment loss of approximately $261,000, a loss on the sale of marketable securities of approximately $154,000, unrealized loss on investment securities of approximately $1.1 million, and increases in advances from borrowers of approximately $1.6 million, deferred revenue of $233,000 and accrued interest of $122,000, offset by increases in interest and fees receivable of approximately $396,000, other receivables of approximately $211,000 and due from borrowers of approximately $292,000.

Net cash used for investing activities for the three months ended March 31, 2023 was approximately $34.0 million compared to approximately $48.4 million for the comparable 2022 period. For the 2023 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $14.0 million, net purchases of interests in investment partnerships of approximately $4.5 million, purchase of property and equipment of approximately $711,000 and principal disbursements for mortgages receivable of approximately $58.9 million, offset by principal collections on mortgages receivable of approximately $39.9 million, proceeds from sale of real estate owned of approximately $515,000 and by proceeds from the sale of investment securities of approximately $3.8 million. For the 2022 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $27.5 million, purchases of interests in investment partnerships of approximately $11.4 million and principal disbursements for mortgages receivable of approximately $88.7 million, offset by principal collections on mortgages receivable of approximately $27.1 million, proceeds from the sale of investment securities of approximately $51.7 million and proceeds from the sale of real estate owned of $623,000.

Net cash provided by financing activities for the three months ended March 31, 2023 was approximately $25.6 million compared to approximately $56.8 million for the comparable 2022 period. Net cash provided by financing activities for the 2023 period consists principally of net proceeds from the issuance of Common Shares of approximately $9.2 million, net proceeds from line of credit of approximately $10.1 million, net proceeds from repurchase facility of approximately $11.5 million and proceeds from mortgage of $910,000, offset primarily by dividends paid on common stock of approximately $5.3 million and preferred stock of approximately $925,000. Net cash provided by financing activities for the 2022 period consists principally of net proceeds from the issuance of fixed rate notes of $48.2 million, net proceeds from the issuance of Common Shares of approximately $15.5 million and net proceeds from repurchase facility of approximately $7.9 million, offset by repayment of line of credit of approximately $9.9 million, dividends paid on Common Shares of approximately $3.9 million and dividends paid on preferred stock of approximately $922,000.

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

Subsequent Events

Management has evaluated subsequent events through May 12, 2023 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of March 31, 2023, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment, software licenses and investment in partnerships.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Investment in partnerships	$572,518	$572,518	$—	$—	$—
Unfunded loan commitments	114,851,913	114,851,913	—	—	—
Total contractual obligations	$115,424,431	$115,424,431	$—	$—	$—

Critical Accounting Policies and Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.   EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (9)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (19)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (20)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (4)
4.2	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (4)
4.3	Form of 7.125% Notes due 2024 (4)
4.4	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (2)
4.5	Form of 6.875% Notes due 2024 (6)
4.6	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (7)
4.7	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.6 above)
4.8	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate.(9)
4.9	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (10)
4.10	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.9 above).
4.11	Fifth Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (14)
4.12	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.11 above)
4.13	Sixth Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (16)
4.14	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.13 above)
4.15	Seventh Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (21)
4.16	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.15 above)
4.17	Revolving Credit Note, dated March 2, 2023, in the principal amount of $45 million in favor of Needham Bank, as lender (22)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
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

10.5**	Final Form of the Restrictive Stock Grant Agreement dated April 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (11)
10.6	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC (12)
10.7	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association (12)

10.8**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (15)
10.9**	Final Form of the Restrictive Stock Grant Agreement dated April 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (17)
10.10**

Final Form of the Restrictive Stock Grant Agreement dated October 15, 2020 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (19)

10.11**

Final Form of the Restrictive Stock Grant Agreement dated October 13, 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (19)

10.12**

Final Form of the Restrictive Stock Grant Agreement dated July 19, 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (19)

10.13**	Employment Agreement, dated July 26, 2022, by and between John E. Warch and Sachem Capital Corp.(18)
10.14	Credit and Security Agreement, dated as of March 2, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (22)
10.15**	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano *
10.16**	Final Form of the Restrictive Stock Grant Agreement dated February 9, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John E. Warch *
10.17**	Separation Agreement and General Release, dated as of May 5, 2023, between Sachem Capital Corp. and John E. Warch*
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive and Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (22)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (22)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million mortgage loan (22)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.

(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(8)	Intentionally omitted.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(13)	Intentionally omitted.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference.
(18)	(Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2022 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: May 15, 2023	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)