Form 10-Q
period 2023-06-30
Sachem Capital Corp.
filed 2023-08-14
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, the Issuer had a total of 45,346,429 common shares, $0.001 par value per share, outstanding.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$15,128,984	$23,713,097
Investment securities	37,201,120	24,576,462
Mortgages receivable, net	506,653,156	460,633,268
Interest and fees receivable	7,736,475	6,309,845
Due from borrowers	6,765,910	5,276,967
Real estate owned	4,998,934	5,216,149
Investments in partnerships	35,399,190	30,831,180
Property and equipment, net	4,534,711	4,121,721
Other assets	5,612,286	4,983,173
Total assets	$624,030,766	$565,661,862

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured notes payable (net of deferred financing costs of $7,223,456 and $8,352,597)	$281,178,294	$280,049,153
Secured note payable	6,224,000	—
Repurchase facility	50,509,605	42,533,466
Mortgage payable	1,649,167	750,000
Lines of credit	35,900,737	3,587,894
Accrued dividends payable	—	5,342,160
Accounts payable and accrued liabilities	2,124,028	1,439,219
Advances from borrowers	12,586,438	9,892,164
Deferred revenue	4,815,702	4,360,452
Total liabilities	394,987,971	347,954,508

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 1,928,000 and 1,903,000 shares of Series A Preferred Stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,928	1,903
Common stock - $.001 par value; 200,000,000 shares authorized; 43,822,050 and 41,093,536 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	43,822	41,094
Paid-in capital	236,595,201	226,220,990
Accumulated other comprehensive loss	(376,078)	(561,490)
Accumulated deficit	(7,222,078)	(7,995,143)
Total shareholders’ equity	229,042,795	217,707,354
Total liabilities and shareholders’ equity	$624,030,766	$565,661,862

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Interest income from loans	$11,898,484	$10,433,572	$22,881,810	$18,944,947
Investment gain, net	333,873	230,602	608,669	347,940
Income from partnership investments	1,006,477	317,004	1,556,200	589,493
Origination and modification fees, net	1,764,262	2,246,775	3,240,183	4,090,616
Fee and other income	1,570,976	798,609	2,278,581	1,407,172
Unrealized gain (loss) on investment securities	(115,789)	(1,478,432)	600,600	(2,530,662)
Total revenue	16,458,283	12,548,130	31,166,043	22,849,506

Operating costs and expenses:
Interest and amortization of deferred financing costs	7,138,940	5,209,865	14,011,907	9,108,253
Compensation, fees and taxes	1,562,465	1,187,940	3,341,783	2,181,903
General and administrative expenses	1,317,348	645,871	2,215,463	1,277,819
Other expenses	212,822	130,060	296,545	229,331
(Gain) Loss on sale of real estate	21,239	(188,182)	(126,861)	(122,343)
Provision for Credit Losses	94,932	105,000	196,447	105,000
Impairment loss	412,500	230,000	412,500	490,500
Total operating costs and expenses	10,760,246	7,320,554	20,347,784	13,270,463
Net income	5,698,037	5,227,576	10,818,259	9,579,043
Preferred stock dividend	(924,762)	(921,766)	(1,849,525)	(1,843,531)
Net income attributable to common shareholders	4,773,275	4,305,810	8,968,734	7,735,512

Other comprehensive loss
Unrealized gain (loss) on investment securities	93,775	(192,764)	185,412	50,044
Comprehensive income	$4,867,050	$4,113,046	$9,154,146	$7,785,556
Basic and diluted net income per common share outstanding:
Basic	$0.11	$0.12	$0.21	$0.22
Diluted	$0.11	$0.12	$0.21	$0.22
Weighted average number of common shares outstanding:
Basic	43,844,285	36,373,570	43,321,303	35,630,455
Diluted	43,844,285	36,373,877	43,321,303	35,636,374

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30, 2023
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, April 1, 2023	1,909,187	$1,909	43,756,724	$43,757	$235,709,499	$(469,853)	$(6,289,257)	$228,996,055

Issuance of Preferred Stock, net of expenses	18,416	18	—	—	380,278	—	—	380,296

Issuance of Common Stock, net of expenses	—	—	136,326	136	509,469	—	—	509,605

Stock Buyback	—	—	(71,000)	(71)	(226,256)	—	—	(226,327)

Stock based compensation	—	—	—	—	222,211	—	—	222,211

Unrealized gain on investments	—	—	—	—	—	93,775	—	93,775

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(924,762)	(924,762)

Dividends Paid on Common Stock	—	—	—	—	—	—	(5,706,096)	(5,706,096)

Net income for the period ended June 30, 2023	—	—	—	—	—	—	5,698,037	5,698,037
Balance, June 30, 2023	1,927,603	$1,928	43,822,050	$43,822	$236,595,201	$(376,078)	$(7,222,078)	$229,042,795

	FOR THE THREE MONTHS ENDED JUNE 30, 2022
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, April 1, 2022	1,903,000	$1,903	35,513,887	$35,514	$201,168,304	$(233,208)	$(1,562,750)	$199,409,763

Issuance of Common Stock, net of expenses	—	—	1,136,432	1,136	5,681,884	—	—	5,683,020

Stock based compensation	—	—	105,467	106	123,322	—	—	123,428

Unrealized loss on marketable securities	—	—	—	—	—	(192,764)	—	(192,764)

Dividends paid on Preferred Stock	—	—	—	—	—	—	(921,766)	(921,766)

Dividends paid on Common Stock	—	—	—	—	—	—	(4,326,262)	(4,326,262)

Net income for the period ended June 30, 2022	—	—	—	—	—	—	5,227,576	5,227,576
Balance, June 30, 2022	1,903,000	$1,903	36,755,786	$36,756	$206,973,510	$(425,972)	$(1,583,202)	$205,002,995

	FOR THE SIX MONTHS ENDED JUNE 30, 2023
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2023	1,903,000	$1,903	41,093,536	$41,094	$226,220,990	$(561,490)	$(7,995,143)	$217,707,354

Adoption of ASU 2016-13	—	—	—	—	—	—	(2,489,574)	(2,489,574)

Issuance of Preferred Stock, net of expenses	24,603	25	—	—	516,977	—	—	517,002

Issuance of Common Stock, net of expenses	—	—	2,616,124	2,616	9,687,964	—	—	9,690,580

Stock Buyback	—	—	(71,000)	(71)	(226,256)	—	—	(226,327)

Stock based compensation	—	—	183,390	183	395,526	—	—	395,709

Unrealized gain on investments	—	—	—	—	—	185,412	—	185,412

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(1,849,525)	(1,849,525)

Dividends paid on Common Stock	—	—	—	—	—	—	(5,706,095)	(5,706,095)

Net income for the period ended June 30, 2023	—	—	—	—	—	—	10,818,259	10,818,259
Balance, June 30, 2023	1,927,603	$1,928	43,822,050	$43,822	$236,595,201	$(376,078)	$(7,222,078)	$229,042,795

	FOR THE SIX MONTHS ENDED JUNE 30, 2022
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2022	1,903,000	$1,903	32,730,004	$32,730	$185,516,394	$(476,016)	$(4,992,450)	$180,082,561

Issuance of Common Stock, net of expenses	—	—	3,867,157	3,867.00	21,227,108	—	—	21,230,975

Exercise of warrants	—	—	19,658	20.00	(20)	—	—	—

Stock based compensation	—	—	138,967	139.00	230,028	—	—	230,167

Unrealized gain on marketable securities	—	—	—	—	—	50,044	—	50,044

Dividends paid on Preferred Stock	—	—	—	—	—	—	(1,843,531)	(1,843,531)

Dividends paid on Common Stock	—	—	—	—	—	—	(4,326,264)	(4,326,264)

Net income for the period ended June 30, 2022	—	—	—	—	—	—	9,579,043	9,579,043
Balance, June 30, 2022	1,903,000	$1,903	36,755,786	$36,756	$206,973,510	$(425,972)	$(1,583,202)	$205,002,995

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,818,259	$9,579,043
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	1,224,324	1,108,675
Depreciation expense	109,497	44,478
Stock based compensation	395,709	230,167
Provision for credit losses	196,447	105,000
Impairment loss	412,500	490,500
(Gain) Loss on sale of real estate	(126,861)	(122,343)
Unrealized (gain) loss on investment securities	(600,600)	2,530,662
Gain on sale of investment securities	24,285	148,565
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(1,455,807)	(1,620,733)
Other assets - miscellaneous	(863,887)	(393,624)
Due from borrowers	(1,521,226)	(1,102,371)
Other assets - prepaid expenses	163,617	101,149
(Decrease) increase in:
Accrued Interest	168,919	301,495
Accounts payable and accrued liabilities	(9,596)	(323,887)
Deferred revenue	455,250	(15,493)
Advances from borrowers	2,694,274	(3,729,817)
Total adjustments	1,266,845	(2,247,577)

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,085,104	7,331,466

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(18,346,504)	(36,088,438)
Proceeds from the sale of investment securities	6,560,095	59,710,599
Purchase of interests in investment partnerships, net	(4,568,010)	(13,561,132)
Proceeds from sale of real estate owned	191,274	1,397,502
Acquisitions of and improvements to real estate owned, net	(180,146)	(19,917)
Purchase of property and equipment	(722,487)	(815,339)
Principal disbursements for mortgages receivable	(114,468,454)	(191,971,926)
Principal collections on mortgages receivable	66,355,505	60,895,362
Other assets	19,927	(114,244)
NET CASH USED FOR INVESTING ACTIVITIES	(65,158,800)	(120,567,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) line of credit	32,312,843	(9,771,376)
Net proceeds from repurchase facility	7,976,139	20,285,241
Proceeds from mortgage	899,167	—
Accounts payable and accrued liabilities - principal payments on other notes	(6,014)	(13,281)
Dividends paid on Common Stock	(11,048,257)	(8,253,864)
Dividends paid on Preferred Stock	(1,849,525)	(1,843,531)
Proceeds from issuance of common shares, net of expenses	9,690,580	21,230,975
Common Stock buyback	(226,327)	—
Proceeds from issuance of Series A Preferred Stock, net of expenses	516,977	—
Gross proceeds from issuance of fixed rate notes	—	81,875,000
Gross proceeds from issuance of secured note	6,224,000	—
Financings costs incurred in connection with fixed rate notes	—	(3,081,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,489,583	100,427,664

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,584,113)	(12,808,403)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	23,713,097	41,938,897

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,128,984	$29,130,494

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$12,662,617	$7,710,686

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the six months ended June 30, 2023 and 2022 amounted to $1,186,663 and $1,091,348, respectively. Increase in mortgage receivable from sale of real estate owned during the six months ended June 30, 2023 amounted to $1,307,112.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

1.    The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company offers short term (i.e., one to three years), secured, non-bank loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut, New York and Florida. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may participate in real estate loans made by third parties or invest in third parties that make real estate loans.

2.    Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of operations for the three months and six month periods ended June 30, 2023, are not necessarily indicative of the operating results to be attained in the entire fiscal year, or for any subsequent period.

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

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. If qualitative factors indicate an available-for-sale debt security may be credit impaired the loss is measured as the excess of carrying value over the present value of expected cash flows,

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

limited to the excess of carrying value over fair value. To determine credit losses, the Company may employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the person or entity for which it is providing credit. If the Company has plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in net income and a new cost basis in the investment is established. If market, industry, and/or there is a deterioration in the financial health, business outlook or other conditions of the person or entity to which it provided credit, the Company may incur future impairments.

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). The Company performs a qualitative assessment on a periodic basis and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in net income.

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

The Company records an allowance for credit losses in accordance with the CECL standard on the Company’s loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. As allowed under the CECL standard used by the Company , as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The amount of loans in pending/pre-foreclosure as of June 30, 2023 and December 31, 2022 was approximately $50.0 million and $24.0 million, respectively. As of June 30, 2023 and December 31, 2022, none of those loans required an allowance for credit loss.

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

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loans based on evaluating historical credit loss experience and to make adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The CECL allowance related to the principal outstanding is presented within “Mortgages receivable, net” and for unfunded commitments is within accounts payable and accrued liabilities in the Company’s consolidated balance sheets. The CECL allowance related to the late payment fees are presented in “Interest and fees receivable” and “Due from borrowers” in the Company’s consolidated balance sheets.

As of June 30, 2023 and January 1, 2023, the CECL allowance for mortgages receivable was approximately $2.2 million and approximately $1.9 million, respectively, an increase of approximately $0.3 million.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

As of June 30, 2023 and January 1, 2023, the CECL allowance for interest and fees receivable was approximately $29,100 and approximately $26,100, respectively, an increase of approximately $3,000.

As of June 30, 2023 and January 1, 2023, the CECL allowance for amounts due from borrowers was approximately $32,300 and $19,900, respectively, an increase of approximately $12,400.

As of June 30, 2023 and January 1, 2023, the CECL allowance for unfunded commitments was approximately $531,500 and $522,000, respectively, an increase of approximately $9,500.

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

Property and Equipment

Land and building acquired in December 2016 to serve as the Company’s office facilities is stated at cost. The building is being depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred. The Company relocated its entire operations to this property in March 2019. As of June 30, 2023 this property was under contract to be sold and, as such, the company classifies it as available-for-sale. The carrying value of the land and building is $1,048,380, which is net of an impairment loss of $200,000 that the Company recognized during the quarter ended June 30, 2023.

Land and building acquired in 2021 to serve as the Company’s new corporate headquarters is stated at cost. Renovation of the building was completed in the first quarter of 2023 and the Company relocated its operations to the new building in March 2023. The building is being depreciated using the straight-line method over its estimated useful life of 40 years. The new building was placed in service during the six months ended June 30, 2023.

Real Estate Owned

Real estate owned by the Company is stated at cost and is tested for impairment quarterly.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at June 30, 2023 represents the excess of the consideration paid over the fair value of net assets acquired from Urbane New Haven, LLC in October 2022.

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

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 7 – Lines of Credit, Mortgage Payable, and Churchill Facility and Note 9 – Secured Note Payable, are amortized over the term of the applicable facility using the straight-line method.

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 8 – Unsecured Notes Payable, are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than ninety (90) days past due or interest charged at default rates. However, interest income not accrued at June 30, 2023 but collected prior to the issuance of this report is included in income for the period ended June 30, 2023.

Origination and modification fee revenue, generally 1% – 3% of either the original loan principal or the modified loan balance, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC 310.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. The Company does not expect to incur any corporate federal income tax liability outside of the TRSs, as it believes it has maintained its qualification as a REIT. During the three and six months ended June 30, 2023 and 2022, the Company’s TRSs, nor has the Company, recognized any provisions for federal income tax or state, local and franchise taxes on the Company’s consolidated statements of operations.

The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of June 30, 2023 and 2022.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with ASC 260 — “Earnings Per Share.” Under ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is identical to the computation of basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments”, (ASU 2016-13), which changes accounting requirements for the measurement and recognition of expected credit losses from an incurred or probable methodology to a current expected credit loss methodology. Mortgages receivable, unfunded loan commitments, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are the only items currently held by the Company that are within the scope of ASU 2016-13. The Company adopted this ASU effective January 1, 2023 and applied a modified retrospective approach through a cumulative-effect adjustment to retained earnings upon adoption. At transition on January 1, 2023, the cumulative effect of adopting this ASU resulted in a decrease in retained earnings of $2,489,574 and an increase in the allowance for credit losses. The increase in the allowance is driven by the fact that the allowance under CECL covers expected credit losses over the full expected life of the loan portfolios and takes into account forecasts of expected future economic conditions.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Reclassifications

Certain amounts included in the June 30, 2022 and December 31, 2022 consolidated financial statements have been reclassified to conform to the June 30, 2023 presentation.

3.    Fair Value Measurement

The fair value measurement level within the fair value hierarchy of an asset or liability is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$—	$1,204,857	$—	$1,204,857
Mutual funds	15,429,261	—	—	15,429,261
Debt securities	18,564,164	1,002,838	—	19,567,002
Convertible preferred equity security	—	—	1,000,000	1,000,000
Total liquid investments	$33,993,425	$2,207,695	$1,000,000	$37,201,120
Real estate owned	$—	$—	$4,998,934	$4,998,934

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Debt securities (level 2): Valued at the closing price reported in the active market in which the individual securities are traded.

Convertible preferred equity security (level 3): The Company estimates fair values of convertible preferred equity securities using market information such as recent sales of such securities.

Real estate owned (level 3): The Company estimates fair values of real estate owned using market information such as recent sales contracts, appraisals, recent sales, assessed values or discounted cash value models.

See Note 5 for the roll forward of real estate owned – Level 3 assets.

Impact of Fair Value of AFS Securities on OCI

The carrying value of the Company’s financial instruments approximates fair value generally due to the relative short-term nature of such instruments. Other financial assets and financial liabilities have fair value that approximate their carrying value.

Pursuant to ASC 326-30-50-4 and 50-5 the Company is required to disclose investment securities that have been in a continuous unrealized loss position for 12 months or more as of the balance sheet date. As of June 30, 2023 and December 31, 2022, the Company had a continuous unrealized losses over 12 months in Available-For-Sale debt securities of approximately $645,000 and approximately $531,000, respectively. The Company reviewed several factors to assess the credit quality of the debt instruments including, but not limited to, current cash position, operating cash flow, and corporate earnings as of the most recently filed financial statements. As such, as of June 30, 2023, the Company has concluded no such allowance for credit losses regarding Available-For-Sale debt securities was deemed necessary.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The following table presents the impact of the Company’s Available-For-Sale (AFS) securities - debt securities on its Other Comprehensive Income (OCI) for the three and six months ended June 30, 2023:

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2023	2022	2023	2022
OCI from AFS securities:
Unrealized (losses) on AFS securities at beginning of period	$(469,853)	$(233,208)	$(561,490)	$(476,016)
Unrealized gain (losses) on securities available-for-sale – debt securities	93,775	(192,764)	185,412	50,044
Change in OCI from AFS securities	93,775	(192,764)	185,412	50,044
Balance at end of period	$(376,078)	$(425,972)	$(376,078)	$(425,972)

The following table presents the Company’s Level 3 Investments of Real Estate Owned as of June 30, 2023 and December 31, 2022:

	Six Months Ended	Twelve Months Ended
	June 30, 2023	December, 31, 2022
Real Estate Owned at the beginning of period	$5,216,149	$6,559,010
Principal basis transferred to Real Estate Owned	1,186,663	1,376,733
Charges and/or improvements	180,147	126,443
Proceeds from sale of Real Estate Owned	(1,498,386)	(2,090,880)
Impairment	(212,500)	(799,909)
Gain on sale of Real Estate Owned	126,861	44,752
Balance at end of period	$4,998,934	$5,216,149

The following table presents the Company’s Level 3 Investments of Convertible preferred equity securities as of June 30, 2023 and December 31, 2022:

	Six Months Ended	Twelve Months Ended
	June 30, 2023	December, 31, 2022
Convertible preferred equity securities at the beginning of period	$—	$—
Investment in	1,000,000	—
Balance at end of period	$1,000,000	$—

4.    Mortgages Receivable

The Company offers secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut, New York and Florida. The Company’s lending standards typically require that the original principal amount of all mortgage receivable notes be secured by first mortgage liens on one or more properties owned by the borrower or related parties and that the maximum LTV be no greater than 70% of the appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. The Company considers the maximum LTV as an indicator for the credit quality of a mortgage note receivable. In the case of properties undergoing renovation, the loan-to-value ratio is calculated based on the estimated fair market value of the property after the renovations have been completed. However, the Company makes exceptions to this guideline if the facts and circumstances support the incremental risk. These factors include the additional collateral provided by the borrower, the credit profile of the borrower, the Company’s previous relationship, if any, with the borrower, the nature of the property, the geographic market in which the property is located and any other information the Company deems appropriate.

The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Allowance for credit losses is charged to income in amounts sufficient to maintain an allowance for credit losses inherent in the loans which are established systematically by management as of the reporting date. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. The Company uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the loans, which is supplemented by management judgment. Expected losses are estimated for groups of accounts aggregated by geographical location.

The Company’s estimate of expected credit losses includes a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. The Company reviews charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the allowance for credit losses. The Company’s charge-off policy is determined by a review of each delinquent loans. The Company has an accounting policy to not place loans on nonaccrual status unless they are more than 90 days delinquent. Accrual of interest income is generally resumed when the delinquent contractual principal and interest is paid in full or when a portion of the delinquent contractually payments are made and the ongoing required contractual payments have been made for an appropriate period.

As of June 30, 2023 and December 31, 2022, loans on nonaccrual status had an outstanding principal balance of $96,371,599 and $55,691,857, respectively. The nonaccrual loans are inclusive of loans pending foreclosure. For the three and six months ended June 30, 2023, $174,397 and $222,506 of interest income, respectively, was recorded on nonaccrual loans.

For the six months ended June 30, 2023 and 2022, the aggregate amounts of loans funded by the Company were $114,468,454 and $191,971,926, respectively, offset by principal repayments of $66,355,505 and $60,895,362, respectively.

As of June 30, 2023, the Company’s mortgage loan portfolio includes loans ranging in size up to $34.0 million with stated interest rates ranging from 5.0% to 14.2%. The default interest rate is generally 18% but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.

At June 30, 2023, and December 31, 2022, no single borrower or group of related borrowers had loans outstanding representing more than 10% of the total balance of the loans outstanding.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The following table summarizes the activity in the CECL Allowance from adoption on January 1, 2023:

	CECL Allowance			Provision for	CECL
	as of December	Adoption of ASU		CECL	Allowance as of
(dollars in thousands)	31, 2022(1)	2016-13 (2)	Charge-offs	Allowance	June 30, 2023
Geographical Location
New England	$105	$1,302	$—	$104	$1,511
West	—	7	—	—	7
South	—	402	—	79	481
Mid-Atlantic	—	210	—	(11)	199
Total	$105	$1,921	$—	$172	$2,198

(1) As of December 31, 2022, amounts represent probable loan loss provisions recorded before the adoption of the ASU 2016-13.

(2) As a component of the adoption of ASU 2016-13, $531,500 of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in the Company’s consolidated balance sheet.

Presented below is the Company’s loan portfolio by geographical location:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Geographical Location
New England	$245,236	48.19%	$225,603	48.97%
West	3,150	0.62%	3,150	0.68%
South	162,621	31.96%	135,857	29.49%
Mid-Atlantic	97,844	19.23%	96,128	20.86%
Total	508,851	100.00%	460,738	100.00%
Less, CECL and Direct Allowances	2,198		105
Carrying value, net	$506,653		$460,633

Presented below are the carrying values by Property Type:

	June 30, 2023		December 31, 2022
	Outstanding		Outstanding
(dollars in thousands)	Principal	% of Portfolio	Principal	% of Portfolio
Property Type
Residential	$228,228	44.85%	$229,944	49.91%
Commercial	168,949	33.20%	154,929	33.63%
Land	82,281	16.17%	46,499	10.09%
Mixed use	29,393	5.78%	29,366	6.37%
Total	508,851	100.00%	460,738	100.00%
Less, CECL and Direct Allowances	2,198		105
Carrying value, net	$506,653		$460,633

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The following tables allocate the carrying value of the Company’s loan portfolio based on internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	June 30, 2023		Year Originated(1)
	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2023	2022	2021	2020	Prior

Under 500	$400	0.08%	$—	$—	$—	$—	$443
501-550	4,492	0.88%	—	—	1,779	49	2,809
551-600	9,386	1.84%	—	2,678	5,073	700	2,355
601-650	38,278	7.52%	2,693	19,205	7,238	6,333	5,045
651-700	96,298	18.92%	6,784	32,306	34,570	7,113	10,095
701-750	190,724	37.48%	15,961	54,823	91,255	8,477	6,779
751-800	151,344	29.74%	3,231	75,055	48,163	9,997	1,883
801-850	17,929	3.52%	—	15,035	—	359	265
Total	508,851	100.00%	$28,669	$199,102	$188.078	$33,028	$29,674
Less, CECL and Direct Allowances	2,198
Carrying value, net	$506,653

(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

	December 31, 2022		Year Originated(1)
	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2022	2021	2020	2019	Prior

Under 500	$629	0.14%	$—	$—	$185	$235	$209
501-550	4,786	1.04%	—	1,779	87	803	2,117
551-600	15,977	3.47%	3,061	8,256	1,836	1,357	1,467
601-650	40,349	8.76%	21,382	7,474	6,273	1,547	3,673
651-700	84,085	18.25%	33,832	31,342	7,398	5,269	6,244
701-750	174,347	37.83%	65,190	90,524	11,892	5,527	1,214
751-800	125,347	27.21%	68,826	45,038	9,470	1,640	373
801-850	15,218	3.30%	14,554	—	399	—	265
Total	460,738	100.00%	$206,845	$184,413	$37,540	$16,378	$16,562
Less, CECL and Direct Allowances	105
Carrying value, net	$460,633

(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of a loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The following table sets forth the maturities of mortgages receivable as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022
2023 and prior	$229,763,962	$372,964,665
2024	250,299,189	85,968,294
2025	20,907,195	1,699,500
2026	7,780,000	—
2027	—	—
Thereafter	100,871	105,809
Total	508,851,217	460,738,268
Less, CECL and Direct Allowances	2,198,061	105,000
Total	$506,653,156	$460,633,268

At June 30, 2023, of the 360 mortgage loans included in the Company’s loan portfolio, 126, or approximately 19.1%, representing approximately $97.1 million of mortgage receivables, have matured but have not been repaid in full or extended. Of these 126 loans, 51 are in foreclosure status, of which have an aggregate principal balance of approximately $47.2 million.

At December 31, 2022, of the 444 mortgage loans included in the Company’s loan portfolio, 105 loans, or 13.4%, representing approximately $61.6 million of mortgage receivables had matured but have not been repaid in full or extended. Of these 105 loans, 40 were in foreclosure status, of which had an aggregate principal balance of approximately $22.5 million.

All loans in maturity default and not in foreclosure are subject to modification and will be extended if the borrower can satisfy the Company’s underwriting criteria, including the proper loan-to-value ratio, at the time of renewal. In the case of each of the loans in foreclosure, the Company believed the value of the collateral exceeded the outstanding balance on the loan.

5.    Real Estate Owned

Property purchased for rental or acquired through foreclosure are included on the balance sheet as real estate owned.

As of June 30, 2023 and June 30, 2022, the fair value of real estate owned totaled $4,998,934 and $5,904,614, respectively, with no valuation allowance. For the three months ended June 30, 2023 and 2022, the Company recorded an impairment loss of $212,500 and $230,000, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an impairment loss of $212,500 and $490,500, respectively.

As of June 30, 2023, real estate owned included $817,609 of real estate held for rental and $4,181,325 of real estate held for sale. As of June 30, 2022, real estate owned included $800,949 of real estate held for rental and $5,103,685 of real estate held for sale.

Properties Held for Sale

During the three months ended June 30, 2023, the Company sold three (3) properties held for sale and recognized an aggregate loss of $21,239. During the six months ended June 30, 2023, the Company sold five (5) properties held for sale and recognized an aggregate gain of $126,861. During the three months ended June 30, 2022, the Company sold two (2) properties held for sale and recognized an aggregate gain of $188,182. During the six months ended June 30, 2022, the Company sold three (3) properties held for sale and recognized an aggregate gain of $122,343.

Properties Held for Rental

As of June 30, 2023, one property, a commercial building, was held for rental. The tenant signed a five-year lease that commenced on August 1, 2021.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2023	$26,600
Year ending December 31, 2024	53,200
Year ending December 31, 2025	53,200
Year ending December 31, 2026	31,033
Total	$164,033

6.   Other Assets

As of June 30, 2023 and December 31, 2022, other assets consists of the following:

	June 30, 2023	December 31, 2022
Prepaid expenses	$246,756	$410,373
Other receivables	4,008,696	3,519,804
Other assets	567,499	477,048
Goodwill	391,000	391,000
Intangible asset – trade name	130,400	130,400
Deferred financing costs, net	267,935	54,548
Total	$5,612,286	$4,983,173

7.    Lines of Credit, Mortgage Payable, and Churchill Facility

Line of Credit – Wells Fargo

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (6.5% at June 30, 2023, 6.75% as of July 27, 2023). As of June 30, 2023 the total outstanding balance on the Wells Fargo credit line was $25.9 million.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day LIBOR plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. On November 18, 2022, the Facility was amended to replace the 90-day LIBOR with the 90-day SOFR as the new benchmark rate. As of June 30, 2023 the effective rate charged under the Facility was 9.31%.

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

The Company uses the proceeds from the Facility to finance the continued expansion of its lending business and for general corporate purposes. At June 30, 2023, the total amount outstanding under the Facility was $50.5 million. The collateral pledged to Churchill at June 30, 2023 was 26 mortgage loans that in the aggregate had unpaid principal balance of approximately $82.9 million.

Each of the New NHB Mortgage and the Churchill Facility contain cross-default provisions.

Line of Credit – Needham Bank

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

The Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires the Company to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ended June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%. As of June 30, 2023, the interest rate on the Credit Facility was 8.0% and as of July 27, 2023, interest is accruing at the rate of 8.25% per annum.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company uses the proceeds from the Credit Facility to finance the continued expansion of its lending business and for general corporate purposes. At June 30, 2023, the total amount outstanding under the Credit Facility was $10.0 million.

8.    Unsecured Notes Payable

At June 30, 2023, the Company had an aggregate of $281,178,294 of unsecured, unsubordinated notes payable outstanding, net of $7,223,456 of deferred financing costs (collectively, the “Notes”). Currently, the Company has seven series of Notes outstanding:

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The following are the future principal payments on the notes payable as of June 30, 2023:

Year ending December 31,	Amount
Remainder of 2023	$—
2024	58,163,000
2025	56,363,750
2026	51,750,000
2027	122,125,000
Total principal payments	288,401,750
Deferred financing costs	(7,223,456)
Total notes payable, net of deferred financing costs	$281,178,294

The estimated amortization of the deferred financing costs as of June 30, 2023 is as follows:

Year ending December 31,	Amount
Remainder of 2023	$1,174,966
2024	2,336,228
2025	1,807,606
2026	1,410,319
2027	494,337
Total deferred costs	$7,223,456

9.   Secured Note Payable

On May 30, 2023, and in connection with the Company’s investment in Shem Creek Sachem 100 LLC (one of the Company’s wholly-owned subsidiaries), the Company obtained a commercial loan from PeoplesBank of $7,000,000. At closing the Company had an outstanding principal balance of $6,224,000 with the ability to draw an additional $776,000 so long as there are no existing events of default under the loan agreement. The loan accrues interest at a fixed annual rate of 6.50%. The loan has an original maturity date of June 20, 2026 and a one year extension option that defers the maturity date until June 20, 2027. During the first 36 payment periods, only interest is due and payable, after which principal must be repaid for the remainder of the loan term under a thirty (30) year amortization schedule. The PeoplesBank loan is non-recourse, secured by a first lien on the Shem Creek Middlesex mortgage receivable, as described in Note 18. As of June 30, 2023, the outstanding balance remained at $6,224,000.

10.   Accounts Payable and Accrued Liabilities

As of June 30, 2023 and December 31, 2022, accounts payable and accrued liabilities include the following:

	June 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$1,100,193	$1,109,789
CECL - allowance for unfunded contractual obligation credit losses	531,500	—
Other notes	—	6,014
Accrued interest	492,335	323,416
Total	$2,124,028	$1,439,219

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

11.   Fee and Other Income

For the three and six month periods ended June 30, 2023 and 2022, fee and other income consists of the following:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2023	2022	2023	2022
Late and other fees	$37,187	$117,676	$150,317	$246,540
Processing fees	29,630	62,615	61,700	128,470
Rental income, net	13,300	18,158	26,600	28,200
Extension fees	233,135	100,686	413,544	202,519
Construction management fee	500,634	39,031	667,808	48,809
Other fees	37,324	45,657	73,180	86,441
Legal fees	119,500	99,840	216,000	161,940
Other income	600,266	314,946	669,432	504,253
Total	$1,570,976	$798,609	$2,278,581	$1,407,172

12.   Commitments and Contingencies

Origination, Modification, and Construction Servicing Fees

Loan origination, modification, and construction servicing fees generally range from 1% - 3% each of the original loan principal or the modified loan balance and, generally, are payable at the time the loan is funded or modified. The unamortized portion is recorded as deferred revenue on the consolidated balance sheet. At June 30, 2023, deferred revenue was $4.8 million, which will be recorded as income as follows:

Year ending December 31, 2023	$2,930,200
Year ending December 31, 2024	1,443,537
Year ending December 31, 2025	343,515
Year ending December 31, 2026	98,450
Total	$4,815,702

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018, April 2021 and April 2022 to $360,000, $500,000 and $750,000, respectively; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2021, the Company granted 89,928 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on each of January 1, 2022 and 2023, and the remaining one-third will vest on January 1, 2024. In April 2022, the Company granted 98,425 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025. In February 2023, the Company granted 130,890 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares will vest on each of January 1, 2024, 2025 and 2026. As of June 30, 2023, 226,483 restricted common shares remain unvested.

In July 2022, the Company entered into an employment agreement with John E. Warch, the Company’s former chief financial officer, the material terms of which were as follows: (i) the employment term commenced on August 1, 2022 and continued until terminated by either party; (ii) a base salary of $325,000; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; and (vi) payments upon termination of employment or a change in control. In February 2023, the Company granted 8,000 restricted common shares (having a market value of approximately $30,000) to Mr. Warch. One-third of such shares vested on February 9, 2023, and an additional one-third were to vest on each of February 9, 2024 and 2025. In connection with the termination of Mr. Warch’s employment effective May 4, 2023, the 5,333 unvested restricted common shares were forfeited to the Company.

Unfunded Commitments

At June 30, 2023, the Company had future funding obligations totaling approximately $110.3 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities.

Other

In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At June 30, 2023, there were five such proceedings. The unpaid principal balances on the properties that are the subject of these proceedings was approximately $5.4 million.

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

On June 23, 2023, the Company entered into a purchase and sale contract for $10,600,000 to acquire a commercial building in Wesport, CT. Upon execution of the agreement, the Company put down a deposit of $1,060,000 that is non-refundable, unless seller fails to meet certain diligence requirements. The transaction is expected to close in the third quarter of 2023, but as of the date of this filing no closing date has been set.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

13.   Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of June 30, 2023 and 2022, loans to known shareholders totaled approximately $28.0 million and $18.4 million, respectively. Interest income earned on these loans for the three months ended June 30, 2023 and 2022 totaled $546,266 and $666,584, respectively, and for the six months ended June 30, 2023 and 2022 totaled $1,092,533 and $312,546, respectively.

The wife of the Company’s chief executive officer was employed by the Company as its director of finance until her retirement from the Company on June 30, 2022. For the six-month periods ended June 30, 2023 and 2022, she was paid $0 and $60,394, respectively, as compensation from the Company. For the three months ended June 30, 2023 and 2022, the corresponding amounts were $0 and $34,247, respectively. In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For the three-month periods ended June 30, 2023 and 2022, she received compensation of $33,000 and $36,704, respectively. For the six-month periods ended June 30, 2023 and 2022, she received compensation of $76,000 and $62,850, respectively.

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

The Company is potentially subject to concentration of credit risk in its investment securities. Currently, all its investment securities, which include common stocks, preferred stock, corporate bonds and mutual funds, are held at Wells Fargo Advisors. Wells Fargo Advisors is a member of the Securities Investor Protection Corporation (SIPC). SIPC protects clients against the custodial risk of a member investment firm becoming insolvent by replacing missing securities and cash up to $500,000, including up to $250,000 in cash, per client in accordance with SIPC rules.

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (42.17%), Florida (26.47%) and New York (11.36%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

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

16.   Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of June 30, 2023 was 1,005,078.

During the six months ended June 30, 2023 and 2022, the Company granted an aggregate of 183,390 and 138,967 restricted common shares under the Plan, respectively, with a fair value of $707,719 and $718,913, respectively.

With respect to the restricted common shares granted during the six months ended June 30, 2023, (i) an aggregate of 17,500 shares vested immediately on the date of grant, an additional aggregate of 17,500 shares will vest on each of the first and second anniversaries of the date of grant and (ii) 43,630 shares will vest on January 1, 2024, and an additional 43,630 shares will vest on January 1, 2025 and 2026, respectively.

Stock based compensation for the three months ended June 30, 2023 and 2022 was $222,211 and $123,428, respectively. Stock based compensation for the six months ended June 30, 2023 and 2022 was $395,709 and $230,167, respectively. As of June 30, 2023, unrecorded stock based compensation expense was $1,125,694.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three months ended June 30, 2023 and 2022, the 401(k) Plan expense was $30,693 and $30,008, respectively. For the six months ended June 30, 2023 and 2022, the 401(k) Plan expense was $75,389 and $50,001, respectively.

17.   Equity

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75,000,000 of its common shares and its Series A Preferred Stock (as defined in Note 20 below) having an aggregate liquidation preference of up to $25,000,000 in an “at-the market” offering, which is ongoing. During the six months ended June 30, 2023, under this offering, the Company sold an aggregate of 2,616,124 common shares, realizing gross proceeds of approximately $9.9 million, and sold shares of its Series A Preferred Stock having an aggregate liquidation preference of $615,075, realizing gross proceeds of approximately $527,600 representing a discount of approximately 16.6% from the liquidation preference.

In October 2022, the Board adopted a stock repurchase plan (the “Repurchase Program”), pursuant to which the Company may repurchase up to an aggregate of $7,500,000 of its Common Shares. Under the Repurchase Program, share repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. During the six month period ended June 30, 2023, the Company repurchased 71,000 Common Shares under the Repurchase Program at a total cost of approximately $226,000. Following the repurchase, such shares were retired. As of June 30, 2023, there were approximately $7,277,000 available under the Repurchase Program. The Repurchase Program is expected to continue through September 30, 2023, unless extended or shortened by the Board.

18.   Partnership Investments

As of June 30, 2023, the Company had invested an aggregate of approximately $35.4 million in four limited liability companies in which it held non-controlling interests. The Company’s ownership interest in the four limited liability companies ranges up to 49%. The Company accounts for these investments at cost because the Company does not control or have significant influence over the investments. In May 2023, the Company made an additional investment in a limited liability company, Shem Creek Sachem 100 LLC, of which it owns 100% and, as such, the Company consolidates this investment within its books and records. In connection

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

with this investment the third party manager originated a mortgage loan in the amount of $8,750,000 at a fixed rate of 8.4% and borrowed $7,000,000 via a secured commercial loan, as more accurately described in Note 9. The third party manager of both the non-controlling and consolidated investments is a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

The Company’s partnership investments can be categorized into two fund structures, fund investments and direct loan investments. The fund investments primarily include investments in two funds that invest in mortgage loans to borrowers. The direct loan investments are through two partnerships whereby the Company directly invests in the participation of individual loans to borrowers. Both the fund and direct loan structure primarily invest in mortgage loans to borrowers with a majority of the deals being leveraged by a bank. These loans are primarily two- to three- year collateralized mortgage loans, often with contractual extension options for the borrowers of an additional year. The Company receives quarterly dividends from the partnerships that are composed of a preferred return, return of capital and promote depending on each loan’s waterfall calculation, as defined by the loan agreements. The Company cannot redeem its fund investment at any time, its investment will be repaid as the underlying loans are repaid. The Company expects to be repaid on its current investments by December 31, 2026.

For the three months ended June 30, 2023 and 2022, the non-controlling partnership interests generated $1.0 million and $0.3 million, respectively, of income for the Company. For the six months ended June 30, 2023 and 2022, the partnerships generated $1.6 million and $0.6 million, respectively, of income for the Company.

At June 30, 2023, the Company had unfunded partnership commitments totaling approximately $2.1 million.

19.   Special Purpose Acquisition Corporation

On March 24, 2021, the Company loaned $25,000 to its wholly-owned subsidiary, Sachem Sponsor LLC. Sachem Sponsor LLC used those funds to purchase 1,437,500 shares of Class B common stock of Sachem Acquisition Corp., a newly organized blank check company formed under the laws of Maryland in February 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. As of June 30, 2023, the Company had incurred approximately $457,000 of costs related to the preparation and filing of the registration statement, including legal fees, accounting fees and filing fees as well as organizational costs and an expense advance to the underwriter.

On July 14, 2021, Sachem Acquisition Corp. filed a registration statement on Form S-1 registering the sale of 5,750,000 units at $10.00 per unit, or $57,500,000 in the aggregate. Each unit consists of one share of Class A common stock and one-half of a warrant to purchase one share of Class A common stock.

20.   Series A Preferred Stock

The Company has designated 2,903,000 shares of its authorized preferred shares, par value $0.001 per share, as shares of Series A Preferred Stock (the “Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth in an Amended and Restated Certificate of Designation (the “Series A Designation Certificate”). The Series A Designation Certificate provides that the Company will pay quarterly cumulative dividends on the Series A Preferred Stock, in arrears, on the 30th day of each of March, June, September and December, and including, the date of original issuance of the Series A Preferred Stock until redeemed at 7.75% of the $25.00 per share liquidation preference per annum (equivalent to $1.9375 per annum per share). The Series A Preferred Stock is not redeemable before June 29, 2026, except upon the occurrence of a Change of Control (as defined in the Series A Designation Certificate). On or after June 29, 2026, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. Upon the occurrence of a Change of Control, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into common shares in connection with a Change of Control by the holders of the Series A Preferred Stock. Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company’s election to redeem the Series

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date as defined in the Series A Designation Certificate) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of the common shares determined by formula, in each case, on the terms and subject to the conditions described in the Series A Designation Certificate, including provisions for the receipt, under specified circumstances, of alternative consideration as described in the Series A Designation Certificate. Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights. The Company has reserved 72,575,000 common shares for issuance upon conversion of the Series A Preferred Stock.

21.   Subsequent Events

On July 26, 2023, the board of directors declared a dividend of $0.13 per common share payable on August 11, 2023 to shareholders of record as of August 7, 2023.

From July 1, 2023 through August 11, 2023, the Company sold an aggregate of 1,524,379 common shares under its at-the-market offering facility, realizing gross proceeds of approximately $5,756,477.

From July 1, 2023 through August 11, 2023, the Company sold an aggregate of 28,531 Series A Preferred shares under its at-the-market offering facility, realizing gross proceeds of approximately $585,804.

Management has evaluated subsequent events through August 11, 2023 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

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

Review of the First Half of 2023 and Outlook for Balance of Year

Compared to the first half of 2022, revenue increased 36.4%, net income attributable to common shareholders increased 15.9%, while earnings per share decreased $0.01 per share or 4.6%. The revenue increase was directly related to the growth in our lending activities, reflected in our interest income which had an increase of 20.8%, which resulted from a more favorable rate environment in comparison to the first half of 2022, and our income from partnership investments that had an increase of 164.0%. We also recorded an unrealized gain of approximately $0.6 million on investment securities in the first half of 2023 compared to a loss of $2.5 million in the first half of 2022, reflecting a $3.1 million increase in the value of those securities. The increase in revenue was partially offset by a 53.3% increase in operating costs and expenses. The increase in operating expenses is mainly attributable to a 53.8% increase in interest and amortization of deferred financing costs and an 53.2% increase in compensation and related expenses. The increase in compensation expense is mainly attributable to the hiring of our former Chief Financial Officer in August of 2022 (see Note 12 in the accompanying consolidated financial statements), and to the hiring of additional employees from our acquisition of Urbane Capital LLC in October of 2022. Mortgages receivable increased by approximately $84.2 million compared to the same prior year period, while cash and cash equivalents decreased by 48.1%. The increase in mortgages receivable was primarily due to an increase in lending.

Our primary business objective for 2023 remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive additional operational excellence, we continuously review, assess, and upgrade our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. Additionally, we continue to focus on developing relationships with larger-scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

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

To date, 2023 has been a challenging year and we expect it to continue to be one due to the following factors:

Rising interest rates and interest rate compression. The rates on our existing credit facilities, including the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (refinanced in February 2023) (as defined below), have all increased. In addition, the interest rate on the September 2027 Notes, our last note offering in 2022, was 8%, the highest it has ever been. Overall, our weighted average cost of capital, excluding amortization of deferred financing costs, as of June 30, 2023 was 7.25% compared to 6.22% as of June 30, 2022. On the other hand, the yield on our portfolio has not matched the growth in our cost of capital. For the six months ended June 30, 2023, and 2022, the yield on our mortgage loan portfolio, inclusive of default interest, was 12.17% and 11.30%, respectively. (For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) We believe the interest rate compression will continue to be a factor in 2023.

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

Increased competition. In the past, our primary competitors were other non-bank real estate finance companies and banks and other financial institutions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. The primary driver for these new market participants, we believe, is their need to find higher yielding investments. These entities, in general, are well-funded, have relatively easy access to capital and are aggressive in terms of pricing. In addition, competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers. Given recent developments regarding mid-size regional banks, we believe competition from traditional banks will abate in 2023 rather than increase. However, as traditional banks exit the lending market, non-traditional lenders, such as non-bank real estate companies, hedge funds, private equity funds and insurance companies, are likely to step into the void. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

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

Increased operating expenses. Our operating expenses for the three and six months ended June 30, 2023 are significantly higher than they were in 2022 due to our higher debt load, as well as higher borrowing rates. In addition, we expect that our aggregate dividend payments will be higher in 2023 than in 2022 due to an increase in the number of our common shares (“Common Shares”) outstanding as well as the full year effect of our Series A Preferred Stock (“Series A Preferred Stock”), which carries a 7.75% annual dividend rate. Finally, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At June 30, 2023, our mortgage loan portfolio included 160 loans with future funding obligations, in the aggregate principal amount of $110.3 million, compared 191 loans with future funding obligations, in the aggregate principal amount of approximately $119.1 million at June 30, 2022. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. To deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

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

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness and we are mindful of the need to repay it at the appropriate time. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At June 30, 2023, debt represented approximately 61.3% of our total capital compared to 59.3% at June 30, 2022. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to continue to leverage our portfolio for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

As of June 30, 2023, we had seven series of unsecured unsubordinated notes outstanding, having an aggregate outstanding principal balance of $288.4 million (collectively, the “Notes”) all of which rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness and are effectively subordinated in right of payment to all existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant a security interest) and structurally subordinated to all existing and future indebtedness of our subsidiaries. Interest on each series of notes is payable quarterly in arrears on each March 30, June 30, September 30 and December 30 of each year they are outstanding and, except as noted below, each series can be prepaid beginning on the second anniversary of its date of issuance. The net proceeds, net of the deferred financing costs, was approximately $276.4 million.

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

On July 21, 2021, we consummated a $200 million facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”). Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that (A) prohibits us from (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) requires us to maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At June 30, 2023, the amount outstanding under the Churchill Facility was approximately $50.5 million, which amount was accruing interest at the rate of 9.31% per annum.

In 2020, we established a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”). The Wells Fargo Loan is secured by our portfolio of short-term securities, had a balance of approximately $25.9 million at June 30, 2023. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. At June 30, 2023 the prime rate was 8.25% and the interest rate on the Wells Fargo Loan was, thus, 6.50%. As of July 27, 2023, the prime rate is 8.5% and the rate on the Wells Fargo Loan is 6.75%.

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

On March 2, 2023, we entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, we have the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets. Assets excluded from the lien include real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility. The Needham Credit Facility expires March 2, 2026 subject to our right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as we are not in default and satisfy certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. We have the right to terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires us to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ending June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%. As of June 30, 2023, the interest rate on the Needham Credit Facility was 8.0% and as of July 27, 2023, interest is accruing at the rate of 8.25% per annum.

On May 30, 2023, in connection with our investment in Shem Creek Sachem 100 LLC (see Note 9 to the accompanying consolidated financial statements), we obtained a commercial loan from PeoplesBank of $7,000,000. At closing we had an outstanding principal balance of $6,224,000 with the ability to draw an additional $776,000 so long as there are no existing events of default under the loan agreement. The loan accrues interest at an annual fixed rate of 6.50%. The loan has an original maturity date of June 20, 2026 and a one year extension option that defers the maturity date until June 20, 2027. During the first 36 payment periods, only interest is due and payable, after which principal must be repaid for the remainder of the loan term under a thirty (30) year amortization schedule. The PeoplesBank loan is non-recourse, secured by a first lien on the Shem Creek Middlesex mortgage receivable.

Finally, from time-to-time we raise capital by selling our Common Shares in various at-the market offerings. During the six months ended June 30, 2023, under our at-the-market offering facility (see Note 17 to the accompanying consolidated financial statements), we sold an aggregate of 2,616,124 Common Shares, realizing gross proceeds of approximately $9.9 million and we sold shares of Series A Preferred Stock having an aggregate liquidation preference of $615,075, realizing gross proceeds of $527,600 representing a discount of approximately 16.6% from the liquidation preference. At June 30, 2023, approximately $61.4 million of Common Shares and $24.5 million of Series A Preferred Stock were available for future sale under the ongoing at-the-market offering.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Total revenue

Total revenue for the three months ended June 30, 2023 was approximately $16.5 million compared to approximately $12.5 million for the three months ended June 30, 2022, an increase of approximately $4.0 million, or 31.2%. The increase in revenue is primarily attributable to an increase in our lending operations as well as to the increase in the interest rates that we are able to charge borrowers in comparison to the three months ended June 30, 2022. For the 2023 period, interest income was approximately $11.9 million compared to approximately $10.4 million for the 2022 period, an increase of approximately $1.5 million or 14.0%. Income from partnership investments was approximately $1.0 million for the 2023 period compared to approximately $0.3 million for the 2022 period, an increase of approximately $0.7 million or 217.5%. Fee and other income was approximately $1.6 million for the 2023 period compared to approximately $0.8 million for the 2022 period, an increase of approximately $0.8 million or 96.7%. In addition, unrealized loss on investment securities for the 2023 period was approximately $0.1 million compared to approximately $1.5 million for the 2022 period. The increase in revenue was partially offset by a decrease in origination and modification fees of approximately $0.4 million, or 21.5% in the 2023 period, from approximately $2.2 million in the 2022 period to approximately $1.8 million in the 2023 period.

Operating costs and expenses

Total operating costs and expenses for three months ended June 30, 2023 were approximately $10.8 million compared to approximately $7.3 million for the three months ended June 30, 2022, an increase of approximately $3.5 million or 47.0%. The increase in operating costs and expenses is primarily attributable to the increase in our borrowing costs that were utilized to grow our lending operations. In the 2023 period, interest and amortization of deferred financing costs were approximately $7.1 million compared to approximately $5.2 million in the same 2022 period, an increase of approximately $1.9 million or 37.0%. The remaining fluctuations in operating expenses were primarily attributable to (i) compensation, fees and taxes which increased approximately $0.4 million, and (ii) general and administrative expenses which increased approximately $0.7 million.

Comprehensive income

For the quarter ended June 30, 2023, we reported an unrealized gain on investment securities of approximately $0.1 million reflecting the decrease in prior unrealized losses since March 31, 2023. For the quarter ended June 30, 2022, we reported an unrealized loss on investment securities of approximately $0.2 million reflecting the decrease in the market value of certain securities since March 31, 2022.

Net income

Net income attributable to common shareholders for the three months ended June 30, 2023 was approximately $4.8 million, or $0.11 per share, compared to approximately $4.3 million, or $0.12 per share for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Total revenue

Total revenue for the six months ended June 30, 2023 was approximately $31.2 million compared to approximately $22.8 million for the six months ended June 30, 2022, an increase of approximately $8.4 million, or 36.4%. The increase in revenue is primarily attributable to the growth in our lending operations, as well as to the increase in the interest rates that we are able to charge borrowers compared to the six months ended June 30, 2022. For the 2023 period, interest income was approximately $22.9 million compared to approximately $18.9 million for the 2022 period, representing an increase of approximately $4.0 million or 20.8%. Origination and modification fees decreased to approximately $3.2 million for the 2023 period compared to approximately $4.1 million for the 2022 period, a decrease of approximately $0.9 million, or 20.8%. Income from partnership investments increased to approximately $1.6 for the 2023 period compared to approximately $0.6 million for the 2022 period, an increase of approximately $1.0 million or 164.0%. Fee and other income was approximately $2.3 million for the 2023 period compared to approximately $1.4 million for the 2022 period, an increase of approximately $0.9 million or 61.9%. For the six months ended June 30, 2023, unrealized gain on investment securities was $0.6 million, an increase of $3.1 million compared to revenue being offset by an unrealized loss of approximately $2.5 million for the six months ended June 30, 2022.

Operating costs and expenses

Total operating costs and expenses for six months ended June 30, 2023 were approximately $20.3 million compared to approximately $13.3 million for the six months ended June 30, 2022, an increase of approximately $7.0 million, or 53.3%. The increase in operating costs and expenses is primarily attributable to the increase in our unsecured bond debt while growing our lending operations and for the reasons discussed herein. In the 2023 period, interest and amortization of deferred financing costs was approximately $14.0 million compared to approximately $9.1 million in the same 2022 period, an increase of $4.9 million, or 53.8%. The balance of the increase in operating expenses was attributable to (i) compensation, fees and taxes which increased approximately $1.2 million, or 53.2%, (ii) general and administrative expenses which increased approximately $0.9 million, or 73.4%, (iii) provision for credit losses which increased approximately $0.1 million or 87.1% and (iv) partially offset by impairment loss which decreased approximately $0.1 million, or 15.9%.

Comprehensive income

For the six months ended June 30, 2023, we reported an unrealized gain on investment securities of approximately $0.2 million reflecting the increase in the market value of such securities since December 31, 2022. For the six months ended June 30, 2022, we reported an unrealized gain on investment securities of approximately $0.1 million reflecting the increase in the market value of such securities since December 31, 2021.

Net Income

Net income attributable to common shareholders for the six months ended June 30, 2023 was approximately $9.0 million, or $0.21 per share, compared to $7.7 million, or $0.22 per share for the six months ended June 30, 2022.

Non-GAAP Metrics – Adjusted Earnings

We invest our excess cash in marketable securities. Under GAAP, those securities are required to be “marked to market” at the end of each reporting period. Accordingly, if the value of certain of those securities increases, the increase is reported as revenue, and the increase in the other securities is reported as a change in accumulated other comprehensive income. On the other hand, if the value decreases, the decrease in value of certain of the securities reduces our revenues. For income tax purposes, we do not report the gain or loss on those securities until they are sold. This creates a discrepancy between our GAAP net income and our taxable income. To maintain our status as a REIT, we are required to distribute, on an annual basis, at least 90% of our taxable income. Thus, to give our shareholders a better perspective of our taxable income, we use a metric called Adjusted Earnings.

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

	For the Three Month		For the Six Month
	Period Ended June 30,		Period Ended June 30,
	2023	2022	2023	2022
Adjusted Earnings:
Net income attributable to common shareholders	$4,773,275	$4,305,810	$8,968,734	$7,735,512
Add: Unrealized (gains) losses on investment securities	115,789	1,478,432	(600,600)	2,530,662
Adjusted earnings attributable to common shareholders	$4,889,064	$5,784,242	$8,368,134	$10,266,174

For the three months ended June 30, 2023 and 2022 adjusted earnings per share was $0.11 and $0.16, respectively. For the six months ended June 30, 2023 and 2022 adjusted earnings per share was $0.19 and $0.29, respectively.

Liquidity and Capital Resources

Total assets at June 30, 2023 were approximately $624.0 million compared to approximately $565.7 million at December 31, 2022, an increase of approximately $58.3 million, or 10.3%. The increase was due primarily to the increase of our mortgage loan portfolio of approximately $46.0 million, an increase in investments in partnerships of approximately $4.6 million and an increase in investment securities of approximately $12.6 million, partially offset by a decrease in cash and cash equivalents of approximately $8.6 million.

Total liabilities at June 30, 2023 were approximately $395.0 million compared to approximately $348.0 million at December 31, 2022, an increase of approximately $47.0 million, or 13.5%. This increase is principally due to increases in the repurchase facility of approximately $8.0 million and the line of credit of approximately $32.3 million, offset primarily by a decrease in accrued dividends payable of approximately $5.3 million.

Total shareholders’ equity at June 30, 2023 was approximately $229.0 million compared to approximately $217.7 million at December 31, 2022, an increase of approximately $11.3 million, or 5.2%. This increase was due primarily to net proceeds of $9.7 million from the sale of Common Shares and our net income of approximately $10.8 million, offset by dividends paid on our Series A Preferred Stock and Common Shares of approximately $1.8 million and $5.7 million, respectively, and a cumulative credit loss adjustment resulting from the adoption of ASU 2016-13 on January 1, 2023 of approximately $2.5 million.

Net cash provided by operating activities for the six months ended June 30, 2023 was approximately $12.1 million compared to approximately $7.3 million for the comparable 2022 period. For the 2023 period net cash provided by operating activities consisted primarily of net income of approximately $10.8 million, amortization of deferred financing costs and bond discount of approximately $1.2 million, stock based compensation of approximately $0.4 million, impairment loss of approximately $0.4 million, increases in deferred revenue of approximately $0.5 million and advances from borrowers of approximately $2.7 million, offset by unrealized gain on investment securities of approximately $0.6 million, increase in due from borrowers of approximately $1.5 million, increase in other assets in aggregate of approximately $0.7 million, and an increase interest and fees receivable of approximately $1.5 million. For the 2022 period net cash provided by operating activities for the six months ended June 30, 2022 was approximately $7.3 million, which consisted primarily of net income of approximately $9.6 million, amortization of deferred financing costs and bond discount of $1.1 million and unrealized loss on investment securities of approximately $2.5 million offset by increases in interest and fees receivable of $1.6 million, due from borrowers of $1.1 million and decreases in advances from borrowers of approximately $3.7 million

Net cash used for investing activities for the six months ended June 30, 2023 was approximately $65.2 million compared to approximately $120.6 million for the comparable 2022 period. For the 2023 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $18.3 million, net purchases of interests in investment partnerships of approximately $4.6 million, purchase of property and equipment of approximately $0.7 million and principal disbursements for mortgages receivable of approximately $114.5 million, offset by principal collections on mortgages receivable of approximately $66.4 million, proceeds from sale of real estate owned of approximately $0.2 million and by proceeds from the sale of investment securities of approximately $6.5 million. For the 2022 period, net cash used for investing activities for the six months ended June 30, 2022 was approximately $120.6. For the 2022 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $36.1 million, purchases of interests in investment partnerships of approximately $13.6 million and principal disbursements for mortgages receivable of approximately $192.0 million, offset by principal collections on mortgages receivable of approximately $60.9 million, proceeds from the sale of investment securities $59.7 million and proceeds from the sale of real estate owned of $1.4 million

Net cash provided by financing activities for the six months ended June 30, 2023 was approximately $44.5 million compared to approximately $100.4 million for the comparable 2022 period. Net cash provided by financing activities for the 2023 period consists principally of net proceeds from the issuance of Common Shares of approximately $9.7 million, net proceeds from the issuance of Preferred Shares of approximately $0.5 million, net proceeds from line of credit of approximately $32.3 million, net proceeds from repurchase facility of approximately $8.0 million, proceeds from mortgage of $0.9 million and proceeds from issuance of secured note of $6.2 million, offset primarily by dividends paid on common stock of approximately $11.0 million and preferred stock of approximately $1.8 million. Net cash provided by financing activities for the 2022 period consists principally of net proceeds from the issuance of fixed rate notes of $78.8 million, net proceeds from the issuance of common shares of approximately $21.2 million and net proceeds from repurchase facility of approximately $20.3 million, offset primarily by repayment of the line of credit of approximately $9.8 million, dividends paid on common shares of approximately $8.3 million and dividends paid on preferred stock of approximately $1.8 million.

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

Subsequent Events

Management has evaluated subsequent events through August 11, 2023 the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of June 30, 2023, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment, software licenses and investment in partnerships.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Investment in partnerships	$2,066,396	$2,066,396	$—	$—	$—
Unfunded loan commitments	110,303,882	110,303,882	—	—	—
Total contractual obligations	$112,370,278	$112,370,278	$—	$—	$—

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

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive and interim chief financial officer (same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 (the “Evaluation Date”). Based upon that evaluation, management concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Company Purchases of its Equity Securities

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

During the six month period ended June 30, 2023, we repurchased 71,000 Common Shares under the Repurchase Program at a total cost of approximately $226,000. As set forth below, approximately $7,277,000 was available under the Repurchase Program as of June 30, 2023.

ISSUER PURCHASES OF EQUITY SECURITIES

(d)
Maximum
Number
(or
Approximate
			(c)	Dollar Value) of
			Total Number	Shares (or
			of Shares (or	Units)
			Units)	that May Yet
		(b)	Purchased as	Be
		Average	Part of Publicly	Purchased
	(a) Total Number of	Price Paid	Announced	Under
	Shares (or units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
Month #1 (April 1-30, 2023)	—	$—	—	$—
Month # 2 (May 1-31, 2023)	71,000	3.1877	71,000	7,277,000
Month #3 (June 1-30, 2023)	—	—	—	—
Total	71,000	$3.1877	71,000	$7,277,000

Item 6.   EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (9)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (19)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (20)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Indenture, dated as of June 21, 2019, between the Company and U.S. Bank National Association, as Trustee (4)
4.2	First Supplemental Indenture, dated as of June 25, 2019, between the Company and U.S. Bank National Association, as Trustee (4)
4.3	Form of 7.125% Notes due 2024 (4)
4.4	Second Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (2)
4.5	Form of 6.875% Notes due 2024 (6)
4.6	Third Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (7)
4.7	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.6 above)
4.8	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate(9)
4.9	Fourth Supplemental Indenture between the Company and U.S. Bank National Association, as Trustee (10)
4.10	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.9 above).
4.11	Fifth Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (14)
4.12	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.11 above)
4.13	Sixth Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (16)
4.14	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.13 above)
4.15	Seventh Supplemental Indenture between the Company and U.S. Bank Trust Company, National Association, as Trustee (21)
4.16	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.15 above)
4.17	Revolving Credit Note, dated March 2, 2023, in the principal amount of $45 million in favor of Needham Bank, as lender (22)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
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

10.13**	Employment Agreement, dated July 26, 2022, by and between John E. Warch and Sachem Capital Corp.(18)
10.14	Credit and Security Agreement, dated as of March 2, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (22)
10.15**	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (23)
10.16**	Separation Agreement and General Release, dated as of May 5, 2023, between Sachem Capital Corp. and John E. Warch (23)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive and Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (22)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (22)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million mortgage loan (22)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(8)	Intentionally omitted.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(13)	Intentionally omitted.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference.
(18)	(Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2022 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: August 14, 2023	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)