Form 10-Q
period 2023-09-30
Sachem Capital Corp.
filed 2023-11-13
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 10, 2023, the Issuer had a total of 45,356,429 common shares, $0.001 par value per share, outstanding.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$25,811,964	$23,713,097
Investment securities	37,044,657	24,576,462
Mortgages receivable, net	495,917,840	460,633,268
Investments in rental real estate, net	10,434,591	—
Interest and fees receivable	7,922,415	6,309,845
Due from borrowers	7,415,413	5,276,967
Real estate owned	3,481,177	5,216,149
Investments in partnerships	39,959,110	30,831,180
Property and equipment, net	3,433,613	4,121,721
Other assets	6,427,159	4,983,173
Total assets	$637,847,939	$565,661,862

Liabilities and Shareholders’ Equity
Liabilities:
Unsecured notes payable (net of deferred financing costs of $6,641,817 and $8,352,597)	$281,759,933	$280,049,153
Repurchase facility	47,929,713	42,533,466
Mortgage payable	1,100,635	750,000
Line of credit	51,339,905	3,587,894
Accrued dividends payable	—	5,342,160
Accounts payable and accrued liabilities	2,060,788	1,439,219
Advances from borrowers	12,505,033	9,892,164
Below-market lease intangible	664,737	—
Deferred revenue	4,959,079	4,360,452
Total liabilities	402,319,823	347,954,508

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 1,996,000 and 1,903,000 shares of Series A Preferred Stock issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,996	1,903
Common shares - $.001 par value; 200,000,000 shares authorized; 45,364,429 and 41,093,536 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	45,364	41,094
Paid-in capital	243,834,113	226,220,990
Accumulated other comprehensive loss	(459,684)	(561,490)
Accumulated deficit	(7,893,673)	(7,995,143)
Total shareholders’ equity	235,528,116	217,707,354
Total liabilities and shareholders’ equity	$637,847,939	$565,661,862

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Interest income from loans	$14,273,858	$11,545,748	$37,155,668	$30,490,694
Investment gain, net	284,841	238,225	893,510	586,166
Income from partnership investments	781,530	523,067	2,337,731	1,112,560
Origination and modification fees, net	1,194,645	1,669,034	4,434,828	5,759,650
Fee and other income	1,239,552	641,749	3,518,132	2,048,921
Unrealized gain (loss) on investment securities	(239,989)	(1,076,836)	360,610	(3,607,498)
Total revenue	17,534,437	13,540,987	48,700,479	36,390,493

Operating costs and expenses:
Interest and amortization of deferred financing costs	7,683,059	5,974,975	21,694,966	15,083,228
Compensation, fees and taxes	1,735,430	1,509,518	5,077,213	3,691,421
General and administrative expenses	1,321,807	715,994	3,537,266	1,993,812
Other expenses	336,480	90,899	633,025	320,231
(Gain) Loss on sale of real estate	198,849	962	71,988	(121,381)
(Recovery of) provision for loan losses	(131,382)	—	65,065	105,000
Impairment loss	200,000	195,000	612,500	685,500
Total operating costs and expenses	11,344,243	8,487,348	31,692,023	21,757,811
Net income	6,190,194	5,053,639	17,008,456	14,632,682
Dividends paid on Series A Preferred Stock	(966,754)	(921,766)	(2,816,279)	(2,765,297)
Net income attributable to common shareholders	5,223,440	4,131,873	14,192,177	11,867,385

Other comprehensive loss
Unrealized gain (loss) on investment securities	(83,606)	(131,569)	101,806	(81,525)
Comprehensive income	$5,139,834	$4,000,304	$14,293,983	$11,785,860
Basic and diluted net income per common share outstanding:
Basic	$0.12	$0.11	$0.32	$0.32
Diluted	$0.12	$0.11	$0.32	$0.32
Weighted average number of common shares outstanding:
Basic	44,754,921	38,829,610	43,805,310	36,723,305
Diluted	44,754,921	38,829,852	43,805,310	36,729,184

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, July 1, 2023	1,927,603	$1,928	43,822,050	$43,822	$236,595,201	$(376,078)	$(7,222,078)	$229,042,795

Issuance of Series A Preferred Stock, net of expenses	68,276	68	—	—	1,378,133	—	—	1,378,201

Issuance of common shares, net of expenses	—	—	1,542,379	1,542	5,639,808	—	—	5,641,350

Stock based compensation	—	—	—	—	220,971	—	—	220,971

Unrealized gain (loss) on investments	—	—	—	—	—	(83,606)	—	(83,606)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(966,754)	(966,754)

Dividends paid on common shares	—	—	—	—	—	—	(5,895,035)	(5,895,035)

Net income for the period ended September 30, 2023	—	—	—	—	—	—	6,190,194	6,190,194
Balance, September 30, 2023	1,995,879	$1,996	45,364,429	$45,364	$243,834,113	$(459,684)	$(7,893,673)	$235,528,116

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, July 1, 2022	1,903,000	$1,903	36,755,786	$36,756	$206,973,510	$(425,972)	$(1,583,202)	$205,002,995

Issuance of common shares, net of expenses	—	—	3,309,886	3,310	15,420,273	—	—	15,423,583

Stock based compensation	—	—	15,000	15	127,000	—	—	127,015

Unrealized loss on marketable securities	—	—	—	—	—	(131,569)	—	(131,569)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(921,766)	(921,766)

Dividends paid on common shares	—	—	—	—	—	—	(5,253,923)	(5,253,923)

Net income for the period ended September 30, 2022	—	—	—	—	—	—	5,053,639	5,053,639
Balance, September 30, 2022	1,903,000	$1,903	40,080,672	$40,081	$222,520,783	$(557,541)	$(2,705,252)	$219,299,974

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2023	1,903,000	$1,903	41,093,536	$41,094	$226,220,990	$(561,490)	$(7,995,143)	$217,707,354

Adoption of ASU 2016-13	—	—	—	—	—	—	(2,489,574)	(2,489,574)

Issuance of Series A Preferred Stock, net of expenses	92,879	93	—	—	1,895,110	—	—	1,895,203

Issuance of common shares, net of expenses	—	—	4,158,503	4,158	15,327,773	—	—	15,331,931

Repurchase of common shares	—	—	(71,000)	(71)	(226,256)	—	—	(226,327)

Stock based compensation	—	—	183,390	183	616,496	—	—	616,679

Unrealized loss on investments	—	—	—	—	—	101,806	—	101,806

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(2,816,279)	(2,816,279)

Dividends paid on common shares	—	—	—	—	—	—	(11,601,133)	(11,601,133)

Net income for the period ended September 30, 2023	—	—	—	—	—	—	17,008,456	17,008,456
Balance, September 30, 2023	1,995,879	$1,996	45,364,429	$45,364	$243,834,113	$(459,684)	$(7,893,673)	$235,528,116

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2022	1,903,000	$1,903	32,730,004	$32,730	$185,516,394	$(476,016)	$(4,992,450)	$180,082,561

Issuance of common shares, net of expenses	—	—	7,177,043	7,177	36,647,242	—	—	36,654,419

Exercise of warrants	—	—	19,658	20	(20)	—	—	—

Stock based compensation	—	—	153,967	154	357,167	—	—	357,321

Unrealized gain on marketable securities	—	—		—	—	(81,525)	—	(81,525)

Dividends paid on Series A Preferred Stock	—	—		—	—	—	(2,765,297)	(2,765,297)

Dividends paid on common shares	—	—		—	—	—	(9,580,187)	(9,580,187)

Net income for the period ended September 30, 2022	—	—		—	—	—	14,632,682	14,632,682
Balance, September 30, 2022	1,903,000	$1,903	40,080,672	$40,081	$222,520,783	$(557,541)	$(2,705,252)	$219,299,974

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,008,456	$14,632,682
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	1,832,236	1,664,822
Depreciation expense	169,368	66,533
Write-off of other assets - pre-offering costs	477,047	—
Stock based compensation	616,679	357,321
Provision for credit losses	65,065	105,000
Impairment loss	612,500	685,500
(Gain) Loss on sale of real estate	71,988	(121,381)
Unrealized (gain) loss on investment securities	(360,610)	3,607,498
Gain on sale of investment securities	—	148,565
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest and fees receivable	(1,641,747)	(2,154,704)
Other assets - miscellaneous	(1,235,523)	(418,176)
Due from borrowers	(2,170,729)	(1,505,785)
Other assets - prepaid expenses	192,370	153,842
(Decrease) increase in:
Accrued Interest	54,660	431,110
Accounts payable and accrued liabilities	41,423	53,818
Deferred revenue	598,627	(171,690)
Advances from borrowers	2,612,869	(5,129,286)
Total adjustments	1,936,223	(2,227,013)

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,944,679	12,405,669

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(21,064,492)	(39,715,900)
Proceeds from the sale of investment securities	9,060,095	62,160,599
Purchase of interests in investment partnerships, net	(9,120,284)	(16,487,103)
Proceeds from sale of real estate owned	148,842	1,571,467
Acquisitions of and improvements to real estate owned, net	(214,642)	(101,168)
Proceeds from sale (purchases) of property and equipment, net	518,740	(1,292,160)
Investment in rental real estate, net	(10,725,237)	—
Principal disbursements for mortgages receivable	(159,678,482)	(252,370,675)
Principal collections on mortgages receivable	123,495,534	95,173,969
Other assets - pre-offering costs	—	(166,360)
NET CASH USED FOR INVESTING ACTIVITIES	(67,579,926)	(151,227,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) line of credit	47,752,011	(29,635,178)
Net proceeds from repurchase facility	5,396,247	24,012,957
Proceeds from mortgage	350,635	—
Accounts payable and accrued liabilities - principal payments on other notes	(6,014)	(20,161)
Dividends paid on common shares	(16,943,293)	(13,507,787)
Dividends paid on Series A Preferred Stock	(2,816,279)	(2,765,297)
Proceeds from issuance of common shares, net of expenses	15,331,931	36,654,419
Repurchase of common shares	(226,327)	—
Proceeds from issuance of Series A Preferred Stock, net of expenses	1,895,203	—
Gross proceeds from issuance of fixed rate notes	—	122,125,000
Financings costs incurred in connection with fixed rate notes	—	(4,516,931)
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,734,114	132,347,022

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,098,867	(6,474,640)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	23,713,097	41,938,897

CASH AND CASH EQUIVALENTS - END OF PERIOD	$25,811,964	$35,464,257

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Nine Months Ended
	September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid	$19,852,023	$13,012,805

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the nine months ended September 30, 2023 and 2022 totaled to $1,186,663 and $1,091,348, respectively. Increase in mortgage receivable from sale of real estate owned during the nine months ended September 30, 2023 totaled to $2,487,568.

The accompanying notes are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

2.    Significant Accounting Policies

Unaudited Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of operations for the three months and nine month periods ended September 30, 2023, are not necessarily indicative of the operating results to be attained in the entire fiscal year, or for any subsequent period.

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

Cash and Cash Equivalents

The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents at multiple financial institutions. The aggregate amounts held at each institution typically exceeds the Federal Deposit Insurance Corporation insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. The Company does not believe that the risk is significant.

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

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. If qualitative factors indicate an available-for-sale debt

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

security may be credit impaired, the loss is measured as the excess of carrying value over the present value of expected cash flows, limited to the excess of carrying value over fair value. To determine credit losses, the Company may employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the person or entity for which it is providing credit. If the Company has plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in net income and a new cost basis in the investment is established. If there are adverse changes in the markets or industries in which the borrower operates, or there is a deterioration in the financial health, business outlook or other conditions of the person or entity to which it provided credit, the Company may incur future impairments.

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

Current Expected Credit Losses Allowance

The Company adopted the current expected credit loss (“CECL”) standard effective January 1, 2023 in accordance with ASU No. 2016-13. The initial CECL allowance adjustment of $2,489,574 was recorded effective January 1, 2023 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on the consolidated statements of shareholders’ equity. Subsequent changes to the CECL allowance will be recognized in the consolidated statements of comprehensive income.

The Company records an allowance for credit losses in accordance with the CECL standard on the Company’s loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. As allowed under the CECL standard used by the Company, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The amount of loans in pending/pre-foreclosure including unpaid interest and other charges as of September 30, 2023 and December 31, 2022 was approximately $68.1 million and $24.0 million, respectively. As of September 30, 2023 and December 31, 2022, none of those loans required an allowance for credit loss.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

As of September 30, 2023, the CECL allowance for mortgages receivable was approximately $2.1 million compared to approximately $2.0 million at January 1, 2023, an increase of approximately $0.1 million.

As of September 30, 2023, the CECL allowance for interest and fees receivable was approximately $23,400 compared to approximately $26,100 at January 1, 2023, a decrease of approximately $2,700.

As of September 30, 2023, the CECL allowance for amounts due from borrowers was approximately $24,400 compared to approximately $19,900 at January 1, 2023, an increase of approximately $4,500.

As of September 30, 2023, the CECL allowance for unfunded commitments was approximately $498,600 compared to approximately $522,000 at January 1, 2023, a decrease of approximately $23,400.

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

Property and Equipment

Land and building acquired in December 2016 to serve as the Company’s office facilities is stated at cost. The building is being depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred. The Company relocated its entire operations to this property in March 2019. On August 14, 2023 this property was sold. The Company realized a loss of approximately $184,600 on the sale, which is included in (gain) loss on sale of real estate in the consolidated statements of comprehensive income, for the three and nine months ended September 30, 2023.

Land and building acquired in 2021 to serve as the Company’s new corporate headquarters is stated at cost. Renovation of the building was completed in the first quarter of 2023 and the Company relocated its operations to the new building in March 2023. The building is being depreciated using the straight-line method over its estimated useful life of 40 years. The new building was placed in service in March 2023 when the Company received the Certificate of Occupancy.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Investment in real estate

The Company allocates the purchase price of real estate to land and building (inclusive of site and tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases.

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed involves subjectivity as the allocations are based on an analysis of the respective fair values. In determining the fair value of the real estate acquired, the Company utilized a third-party valuation which primarily utilizes cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. The Company assesses the fair value of the acquired leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The determined and allocated fair values to the real estate acquired will affect the amount of depreciation and amortization we record over the respective estimated useful lives or term of the lease.

2023 Acquisition

On June 23, 2023, the Company entered into a purchase and sale contract for $10,600,000 to acquire a commercial building in Westport, CT. The transaction was completed on August 31, 2023. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. In addition, the Company recorded a lease liability stemming from below-market rental rates. Total consideration, including capitalized acquisition-related costs, was $10,725,237.

The following table summarizes the allocation for the acquisition:

Amount
Land	$3,956,786
Building	4,935,714
Site improvements	359,249
Tenant improvements	1,182,842
Below-market lease intangible	(664,737)
Lease in-place intangible (included in Other assets)	568,460
Deferred leasing costs (included in Other assets)	386,923
Total	$10,725,237

Building and site improvements are being depreciated using the straight-line method over its estimated useful life of 40 years and 15 years, respectively. Tenant improvements are amortized over the life of the respective lease using the straight-line method.

For the three and nine months ended September 30, 2023, depreciation and amortization was nominal.

Lease in-place intangible assets, deferred leasing costs and acquired below market leases are amortized on a straight-line basis over the respective life of the lease For the three and nine months ended September 30, 2023, amortization of each of the lease-in place intangible assets, deferred leasing costs and acquired below market leases was nominal.

The Company leases space to a tenant under a ten year operating lease. The lease provides for the payment of fixed base rent payable monthly in advance that ranges from approximately $834,000 in lease year one with escalations up to approximately $996,000 in lease year ten. Additionally, the lease allows the Company to pass through to tenants their share of increases in real estate taxes and operating expenses over a base year, as defined. The lease also provides for one year of rent concessions and a tenant improvement allowance funded by the Company. Commencement of the lease is anticipated in 2024 once tenant improvements are completed. The Company anticipates payments on the lease to begin in 2025 after the rent concession period has ended.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Estimated annual amortization of acquired in-place lease intangible is as follows:

2023 (3 months)	$14,212
2024	56,846
2025	56,846
2026	56,846
2027	56,846
Thereafter	326,864
Total	$568,460

Estimated annual amortization of acquired below-market leases is as follows:

2023 (3 months)	$9,673
2024	38,692
2025	38,692
2026	38,692
2027	38,692
Thereafter	222,482
Total	$386,923

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

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at September 30, 2023 represents the excess of the consideration paid over the fair value of net assets acquired from Urbane New Haven, LLC in October 2022.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 8 – Lines of Credit, Mortgage Payable, and Churchill Facility, are amortized over the term of the applicable facility using the straight-line method.

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 9 – Unsecured Notes Payable, are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than ninety (90) days past due or interest charged at default rates. However, interest income not accrued at September 30, 2023 but collected prior to the issuance of this report is included in income for the period ended September 30, 2023.

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

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. The Company does not expect to incur any corporate federal income tax liability outside of the TRSs, as it believes it has maintained its qualification as a REIT. During the three and nine months ended September 30, 2023 and 2022, neither the Company nor any of its TRSs, recognized any provisions for federal income tax or state, local and franchise taxes on the Company’s consolidated statements of operations.

The income tax provision for the Company differs from the amount computed by applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of September 30, 2023 and 2022.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses” (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings (“TDR”) for creditors that have adopted the CECL standard and requires enhanced disclosures for loan modifications made to borrowers experiencing financial difficulty in the form of interest rate reductions, principal forgiveness, other-than-insignificant payment delays, or term extensions. In addition, the new guidance requires presentation in the vintage disclosures of current-period gross write-offs by year of origination. The amendments in this update became effective for fiscal years beginning after December 15, 2022. This update did not have a material effect on the Company’s financial statements, except for requiring additional disclosure relating to loan modifications to borrowers experiencing financial difficulty.

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

Reclassifications

Certain amounts included in the September 30, 2022 and December 31, 2022 consolidated financial statements have been reclassified to conform to the September 30, 2023 presentation.

3.    Fair Value Measurement

The fair value measurement level within the fair value hierarchy of an asset or liability is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Stocks and ETFs	$—	$1,932,270	$—	$1,932,270
Mutual funds	15,599,486	—	—	15,599,486
Debt securities	18,699,251	813,650	—	19,512,901
Total liquid investments	$34,298,737	$2,745,920	$—	$37,044,657
Real estate owned	$—	$—	$3,481,177	$3,481,177

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Stocks and ETF’s	$3,282,659	$1,446,065	$—	$4,728,724
Mutual funds	14,850,839	—	—	14,850,839
Debt securities	3,880,045	1,116,854	—	4,996,899
Total liquid investments	$22,013,543	$2,562,919	$—	$24,576,462
Real estate owned	—	—	$5,216,149	$5,216,149

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

See Note 6 for the roll forward of real estate owned – Level 3 assets.

Impact of Fair Value of AFS Securities on OCI

The carrying value of the Company’s financial instruments approximates fair value generally due to the relative short-term nature of such instruments. Other financial assets and financial liabilities have fair value that approximate their carrying value.

Pursuant to ASC 326-30-50-4 and 50-5, the Company is required to disclose investment securities that have been in a continuous unrealized loss position for 12 months or more as of the balance sheet date. As of September 30, 2023 and December 31, 2022, the Company had a continuous unrealized losses over 12 months in Available-For-Sale debt securities (AFS’s) of approximately $834,000 and approximately $531,000, respectively. The Company reviewed several factors to assess the credit quality of the debt instruments including, but not limited to, current cash position, operating cash flow, and corporate earnings as of the most recently filed financial statements. As such, as of September 30, 2023, the Company has concluded no such allowance for credit losses regarding AFS’s debt securities was deemed necessary.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The following table presents the impact of the Company’s AFS’s - debt securities included in Other Comprehensive Income (OCI) for the three and nine months ended September 30, 2023:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2023	2022	2023	2022
OCI from AFS securities:
Unrealized (losses) on AFS securities at beginning of period	$(376,078)	$(425,972)	$(561,490)	$(476,016)
Unrealized gain (losses) on securities available-for-sale – debt securities	(83,606)	(131,569)	101,806	(81,525)
Change in OCI from AFS securities	(83,606)	(131,569)	101,806	(81,525)
Balance at end of period	$(459,684)	$(557,541)	$(459,684)	$(557,541)

The following table presents the Company’s Level 3 Investments of Real Estate Owned as of September 30, 2023 and December 31, 2022:

	Nine Months Ended	Twelve Months Ended
	September 30, 2023	December, 31, 2022
Real Estate Owned at the beginning of period	$5,216,149	$6,559,010
Principal basis transferred to Real Estate Owned	1,186,663	1,376,733
Charges and/or improvements	214,642	126,443
Proceeds from sale of Real Estate Owned	(2,636,410)	(2,090,880)
Impairment	(612,500)	(799,909)
Gain on sale of Real Estate Owned	112,633	44,752
Balance at end of period	$3,481,177	$5,216,149

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

Allowance for credit losses is charged to income in amounts sufficient to maintain an allowance for credit losses inherent in the loans that are established systematically by management as of the reporting date. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. The Company uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the loans, which is supplemented by management’s judgment. Expected losses are estimated for groups of accounts aggregated by geographical location.

The Company’s estimate of expected credit losses includes a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. The Company reviews charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, loans on nonaccrual status had an outstanding principal balance of $82,913,227 and $55,691,857, respectively. The nonaccrual loans are inclusive of loans pending foreclosure. For the three and nine months ended September 30, 2023, $61,718 and $394,909 of interest income, respectively, was recorded on nonaccrual loans due to payments received.

For the nine months ended September 30, 2023 and 2022, the aggregate amounts of loans funded by the Company were $159,678,482 and $252,370,675, respectively, offset by principal repayments of $123,495,534 and $95,173,969, respectively.

As of September 30, 2023, the Company’s mortgage loan portfolio includes loans ranging in size up to approximately $36.1 million with stated interest rates ranging from 5.0% to 15.0%. The default interest rate is generally 18% but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.

At September 30, 2023, and December 31, 2022, no single borrower or group of related borrowers had loans outstanding representing more than 10% of the total balance of the loans outstanding.

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

The following table summarizes the activity in the CECL Allowance from adoption on January 1, 2023:

	CECL Allowance			Provision for	CECL
	as of December	Adoption of ASU		CECL	Allowance as of
(dollars in thousands)	31, 2022(1)	2016-13(2)	Charge-offs	Allowance	September 30, 2023
Geographical Location
New England	$105	$1,302	$—	$153	$1,560
West	—	7	—	(7)	—
South	—	402	—	(64)	338
Mid-Atlantic	—	210	—	5	215
Total	$105	$1,921	$—	$87	$2,113

(1) As of December 31, 2022, amounts represent probable loan loss provisions recorded before the adoption of the ASU 2016-13.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(2) As a component of the adoption of ASU 2016-13, $498,600 of the CECL allowance is excluded from this table because it relates to unfunded commitments and has been recorded as a liability under accounts payable and accrued liabilities in the Company’s consolidated balance sheet.

Presented below is the Company’s loan portfolio by geographical location:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Geographical Location
New England	$253,947	51.0%	$225,603	49.0%
West	3,150	0.6%	3,150	0.7%
South	146,286	29.4%	135,857	29.5%
Mid-Atlantic	94,648	19.0%	96,128	20.8%
Total	498,031	100.0%	460,738	100.0%
Less, CECL and Direct Allowances	2,113		105
Carrying value, net	$495,918		$460,633

Presented below are the carrying values by Property Type:

	September 30, 2023		December 31, 2022
	Outstanding		Outstanding
(dollars in thousands)	Principal	% of Portfolio	Principal	% of Portfolio
Property Type
Residential	$219,120	44.0%	$229,944	49.9%
Commercial	164,200	33.0%	154,929	33.6%
Land	85,690	17.2%	46,499	10.1%
Mixed use	29,021	5.8%	29,366	6.4%
Total	498,031	100.0%	460,738	100.0%
Less, CECL and Direct Allowances	2,113		105
Carrying value, net	$495,918		$460,633

The following tables allocate the carrying value of the Company’s loan portfolio based on internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	September 30, 2023		Year Originated(1)
	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2023	2022	2021	2020	Prior
Under 500	$400	0.1%	$—	$—	$—	$—	$400
501-550	4,041	0.8%	—	—	1,590	—	2,451
551-600	9,132	1.8%	290	2,880	4,181	597	1,184
601-650	43,135	8.7%	4,189	19,528	9,164	5,917	4,337
651-700	85,402	17.1%	6,718	24,569	39,273	6,682	8,160
701-750	194,137	39.0%	25,821	58,021	98,455	6,351	5,489
751-800	143,421	28.8%	24,629	51,993	54,813	10,223	1,763
801-850	18,363	3.7%	77	17,723	—	279	284
Total	498,031	100.0%	$61,724	$174,714	$207,476	$30,049	$24,068
Less, CECL and Direct Allowances	2,113
Carrying value, net	$495,918

(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

	December 31, 2022		Year Originated(1)
	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2022	2021	2020	2019	Prior
Under 500	$629	0.1%	$—	$—	$185	$235	$209
501-550	4,786	1.0%	—	1,779	87	803	2,117
551-600	15,977	3.5%	3,061	8,256	1,836	1,357	1,467
601-650	40,349	8.8%	21,382	7,474	6,273	1,547	3,673
651-700	84,085	18.3%	33,832	31,342	7,398	5,269	6,244
701-750	174,347	37.8%	65,190	90,524	11,892	5,527	1,214
751-800	125,347	27.2%	68,826	45,038	9,470	1,640	373
801-850	15,218	3.3%	14,554	—	399	—	265
Total	460,738	100.0%	$206,845	$184,413	$37,540	$16,378	$16,562
Less, CECL and Direct Allowances	105
Carrying value, net	$460,633

(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of a loan and are updated if the loan is modified or on an as needed basis.

The following table sets forth the maturities of mortgages receivable as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023	As of December 31, 2022
2023 and prior	$168,774,227	$372,964,665
2024	279,909,034	85,968,294
2025	49,249,401	1,699,500
2026	—	—
2027	—	—
Thereafter	98,356	105,809
Total	498,031,018	460,738,268
Less, CECL and Direct Allowances	2,113,178	105,000
Total	$495,917,840	$460,633,268

At September 30, 2023, of the 327 mortgage loans included in the Company’s loan portfolio, 95, having an aggregate outstanding principal balance of approximately $84.8 million, or approximately 17.0%, of mortgage receivables, have matured but have not been repaid in full or extended. Of these 95 loans, 64 are in foreclosure status, which have an aggregate principal balance of approximately $63.5 million.

At December 31, 2022, of the 444 mortgage loans included in the Company’s loan portfolio, 105 loans having an aggregate outstanding principal balance of approximately $61.6 million, or approximately 13.4%, of mortgage receivables, had matured but have not been repaid in full or extended. Of these 105 loans, 40 were in foreclosure status, which had an aggregate principal balance of approximately $22.6 million.

All loans in maturity default and not in foreclosure are subject to modification and will be extended if the borrower can satisfy the Company’s underwriting criteria, including the proper loan-to-value ratio, at the time of renewal. In the case of each of the loans in foreclosure, the Company believed the value of the collateral exceeded the outstanding balance on the loan.

Loan modifications made to borrowers experiencing financial difficulty

In certain situations, the Company may provide loan modifications to borrowers experiencing financial difficulty. These modifications may include term extensions, and adding unpaid interest, charges and taxes to the principal balance intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company generally receives additional collateral as part of extending the terms of the loan.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The table below presents loan modifications made to borrowers experiencing financial difficulty:

	Three Months Ended September 30, 2023
		% of Total Carrying Value of
(in thousands)	Carrying Value	Loans, net	Financial Effect
Loans modified during the period ended
Term extension	$32,791	6.6%	A weighted average of 19.7 months were added to the life of the loans

	Nine Months Ended September 30, 2023
		% of Total Carrying Value of
	Carrying Value	Loans, net	Financial Effect
Loans modified during the period ended
Term extension	$62,977	12.7%	A weighted average of 17.3 months were added to the life of the loans
Other	16,064	3.2%	Unpaid interest/taxes/charges added to principal balance

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified in the last 12 months to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

	Three Months Ended September 30, 2023

(in thousands)	Current	90-119 days past due	120+ days past due	Total
Loans modified during the period ended
Term extension	$32,791	$—	$—	$32,791

	Nine Months Ended September 30, 2023

	Current	90-119 days past due	120+ days past due	Total
Loans modified during the period ended
Term extension	$62,977	$—	$—	$62,977
Other	16,064	—	—	16,064

The Company has committed to lend additional amounts totaling $23.2 million to borrowers experiencing financial difficulty.

5. Investment in Real Estate

At September 30, 2023, investment in real estate consisted of the following:

Amount
Land	$3,956,786
Building	4,935,714
Site improvements	359,249
Tenant improvements	1,182,842
Total	$10,434,591

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

6.    Real Estate Owned

Property acquired through foreclosure are included on the balance sheet as real estate owned and further categorized as held for sale or held for rental, described in detail below.

As of September 30, 2023 and December 31, 2022, the fair value of real estate owned totaled $3,481,177 and $5,216,149, respectively, with no valuation allowance. For the three months ended September 30, 2023 and 2022, the Company recorded an impairment loss of $400,000 and $195,000, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an impairment loss of $612,500 and $685,500, respectively.

As of September 30, 2023, real estate owned included $825,963 of real estate held for rental and $2,655,214 of real estate held for sale. As of September 30, 2022, real estate owned included $800,053 of real estate held for rental and $4,815,887 of real estate held for sale.

Properties Held for Sale

During the three months ended September 30, 2023, the Company sold one (1) property held for sale and recognized a loss of $14,229. During the nine months ended September 30, 2023, the Company sold six (6) properties held for sale and recognized an aggregate net gain of $112,633. During the three months ended September 30, 2022, the Company sold two (2) properties held for sale and recognized an aggregate net loss of $962. During the nine months ended September 30, 2022, the Company sold five (5) properties held for sale and recognized an aggregate net gain of $121,381.

Properties Held for Rental

As of September 30, 2023, one property, a commercial building, was held for rental. The tenant signed a five-year lease that commenced on August 1, 2021.

Rental payments due from real estate held for rental are as follows:

Year ending December 31, 2023	$13,300
Year ending December 31, 2024	53,200
Year ending December 31, 2025	53,200
Year ending December 31, 2026	31,033
Total	$150,733

7.   Other Assets

As of September 30, 2023 and December 31, 2022, other assets consists of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$218,004	$410,373
Other receivables	4,385,986	3,519,804
Other assets	4,724	477,048
Goodwill	391,000	391,000
Intangible asset – trade name	130,400	130,400
Intangible asset – lease	568,460	—
Deferred financing costs, net	341,662	54,548
Deferred leasing cost	386,923	—
Total	$6,427,159	$4,983,173

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

8.    Lines of Credit, Mortgage Payable, and Churchill Facility

Line of Credit – Wells Fargo

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (6.75% at September 30, 2023, 6.75% as of November 10, 2023). As of September 30, 2023 the total outstanding balance on the Wells Fargo credit line was $26.3 million.

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

On February 28, 2023, the Company refinanced the NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank (the “New NHB Mortgage”). The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other factors. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR (which replaced the 90-day LIBOR) plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The Company uses the proceeds from the Facility to finance the continued expansion of its lending business and for general corporate purposes. At September 30, 2023, the total amount outstanding under the Facility was $47.9 million. The collateral pledged to Churchill at September 30, 2023 was 22 mortgage loans that in the aggregate had unpaid principal balance of approximately $79.9 million. As of September 30, 2023 the effective rate charged under the Facility was 9.47%.

Each of the New NHB Mortgage and the Churchill Facility contain cross-default provisions.

Line of Credit – Needham Bank

On March 2, 2023, the Company entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Credit Facility”). Under the Credit Agreement, the Company also has the right to request an increase in the size of the Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. Loans under the Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Credit Facility are secured by a first priority lien on virtually all Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure) and mortgages sold to Churchill under the Facility. The Credit Facility expires March 2, 2026 but the Company has a right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as it is not in default and satisfies certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. The Company may terminate the Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires the Company to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%.

Effective as of September 8, 2023, in accordance with the terms of the Credit Agreement, the Credit Agreement was amended to increase the Maximum Revolving Loan Commitment (as defined in the Credit Agreement) to $65 million.

The Company uses the proceeds from the Credit Facility to finance the continued expansion of its lending business and for general corporate purposes. At September 30, 2023, the total amount outstanding under the Credit Facility was $25.0 million, and the interest rate was 8.25%.

9.    Unsecured Notes Payable

At September 30, 2023, the Company had an aggregate of $281,759,933 of unsecured, unsubordinated notes payable outstanding, net of $6,641,817 of deferred financing costs (collectively, the “Notes”). Currently, the Company has seven series of Notes outstanding:

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCB,” “SACC,” “SCCC,” “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, the June 2024 Notes, December 2024 Notes and the September 2025 Notes are callable at any time. The December 2026 Notes will be callable at any time after December 30, 2023, the March 2027 Notes will be callable at any time after March 9, 2024, the June 2027 Notes will be callable at any time after May 11, 2024, and the September 2027 Notes will be callable at any time after August 23, 2024. As of the date of this report, the Company is actively pursuing strategies to address the 2024 maturities including, but not limited to, refinancing, extending, or paying off in full.

The following are the future principal payments on the notes payable as of September 30, 2023:

Year ending December 31,	Amount
Remainder of 2023	$—
2024	58,163,000
2025	56,363,750
2026	51,750,000
2027	122,125,000
Total principal payments	288,401,750
Deferred financing costs	(6,641,817)
Total notes payable, net of deferred financing costs	$281,759,933

The estimated amortization of the deferred financing costs as of September 30, 2023 is as follows:

Year ending December 31,	Amount
Remainder of 2023	$593,327
2024	2,336,228
2025	1,807,606
2026	1,410,319
2027	494,337
Total deferred costs	$6,641,817

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

10.   Accounts Payable and Accrued Liabilities

As of September 30, 2023 and December 31, 2022, accounts payable and accrued liabilities include the following:

	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$1,184,112	$1,109,789
CECL - allowance for unfunded contractual obligation credit losses	498,600	—
Other notes	—	6,014
Accrued interest	378,076	323,416
Total	$2,060,788	$1,439,219

11.   Fee and Other Income

For the three and nine month periods ended September 30, 2023 and 2022, fee and other income consists of the following:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2023	2022	2023	2022
Late and other fees	$367,281	$92,098	$517,599	$338,638
Processing fees	28,785	37,480	90,485	165,950
Rental income, net	13,300	8,867	39,900	37,067
Extension fees	435,457	212,608	849,002	415,128
Construction management fee	46,243	86,881	714,051	135,690
Other fees	35,328	37,410	108,505	123,850
Legal fees	102,945	91,115	318,945	253,055
Other income	210,213	75,290	879,645	579,541
Total	$1,239,552	$641,749	$3,518,132	$2,048,921

12.   Commitments and Contingencies

Origination, Modification, and Construction Servicing Fees

Loan origination, modification, and construction servicing fees generally range from 1% - 3% each of the original loan principal or the modified loan balance and, generally, are payable at the time the loan is funded or modified. The unamortized portion is recorded as deferred revenue on the consolidated balance sheet. At September 30, 2023, deferred revenue was approximately $5.0 million, which will be recorded as income as follows:

Year ending December 31, 2023	$1,809,598
Year ending December 31, 2024	2,950,866
Year ending December 31, 2025	198,615
Total	$4,959,079

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018, April 2021 and April 2022 to $360,000, $500,000 and $750,000, respectively; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2021, the Company granted 89,928 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on each of January 1, 2022 and 2023, and the remaining one-third will vest on January 1, 2024. In April 2022, the Company granted 98,425 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025. In February 2023, the Company granted 130,890 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares will vest on each of January 1, 2024, 2025 and 2026. As of September 30, 2023, 226,483 restricted common shares remain unvested.

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

Unfunded Commitments

At September 30, 2023, the Company had future funding obligations totaling approximately $107.7 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities.

Other

In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At September 30, 2023, there was one such proceeding pending. The unpaid principal balances on the properties that are the subject of these proceedings was approximately $0.1 million.

In accordance with the asset purchase agreement with Urbane New Haven, LLC (“Urbane”) in October 2022, under certain circumstances the Company will be required to pay Urbane 20% of the net proceeds, as defined, of certain real estate development projects completed by the Company until such time that the former principal owner of Urbane, who is currently employed by the Company, is no longer employed by the Company. Any future payments will be expensed.

On September 11, 2023, the Company entered into a contract to acquire a residential property in Miami, FL. The purchase price for the property is $2,300,000. The Company paid $230,000 upon the execution and delivery of the contract, which amount is refundable if the seller fails to satisfy certain closing conditions or fails to transfer ownership of the property. The balance of the purchase price is due at closing.

13.   Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of September 30, 2023 and December 31, 2022, loans to known shareholders totaled approximately $28.9 million and approximately $23.5 million, respectively. Interest income earned on these loans for the three months ended September 30, 2023 and 2022 totaled $541,177 and $416,275, respectively, and for the nine months ended September 30, 2023 and 2022 totaled $1,623,530 and $1,248,826, respectively.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The wife of the Company’s chief executive officer was employed by the Company as its director of finance until her retirement from the Company on September 30, 2022. For the three and nine month periods ended September 30, 2022, she was paid $2,115 and $62,865, respectively, as compensation from the Company. In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For the three months ended September 30, 2023 and 2022, she received compensation of $38,754 and $35,727, respectively. For the nine months ended September 30, 2023 and 2022, she received compensation of $114,754 and $106,327, respectively.

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

The Company is potentially subject to concentration of credit risk in its investment securities. Currently, all its investment securities, which include common shares, Series A Preferred Stock, corporate bonds and mutual funds, are held at Wells Fargo Advisors. Wells Fargo Advisors is a member of the Securities Investor Protection Corporation (SIPC). SIPC protects clients against the custodial risk of a member investment firm becoming insolvent by replacing missing securities and cash up to $500,000, including up to $250,000 in cash, per client in accordance with SIPC rules.

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (44.9%), Florida (23.7%) and New York (12.9%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

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

16.   Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of September 30, 2023 was 988,785.

During the nine months ended September 30, 2023 and 2022, the Company granted an aggregate of 201,390 and 153,967 restricted common shares under the Plan, respectively, with a fair value of $771,621 and $357,167, respectively.

With respect to the restricted common shares granted during the nine months ended September 30, 2023, (i) an aggregate of 22,000 shares vested immediately on the date of grant, an additional aggregate of 22,000 shares will vest on each of the first and

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

second anniversaries of the date of grant, and 4,500 shares will vest on the third anniversary of the date of grant, and (ii) 43,630 shares will vest on January 1, 2024, 2025 and 2026, respectively.

Stock-based compensation for the three months ended September 30, 2023 and 2022 was $220,971 and $127,000, respectively. Stock-based compensation for the nine months ended September 30, 2023 and 2022 was $616,496 and $357,167, respectively. As of September 30, 2023, unrecorded stock-based compensation expense was $904,724.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three months ended September 30, 2023 and 2022, the 401(k) Plan expense was $48,346 and $21,924, respectively. For the nine months ended September 30, 2023 and 2022, the 401(k) Plan expense was $123,735 and $71,925, respectively.

17.   Equity

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75,000,000 of its common shares and its Series A Preferred Stock (as defined in Note 20 below) having an aggregate liquidation preference of up to $25,000,000 in an “at-the market” offering, which is ongoing. During the nine months ended September 30, 2023, under this offering, the Company sold an aggregate of 4,140,503 common shares, realizing gross proceeds of approximately $15.6 million, and sold an aggregate of 92,879 shares of its Series A Preferred Stock having an aggregate liquidation preference of $2,321,975, realizing gross proceeds of approximately $1,933,900 representing a discount of approximately 16.7% to the liquidation preference.

In October 2022, the Board adopted a stock repurchase plan (the “Repurchase Program”), pursuant to which the Company could repurchase up to an aggregate of $7,500,000 of its common shares. Under the Repurchase Program, share repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. During the nine month period ended September 30, 2023, the Company repurchased 71,000 common shares under the Repurchase Program at a total cost of approximately $226,000. Following the repurchase, such shares were returned to authorized but unissued shares of the Company. As of September 30, 2023, there were approximately $7,277,000 available under the Repurchase Program. On September 7, 2023, the Company’s Board of Directors extended the Repurchase Program. The new Repurchase Program will expire on October 9, 2024.

18.   Partnership Investments

As of September 30, 2023, the Company had invested an aggregate of approximately $40.0 million in five limited liability companies in which it held non-controlling interests. The Company’s ownership interest in four of the limited liability companies ranges from approximately 7% to 49% and one of the partnerships is owned 100% by the Company. The Company accounts for these investments at cost because the Company does not manage the entities and thus, has no control or have significant influence over the investments. The third party manager of the investments is a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

The Company’s partnership investments can be categorized into two fund structures, fund investments and direct loan investments. The fund investments primarily include investments in two partnerships that invest in mortgage loans. The direct loan investments are through three partnerships whereby the Company directly invests in the participation of individual loans. Both the fund and direct loan structure primarily invest in mortgage loans to borrowers with a majority of the deals being leveraged by a bank. These loans are primarily two- to three- year collateralized mortgage loans, often with contractual extension options for the borrowers of an additional year. The Company receives quarterly dividends from the partnerships that are composed of a preferred return, return of capital and promote depending on each loan’s waterfall calculation, as defined by the loan agreements. The Company’s interests in

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

the funds are not redeemable at any time, as its investment will be repaid as the underlying loans are repaid. The Company expects to be repaid on its current investments by December 31, 2026.

For the three months ended September 30, 2023 and 2022, these investments generated $0.7 million and $0.5 million, respectively, of income for the Company. For the nine months ended September 30, 2023 and 2022, the partnerships generated $2.3 million and $1.1 million, respectively, of income for the Company.

At September 30, 2023, the Company had unfunded partnership commitments totaling approximately $1.0 million.

19.   Special Purpose Acquisition Corporation

In the third quarter ended September 30, 2023, the Company reported a loss of $477,047 representing its investment in Sachem Acquisition Corp., a special purpose acquisition company.

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

21.   Subsequent Events

On July 26, 2023, the Company’s Board of Directors declared a dividend of $0.11 per common share payable on November 7, 2023 to shareholders of record as of October 31, 2023.

Management has evaluated subsequent events through the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

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

Review of the First Nine Months of 2023 and Outlook for Balance of Year

Compared to the nine months of 2022, revenue increased 33.8%, net income attributable to common shareholders increased 19.6%, while earnings per share remained consistent with September 30, 2022. The revenue increase was directly related to the growth in our lending activities as well as to the increase in the interest rates that we are able to charge borrowers, which is reflected in our interest income which had an increase of 21.9%, and our income from partnership investments that had an increase of 110.1%. We also recorded an unrealized gain of approximately $0.4 million on investment securities for the nine months of 2023 compared to a loss of $3.6 million for the nine months of 2022, reflecting a $4.0 million increase in the value of those securities. The increase in revenue was partially offset by a 45.7% increase in operating costs and expenses. The increase in operating expenses is mainly attributable to a 43.8% increase in interest and amortization of deferred financing costs and an 37.5% increase in compensation and related expenses. The increase in compensation expense is mainly attributable to the hiring of our former Chief Financial Officer in August of 2022 (see Note 12 in the accompanying consolidated financial statements), and to the hiring of additional employees in connection with our acquisition of the assets of Urbane New Haven, LLC in October of 2022. Mortgages receivable increased by approximately $47.4 million compared to the same prior year period, while cash and cash equivalents decreased by 27.3%. The increase in mortgages receivable was primarily due to an increase in lending.

Our primary business objective for the balance of 2023 remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, better capitalized and experienced sponsors. To drive additional operational excellence, we continuously review, assess, and upgrade our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. Additionally, we continue to focus on developing relationships with larger-scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

Our overall business strategy is as follows:

●	capitalize on opportunities created by the long-term structural changes in the real estate finance market and the continuing lack of liquidity in the commercial and investment real estate markets;
●	take advantage of the prevailing economic environment and current economic, political and social trends that may impact real estate finance, as well as the outlook for real estate in general and particular asset classes;
●	remain flexible to capitalize on changing sets of investment opportunities that may be present in the various points of an economic cycle;
●	continue to improve operational efficiencies and reduce general and administrative expenses as a percentage of revenue;
●	maintain our status as a publicly-held company, subject to the reporting requirements of the Exchange Act, which gives us immediate access to the public markets for much-needed capital; and
●	continue to operate to qualify as a REIT and continue to qualify for an exemption from registration under the Investment Company Act of 1940, as amended.

To date, 2023 has been a challenging year and we expect it to continue to be one due to the following factors:

Rising interest rates and interest rate compression. The rates on our existing credit facilities, including the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (refinanced in February 2023) (as defined below), have all increased. In addition, the interest rate on the September 2027 Notes, our last note offering in 2022, was 8%, the highest it has ever been. Overall, our weighted average cost of debt capital, excluding amortization of deferred financing costs, as of September 30, 2023 was 7.3% compared to 6.7% as of September 30, 2022. For the nine months ended September 30, 2023, and 2022, the yield on our mortgage loan portfolio, inclusive of default interest, was 12.2% and 11.3%, respectively. (For this purpose, yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) Nevertheless, we believe the interest rate compression will continue to be a factor during the remainder of 2023.

Geopolitical concerns. Various geopolitical concerns, including the ongoing conflict between Ukraine and Russia and Israel and Hamas, have heightened tensions between the U.S. and China regarding Taiwan and global trade, Iran’s continued pursuit of nuclear weapons and its ongoing attempts to destabilize the Middle East and North Korea’s belligerence, have led to market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. The true ramifications of these conflicts and their impact on the markets and our business operations, specifically our borrowers and real estate prices are not fully known at this time. Our business is purely domestic, but we are impacted by market volatility and cybersecurity is a concern for all businesses.

Increased competition. In the past, our primary competitors were other non-bank real estate finance companies and banks and other financial institutions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. The primary driver for these new market participants, we believe, is their need to find higher yielding investments. Given that residential transition loan gross yields are in the 12-15% range, many institutions are deploying capital into credit products where the returns are nearing equity investments. These entities, in general, are well-funded, have relatively easy access to capital and are aggressive in terms of pricing. In addition, competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers. Given recent developments regarding mid-size regional banks, we believe competition from traditional banks will continue to abate in 2023 and into 2024 rather than increase. However, as traditional banks exit the lending market, non-traditional lenders, such as non-bank real estate companies, hedge funds, private equity funds and insurance companies, are likely to step into the void. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

Borrower expectations. As stated above the increased yield environment has resulted in an inflow of private capital into the transitional lending sector. As a result, some of the negotiating leverage has shifted in favor of borrowers who have multiple term sheets. As borrowers have more choices they are demanding better terms, relative to the current interest rate enviorment. While we are able to pass along most of the increased cost of capital to the borrowers, increased competition has the potential to hinder spreads. This is particularly true as we focus more on larger loans and borrowers with better credit histories.

Property value fluctuations. Property value market cycles could have an adverse impact on our operations and finacial condition. We monitor a variety of indicators to track property value trends, including the Federal Funds Rate, U.S Treasury data, days-on-market, pending sales, NAHB’s Housing Market Index and the Senior Loan Officer Opinion Survey. Additionally, we almost always utilize a third party valuation including, but not limited to, appraisals, Broker Price Opinions (“BPOs”), and Automated Valuation Models (“AVMs”), to assist in both our underwriting and monitoring of our portfolio assets. By judiciously relying on our indicators and continuing to make sound underwriting decisions, we are poised to respond quickly if asset valuations begin to decline.

Increased operating expenses. Our operating expenses for the three and nine months ended September 30, 2023 are significantly higher than they were in 2022 due to our higher debt load, as well as higher borrowing rates. In addition, we expect that our aggregate dividend payments will be higher in 2023 than in 2022 due to an increase in the outstanding number of our common shares (“Common Shares”), and our Series A Preferred Stock (“Series A Preferred Stock”), which carries a 7.75% annual dividend rate. Finally, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At September 30, 2023, our mortgage loan portfolio included 144 loans with future funding obligations, in the aggregate principal amount of $107.7 million, compared 185 loans with future funding obligations, in the aggregate principal amount of approximately $118.0 million at September 30, 2022. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. To deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

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

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness and we are mindful of the need to repay it at the appropriate time. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At September 30, 2023, debt represented approximately 61.0% of our total capital compared to 59.8% at September 30, 2022. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to continue to leverage our portfolio for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

As of September 30, 2023, we had seven series of unsecured unsubordinated notes outstanding, having an aggregate outstanding principal balance of $288.4 million (collectively, the “Notes”) all of which rank equally in right of payment with all of our existing and future senior unsecured and unsubordinated indebtedness and are effectively subordinated in right of payment to all existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant a security interest) and structurally subordinated to all existing and future indebtedness of our subsidiaries. Interest on each series of notes is payable quarterly in arrears on each March 30, June 30, September 30 and December 30 of each year they are outstanding and, except as noted below, each series can be prepaid beginning on the second anniversary of its date of issuance. The aggregate net proceeds, net of the deferred financing costs, from the sale of the notes was approximately $276.4 million.

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

On July 21, 2021, we consummated a $200 million facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”). Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that (A) prohibits us from (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) requires us to maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At September 30, 2023, the amount outstanding under the Churchill Facility was approximately $47.9 million, which amount was accruing interest at the rate of 9.47% per annum.

In 2020, we established a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”). The Wells Fargo Loan is secured by our portfolio of short-term securities, had a balance of approximately $26.3 million at September 30, 2023. The outstanding balance on this loan bears interest at a rate equal to 1.75% below the prime rate. At September 30, 2023 the prime rate was 8.50% and the interest rate on the Wells Fargo Loan was, thus, 6.75%. As of the date of this report, there has not been a change in the interest rates stated as of September 30, 2023.

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

On February 28, 2023, we refinanced the NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank (the “New NHB Mortgage”). The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable monthly, based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

On March 2, 2023, we entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, we have the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. As of September 8, 2023, the Needham Credit Facility was increased to $65 million. Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets. Assets excluded from the lien include real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility. The Needham Credit Facility expires March 2, 2026 subject to our right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as we are not in default and satisfy certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. We have the right to terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires us to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ending June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%. As of September 30, 2023 and November 10, 2023, the interest rate on the Needham Credit Facility was 8.25% per annum.

Finally, from time-to-time we raise capital by selling our Common Shares in various at-the market offerings. During the nine months ended September 30, 2023, under our at-the-market offering facility (see Note 17 to the accompanying consolidated financial statements), we sold an aggregate of 4,140,503 Common Shares, realizing gross proceeds of approximately $15.6 million and we sold shares of Series A Preferred Stock having an aggregate liquidation preference of $2,321,975, realizing gross proceeds of approximately $1.9 million representing a discount of approximately 16.7% from the liquidation preference. At September 30, 2023, approximately $55.7 million of Common Shares and $23.1 million of Series A Preferred Stock were available for future sale under the ongoing at-the-market offering.

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

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Total revenue

Total revenue for the three months ended September 30, 2023 was approximately $17.5 million compared to approximately $13.5 million for the three months ended September 30, 2022, an increase of approximately $4.0 million, or 29.5%. The increase in revenue is primarily attributable to an increase in our lending operations as well as to the increase in the interest rates that we are able to charge borrowers in comparison to the three months ended September 30, 2022. For the 2023 period, interest income was approximately $14.3 million compared to approximately $11.5 million for the 2022 period, representing an increase of approximately $2.8 million or 23.6%. Origination and modification fees were approximately $1.2 million compared to approximately $1.7 million for the 2022 period, representing a decrease of approximately $0.5 million or 28.4%. For the three months ended September 30, 2023, revenue was partially offset by approximately $0.2 million of unrealized losses on investment securities million compared to approximately $1.1 million for the 2022 period, representing an increase of approximately $0.8 million or 77.7%.

Operating costs and expenses

Total operating costs and expenses for three months ended September 30, 2023 were approximately $11.3 million compared to approximately $8.5 million for the three months ended September 30, 2022, an increase of approximately $2.8 million, or 33.7%. The increase in operating costs and expenses is primarily attributable to the increase in our indebtedness, which was the fuel for our revenue growth, along with increases in the cost of funds. In the 2023 period, interest and amortization of deferred financing costs was approximately $7.7 million compared to approximately $6.0 million in the same 2022 period, an increase of approximately $1.7 million or 28.6%. The balance of the increase in operating expenses was primarily attributable to (i) compensation, fees and taxes which increased approximately $0.2 million, a 15.0% increase over the comparable 2022 amount, and (ii) general and administrative expenses, which increased approximately $0.6 million, a 84.6% increase over the comparable 2022 amount.

Comprehensive income

For the quarter ended September 30, 2023, we reported an unrealized loss on investment securities of approximately $83,600 reflecting the decrease in the market value of certain securities since June 30, 2023. For the quarter ended September 30, 2022, we reported an unrealized loss on investment securities of approximately $132,000 reflecting a decrease in the market value of certain securities since June 30, 2022.

Net income

Net income attributable to common shareholders for the three months ended September 30, 2023 was approximately $5.2 million, or $0.12 per share, compared to approximately $4.1 million, or $0.11 per share for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2023

Total revenue

Total revenue for the nine months ended September 30, 2023 was approximately $48.7 million compared to approximately $36.4 million for the nine months ended September 30, 2022, an increase of approximately $12.3 million, or 33.8%. The increase in revenue is primarily attributable to the growth in our lending operations as well as to the increase in the interest rates that we are able to charge borrowers in comparison to the nine months ended September 30, 2022. For the 2023 period, interest income was approximately $37.2 million compared to approximately $30.5 million for the 2022 period, representing an increase of approximately $6.7 million or 21.9%. Income from partnership investments increased to approximately $2.3 million for the 2023 period compared to approximately $1.1 million for the 2022 period, an increase of approximately $1.2 million. Fee and other income was approximately $3.5 million for the 2023 period compared to approximately $2.0 million for the 2022 period, an increase of approximately $1.5 million. For the nine months ended September 30, 2023, unrealized gain on investment securities was approximately $0.4 million, an increase of approximately $4.0 million compared to revenue being partially offset by an unrealized loss of approximately $3.6 million for the nine months ended September 30, 2022.

Operating costs and expenses

Total operating costs and expenses for nine months ended September 30, 2023 were approximately $31.7 million compared to approximately $21.8 million for the nine months ended September 30, 2022, an increase of approximately $9.9 million, or 45.7%. The increase in operating costs and expenses is primarily attributable to the increase in our overall indebtedness along with increases in our cost of funds. In the 2023 period, interest and amortization of deferred financing costs was approximately $21.7 million compared to approximately $15.1 million in the same 2022 period, an increase of $6.6 million, or 43.8%. The balance of the increase in operating expenses was attributable to (i) compensation, fees and taxes which increased approximately $1.4 million, or 37.5%, (ii)

general and administrative expenses which increased approximately $1.5 million, or 77.4%, and (iii) partially offset by an impairment loss which decreased approximately $0.2 million, or 22.5%.

Comprehensive income

For the nine months ended September 30, 2023, we reported an unrealized gain on investment securities of approximately $0.1 million reflecting the increase in the market value of such securities since December 31, 2022. For the nine months ended September 30, 2022, we reported an unrealized loss on investment securities of approximately $81,500 reflecting the decrease in the market value of such securities since December 31, 2021.

Net Income

Net income attributable to common shareholders for the nine months ended September 30, 2023 was approximately $14.2 million, or $0.32 per share, compared to $11.9 million, or $0.32 per share for the nine months ended September 30, 2022.

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

	For the Three Month		For the Nine Month
	Period Ended September 30,		Period Ended September 30,
	2023	2022	2023	2022
Adjusted Earnings:
Net income attributable to common shareholders	$5,223,440	$4,131,873	$14,192,177	$11,867,385
Add: Unrealized (gains) losses on investment securities	239,989	1,076,836	(360,610)	3,607,498
Adjusted earnings attributable to common shareholders	$5,463,429	$5,208,709	$13,831,567	$15,474,883

For the three months ended September 30, 2023 and 2022 adjusted earnings per share was $0.12 and $0.13, respectively. For the nine months ended September 30, 2023 and 2022 adjusted earnings per share was $0.32 and $0.42, respectively.

Liquidity and Capital Resources

Total assets at September 30, 2023 were approximately $637.8 million compared to approximately $565.7 million at December 31, 2022, an increase of approximately $72.2 million, or 12.8%. The increase was due primarily to the increase of our mortgage loan portfolio of approximately $35.3 million, an increase in investments in partnerships of approximately $9.1 million, an increase in net investments in rental real estate of approximately $10.4 million, and an increase in investment securities of approximately $12.5 million, partially offset by a decrease in real estate owned of approximately $1.7 million.

Total liabilities at September 30, 2023 were approximately $402.3 million compared to approximately $348.0 million at December 31, 2022, an increase of approximately $54.4 million, or 15.6%. This increase is principally due to increases in the repurchase facility of approximately $5.4 million and the line of credit of approximately $47.8 million, offset primarily by a decrease in accrued dividends payable of approximately $5.3 million.

Total shareholders’ equity at September 30, 2023 was approximately $235.5 million compared to approximately $217.7 million at December 31, 2022, an increase of approximately $17.8 million, or 8.2%. This increase was due primarily to net proceeds of approximately $15.4 million from the sale of Common Shares, net proceeds of approximately $1.9 million from the sale of Series A Preferred Stock, and our net income of approximately $17.0 million, offset by dividends paid on our Series A Preferred Stock and Common Shares of approximately $2.8 million and $11.6 million, respectively, and a cumulative credit loss adjustment resulting from the adoption of ASU 2016-13 on January 1, 2023 of approximately $2.5 million.

Net cash provided by operating activities for the nine months ended September 30, 2023 was approximately $18.9 million compared to approximately $12.4 million for the comparable 2022 period. For the 2023 period net cash provided by operating activities consisted primarily of net income of approximately $17.0 million, amortization of deferred financing costs and bond discount of approximately $1.8 million, stock-based compensation of approximately $0.6 million, impairment loss of approximately $0.6 million, increases in advances from borrowers of approximately $2.6 million and deferred revenue of approximately $0.6 million, offset by unrealized gain on investment securities of approximately $0.4 million, increase in due from borrowers of approximately $2.2 million, increase in other assets in aggregate of approximately $1.2 million, and an increase in interest and fees receivable of approximately $1.6 million. For the 2022 period net cash provided by operating activities was approximately $12.4 million. For the 2022 period net cash provided by operating activities consisted primarily of net income of approximately $14.6 million, amortization of deferred financing costs and bond discount of $1.7 million and unrealized loss on investment securities of approximately $3.6 million, offset by increases in interest and fees receivable of $2.2 million, due from borrowers of $1.5 million and decreases in advances from borrowers of approximately $5.1 million.

Net cash used for investing activities for the nine months ended September 30, 2023 was approximately $67.6 million compared to approximately $151.2 million for the comparable 2022 period. For the 2023 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $21.1 million, net purchases of interests in investment partnerships of approximately $9.1 million, investment in rental real estate of approximately $10.7 million and principal disbursements for mortgages receivable of approximately $159.7 million, offset by principal collections on mortgages receivable of approximately $123.5 million, proceeds from sale of real estate owned of approximately $0.1 million, proceeds from sale of property and equipment of approximately $0.5 million, and by proceeds from the sale of investment securities of approximately $9.1 million. For the 2022 period, net cash used for investing activities for the nine months ended September 30, 2022 was approximately $151.2 million. For the 2022 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $39.7 million, net purchases of interests in investment partnerships of approximately $16.5 million and principal disbursements for mortgages receivable of approximately $252.4 million, offset by proceeds from the sale of investment securities of approximately $62.2 million, proceeds from the sale of real estate owned of approximately $1.6 million, and by principal collections on mortgages receivable of approximately $95.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 was approximately $50.7 million compared to approximately $132.3 million for the comparable 2022 period. Net cash provided by financing activities for the 2023 period consists principally of net proceeds from the issuance of Common Shares of approximately $15.3 million, net proceeds from the issuance of Series A Preferred Stock of approximately $1.9 million, net proceeds from line of credit of approximately $47.8 million, net proceeds from repurchase facility of approximately $5.4 million, and proceeds from mortgage of $0.4 million, offset primarily by dividends paid on Common Shares of approximately $16.9 million and Series A Preferred Stock of approximately $2.8 million. Net cash provided by financing activities for the 2022 period consists principally of net proceeds from the issuance of fixed rate notes of approximately $122.1 million, net proceeds from the issuance of Common Shares of approximately $36.7 million and net proceeds from repurchase facility of approximately $24.0 million, offset primarily by repayment of line of credit of approximately $29.6 million, dividends paid on Common Shares of approximately $13.5 million, dividends paid on Series A Preferred Stock of approximately $2.8 million, and financing costs incurred in connection with fixed rate notes of approximately $4.5 million.

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

Subsequent Events

Management has evaluated subsequent events through the date on which the financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of September 30, 2023, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment, software licenses and investment in partnerships.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Investment in partnerships	$1,024,241	$1,024,241	$—	$—	$—
Unfunded loan commitments	107,727,624	107,727,624	—	—	—
Total contractual obligations	$108,751,865	$108,751,865	$—	$—	$—

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

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive and interim chief financial officer (same person), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023 (the “Evaluation Date”). Based upon that evaluation, management concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Company Purchases of its Equity Securities

In October 2022, the Board adopted a stock repurchase plan (the “Repurchase Program”), pursuant to which we may repurchase up to an aggregate of $7,500,000 of our Common Shares. Under the Repurchase Program, share repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. During the three month period ended September 30, 2023, no shares were repurchased under the Repurchase Program. On September 7, 2023, the Board extended the Repurchase Program through October 9, 2024.

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

10.13**	Employment Agreement, dated July 26, 2022, by and between John E. Warch and Sachem Capital Corp.(18)
10.14	Credit and Security Agreement, dated as of March 2, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (22)
10.14(a)	First Amendment to the Credit and Security Agreement, dated as of September 8, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent *
10.15**	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (23)
10.16**	Separation Agreement and General Release, dated as of May 5, 2023, between Sachem Capital Corp. and John E. Warch (23)
31.1	Chief Executive and Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive and Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (22)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (22)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million mortgage loan (22)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2018 and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(8)	Intentionally omitted.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(13)	Intentionally omitted.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference.
(18)	(Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2022 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: November 13, 2023	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)