Form 10-K
period 2023-12-31
Sachem Capital Corp.
filed 2024-04-01
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates, computed by reference to the closing price for a common share on the NYSE American LLC on such date, was approximately $146.0 million.

As of March 28, 2024 the registrant had 47,446,051 common shares, $0.001 par value outstanding.

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

Business Overview

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., typically three years or less) loans secured by first mortgage liens on real property located primarily in the northeastern and southeastern sections of the United States. In addition, our loans are usually further secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. Our typical borrower is a real estate investor or developer who uses the proceeds of the loan to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties and that are held for investment or sale. The mortgaged property may or may not be income producing. We do not lend to owner-occupants. Our loans are referred to in the real estate finance industry as “hard money loans” primarily because they are secured by “hard” (i.e., real estate) assets.

Our principal place of business is located in Branford, Connecticut and, since inception, our lending activity was concentrated almost exclusively in Connecticut and a few surrounding states. However, over the last few years, we have extended our geographic footprint significantly. While most of our loans, by number and amount, are still made in Connecticut, the percentages have declined. At December 31, 2023, our mortgage loan portfolio was spread across fifteen states. Connecticut loans represented approximately 59.2% of our portfolio measured by number of loans, but only approximately 39.8% measured by the loan balances. Similarly, historically our primary focus has been on small loans – less than $1 million. Over the last few years our strategy shifted, and we began to actively pursue larger loans. We believe larger loans often have better collateral in addition to better sponsors with stronger personal balance sheets. At December 31, 2023, loans having an outstanding principal balance of $1 million or less represented approximately 63.7% of the number of our loans in our portfolio, but these loans only account for approximately 14.4% of the amount of our loan portfolio.

Our loans typically have a maximum initial term of one to three years and typically bear interest at a fixed rate of 10.0% to 13.0% per year and a default rate of up to 24% per year. We usually receive origination fees, or “points,” generally ranging from 1% to 3% of the original principal amount of the loan as well as other fees relating to underwriting, funding and managing the loan. We also receive additional “points” and other loan-related fees in connection with a renewal or extension of an existing mortgage loan. Interest is always payable monthly in arrears. Recently, as loan sizes have increased, we have required most of our borrowers to establish an interest reserve funded with a minimum of one year’s interest payments, from which we draw monthly. Generally, we limit the amount of a loan to 70% of the value of the property securing the loan and 85% of the total cost of the project. However, we will consider loans with a higher loan to value ratio or higher loan to cost if there are other factors that we believe mitigate the risk. Those other factors could be additional collateral, the credit profile of the borrower, any prior history that we have with the borrower, the quality of the property or the nature of the local real estate market in which the property is located. Also, in the case of construction loans, the loan-to-value ratio is based on the post-construction value of the property. We rely on readily available market data, including appraisals, automated valuation models (AVMs), recent sales transactions and brokers to evaluate the value of the collateral. We have also adopted a policy that limits the maximum amount of our exposure to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, unless otherwise approved by the Board of Directors (the “Board”). Finally, any loan with an original principal amount exceeding $5 million must be approved by the Board.

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

The Market Opportunity

In general, we believe that there is a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable, where, historically, substandard properties are improved, rehabilitated, and renovated and under-developed markets that are experiencing rapid growth due to population shifts.

Notwithstanding the foregoing, our business is not without its challenges. The last few years, including 2023 have been particularly challenging and we expect a continuation of this trend throughout 2024 due to the following factors:

Uncertain interest rate environment. Over the past four years, our cost of capital has increased significantly as the U.S. Federal Reserve Bank (the “Fed”) raised rates as a countermeasure to stem the rapid rise in inflation. As a result, as of December 31, 2023, overall, our weighted average cost of debt capital, excluding amortization of deferred financing costs, was 7.22% compared to 7.07% as of December 31, 2022. As a result, we were forced to increase the rates we charge on our mortgage loans in order to maintain our margins. Normally, one would have expected that higher borrowing costs would have disincentivized potential borrowers from our products. However, because traditional banks significantly reduced their lending operations and non-traditional lenders were adversely impacted by the high cost of capital, whether equity or debt, assuming capital was even available (our last debt offering was consummated in August 2022), our business remained robust. In 2023, the Fed ceased raising rates due to a significant decrease in the rate of inflation. However, the Fed has yet to reduce interest rates, although many analysts believe that will occur at some point in 2024 but opinions vary as to when the Fed will begin and how quickly those reductions will be implemented. Accordingly, accretive capital remains scarce, and the cost of available capital remains high.

Uncertain capital markets. Our growth and profitability depend on our ability to raise additional capital through the sale of equity and debt securities. In 2022, we raised approximately $161.4 million from the sale of equity and debt securities through various public offerings. In 2023, the aggregate amount raised from the sale of equity and debt securities through public offerings was only $23.0 million. As mentioned above, our last public debt offering was in August 2022. The decrease from 2023 to 2022 was due solely to the fact that capital markets were all but inaccessible in 2023. We compensated for this decline in capital origination by drawing upon our existing credit facilities and opening a new credit facility with Needham Bank. As a result, our indebtedness under our three credit facilities (i.e., Churchill, Needham and Wells Fargo, all as described below), increased by $42.1 million. This increased our total indebtedness from $335.3 million as of December 31, 2022 to $377.7 million as of December 31, 2023. While we still have significant availability under the Churchill and Needham credit facilities, the Wells Fargo Loan only has approximately $1.0 million of availability as of December 31, 2023. In addition, in 2024, approximately $58.2 million of principal of our unsecured unsubordinated notes are maturing. If we are unable to refinance these obligations, we will have to repay them from operating cash flow and/or by further draws on our existing credit facilities, which could have an adverse impact on our ability to grow our mortgage loan portfolio.

Property value fluctuations. We monitor a variety of indicators to track property value trends, including the Federal Funds Rate, U.S Treasury data, days-on-market, pending sales, NAHB’s Housing Market Index and the Senior Loan Officer Opinion Survey. Additionally, we almost always utilize a third-party valuation including, but not limited to, appraisals, Broker Price Opinions (“BPOs”), and Automated Valuation Models (“AVMs”), to assist in both our underwriting and monitoring of our portfolio assets. By judiciously relying on our indicators and continuing to make sound underwriting decisions, we are poised to respond quickly if asset valuations begin to decline. Nevertheless, property value market cycles could have an adverse impact on our operations and financial condition. Over the past three years, the commercial real estate market throughout most of the United States has experienced a significant decline in value, notably commercial office assets, which has led to a corresponding increase in the rate of loan defaults and foreclosures. As a result, many REITs have been forced to record additional allowances for credit losses and write-downs of real estate assets. Although most of our loans are secured by residential properties, approximately 37.4% of our portfolio is secured by commercial real estate and, hence, we are not immune from this trend. On a quarterly basis, we evaluate the allowance for credit losses by analyzing a number of market indicators indicated above and adjust accordingly. Our total mortgages receivable allowance for credit losses for 2023 were approximately $7.5 million, compared to $105,000 in 2022 after implementation of ASU 2016 - 13 (“CECL”). Our total provisions for credit losses related to loans for 2023 were approximately $5.6 million, compared to $105,000 in 2022. Unless we see a reversal of the decline in commercial property valuations and an increase in lending activity for commercial real estate, we believe further allowances for credit losses, provisions for credit losses, and asset write-downs in 2024 are a possibility.

Geopolitical concerns. The Ukrainian-Russian conflict has just entered its third year. In October 2023, Hamas, an Islamic group that controls the Gaza Strip, invaded Israel, killing 1,200 Israelis and taking another 240 persons back to Gaza as hostages. They also destroyed approximately 20 farming communities surrounding the Gaza strip. In retaliation, Israel invaded Gaza and that conflict has entered its sixth month. Related thereto, the Houthi, another Islamic group based in Yemen, in solidarity with Hamas, has been attacking ships traversing the Red Sea. As a result, many cargo ships have been rerouted around the southern tip of Africa, which adds significant costs and delays for goods, further stressing supply lines. In addition, China continues to threaten Taiwan and, recently, Venezuela has laid claims to the oil rich regions of Guyana. These conflicts have led to market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. The true ramifications of these conflicts and their impact on the markets and our business operations, specifically our borrowers and real estate prices, are not fully known at this time. Our business is purely domestic, but we are impacted by market volatility and cybersecurity is a concern for all businesses.

Increased operating expenses and capital outlay. Our operating expenses for the year ended December 31, 2023, were significantly higher than they were in 2022 and we expect our operating expenses will continue to increase in 2024 to facilitate our growth. The primary drivers of the increases are compensation expenses and interest expense, due to our higher debt load and higher interest rates. In addition, we expect that our aggregate dividend payments will be higher in 2024 than in 2023 due to an increase in the outstanding number of our Common Shares, and our Series A Preferred Stock, which carries a 7.75% annual dividend rate. Our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions. Finally, we have two series of unsecured notes that are due and payable in 2024 in the amount of approximately $58.2 million. Replacing these two series of unsecured notes with new debt would almost certainly be more expensive in 2024 given the current rate environment.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2023, our mortgage loan portfolio included 112 loans with future funding obligations, in the aggregate principal amount of $97.9 million, compared 177 loans with future funding obligations, in the aggregate principal amount of approximately $114.6 million at December 31, 2022. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. To deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Increased competition. In the past, our primary competitors were other non-bank real estate finance companies and banks and other financial institutions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. The primary driver for these new market participants, we believe, is their need to find higher yielding investments. Gross yields on non-bank loans are currently in the 12%-15% range, so many institutions are deploying capital into credit products where the returns are nearing equity investments. These entities, in general, are well-funded, have relatively easy access to capital and are aggressive in terms of pricing. In addition, competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers.

Given recent developments regarding mid-size regional banks, we believe competition from traditional banks will continue to abate in 2024 rather than increase. However, as traditional banks exit the lending market, non-traditional lenders, such as non-bank real estate companies, hedge funds, private equity funds and insurance companies, are likely to step into the void. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

Borrower expectations. As stated above the increased yield environment has resulted in an inflow of private capital into the transitional lending sector. As a result, some of the negotiating leverage has shifted in favor of borrowers who have multiple term sheets. As borrowers have more choices they are demanding better terms, relative to the current interest rate environment. While we are able to pass along most of the increased cost of capital to the borrowers, increased competition has the potential to hinder spreads. This is particularly true as we focus more on larger loans and borrowers with better credit histories.

Despite these challenges, the changing dynamics of the real estate finance marketplace, the debt and equity markets, shocks to the financial system and challenging geopolitical developments, we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve our existing underwriting and loan criteria. Specifically, we believe that the following factors will impact our performance in 2024.

●	Strong balance sheet. At December 31, 2023, we had approximately $230.1 million of shareholders’ equity and total indebtedness for borrowed money of approximately $377.7 million (including deferred financing costs). Thus, our capital structure was approximately 60.4% debt and 39.6% equity compared to approximately 59.3% debt and 40.7% equity at December 31, 2022. Our equity includes 2,029,923 shares of Series A Preferred Stock, which carries a dividend rate of 7.75% per annum. We believe our low debt ratio, as compared with our peers, is a competitive advantage for us.
●	Access to capital. Once the capital markets open up, we should be in a good position to raise capital quickly and efficiently. As a public company subject to the reporting requirements of the Exchange Act, we are able to access the public markets for capital. Through December 31, 2023, we raised approximately $505.9 million of gross proceeds through public offerings of our equity and debt securities. We did not undertake new any public offerings in 2023 other than sales under our existing at-the-market offering facility. We have used the net proceeds from these sales to grow our business.
●	Liquidity. In addition, to our capital raises through the public markets, we have other sources of liquidity: (i) a $200 million master repurchase financing facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York; (ii) a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”), the net value of which at December 31, 2023 was approximately $36.3 million; and (iii) a $65 million revolving credit facility with Needham Bank, a Massachusetts co-operative bank, which can be increased up to $75 million under certain circumstances (the “Needham Credit Facility”). As of December 31, 2023, we had cash and cash equivalents and net investment securities of approximately $50.4 million.
●	Management. Our senior executive officers include John Villano, chief executive officer, president and interim chief financial officer. Other key personnel include a vice president – finance and operations, a senior vice president – asset management and a vice president – asset management. In addition, we have added personnel in operations, accounting and administration to accommodate the growth of our business. Although these new hires have resulted in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.

Our Business and Growth Strategies

Our primary business objective remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We also target larger-value commercial loans with strong, experienced sponsors. To drive operational excellence, we review, assess, and upgrade — or transform if necessary — our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. To that end, in 2023 we further automated our underwriting process. The automation allows for more accurate and timely processing of loan applications, thus increasing loan production while keeping our employee headcount down. In addition, we are focused on developing relationships with larger scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate. Lastly, we are looking to partner with other small well run, opportunistic hard money lenders in growing Metropolitan Statistical Area’s that are looking for growth capital. Our effort will include a participation in their loans or enterprise capital to grow their business, with Sachem having upside economics in the Manager entity.

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

In 2023 we continued to execute on this strategy. Specifically, we adjusted and refined our business strategy to address changes in the marketplace and our growth to-date.

●	We continue to strengthen our geographic footprint beyond Connecticut. At December 31, 2023, we had loans in 14 other states – California, Florida, Georgia, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee and Texas, and Washington, D.C.. We continue to expand our presence in these states as well as seek opportunities in other markets that meet our underwriting and loan criteria.
●	We are funding larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and that have a history of successful real estate development. In addition, we believe the migration to these types of loans will offset any rate compression and help us maintain a low foreclosure rate.

●	We plan to partner and invest with local “hard money” real estate lenders creating satellite offices under the “Sachem” influence. An advantage of this model is that these local lenders subscribe to a “Sachem” model using their own personal assets and those of other investor partners to fund loan opportunities and operations which increases their capital commitment to the opportunity. Under these arrangements, we would provide loan funding capital as well as our underwriting and servicing expertise and our local partners would provide us with “boots on the ground” lending opportunities. We have not yet entered into any definitive agreements, and we cannot assure you that we will be able to consummate any such partnerships or joint ventures on terms that will be acceptable to all parties.

Our Competitive Strengths

We believe our competitive strengths include:

●	History of successful operations. We commenced operations as a limited liability company in December 2010 with three investors and limited equity capital. Since our inception through December 31, 2023, we have funded approximately 1,950 mortgage loans having an aggregate gross principal amount of approximately $1.1 billion. Immediately prior to the IPO, we had approximately 155 investors and approximately $27.0 million of members’ equity. At December 31, 2023, we had shareholders’ equity of approximately $230.1 million. Through December 31, 2023, we raised approximately $217.5 million (gross proceeds) in equity capital and approximately $288.4 million (gross proceeds) of debt capital. Similarly, since the IPO, our mortgage loan portfolio has grown from $33.8 million to $499.2 million at December 31, 2023. In addition, at December 31, 2023, we had approximately $50.4 million of cash and cash equivalents and net investment securities.
●	Long-standing relationships. We have ongoing relationships with many of our borrowers. At December 31, 2023, our loan portfolio included 206 loans having an aggregate principal balance of approximately $92.5 million that were extensions of prior loans. Customers are also a referral source for new borrowers. As long as these borrowers remain active real estate investors, they provide us with an advantage in securing new business and help us maintain a pipeline to attractive new opportunities that may not be available to many of our competitors or to the general market.
●	Skilled and loyal workforce. Our employees are multi-skilled professionals who have a strong “team” orientation, a “continuous process improvement” mentality, and an authentic desire to learn all aspects of our business and contribute wherever and however they are needed. Other than the retirement of three employees, we have had only one employee leave the Company in the last 24 months.
●	Knowledge of the market. We have an intimate knowledge of the Connecticut real estate market, which enhances our ability to identify attractive opportunities and helps distinguish us from many of our competitors. We have also established relationships with locals in other markets, such as Naples, Florida and Orlando, Florida, to provide us with visibility, lending opportunities and local expertise.
●	Disciplined lending. We seek to maximize our risk-adjusted returns, and preserve and protect capital, through our disciplined and credit-based approach. We utilize rigorous underwriting and loan closing procedures that include multiple checks and balances to evaluate the risks and merits of each potential transaction. We seek to protect and preserve capital by carefully evaluating the condition of the property, the location of the property, the value of the property and, where available, other forms of collateral.
●	Vertically integrated loan origination and asset management platform. As a general rule, our strategy is to service and manage the loans we originate until they are paid. We manage and control the loan process from origination through closing with our own personnel or independent third parties, including legal counsel and appraisers, with whom we have relationships. Together, these individuals constitute a team highly experienced in credit evaluation, underwriting and loan structuring. We also believe that our procedures and experience allow us to execute opportunities quickly and efficiently. Lastly, Urbane Capital, LLC, our subsidiary, further bolsters our portfolio management by giving us the in-house expertise to resolve troubled loans and to complete construction projects to maximize shareholder value.
●	Structuring flexibility. As a small, non-bank real estate lender, we can move quickly and have much more flexibility than traditional lenders to structure loans to suit the needs of our clients. Our ability to customize financing structures to meet borrowers’ needs is one of our key business strengths.

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

At December 31, 2023, our outstanding mortgage loan portfolio included loans ranging in size from approximately $12,000 to $37.4 million. At December 31, 2023, approximately 63.7% of our loans, accounting for approximately 14.4% of our loan portfolio, had an outstanding principal balance of $1 million or less. Thus, approximately 36.3% of our loans, accounting for approximately 85.6% of our loan portfolio, had an outstanding principal balance of more than $1 million. In comparison, at December 31, 2022, approximately 77.9% of our loans, accounting for approximately 23.1% of our loan portfolio, had an outstanding principal balance of $1 million or less. Thus, approximately 22.1% of our loans, accounting for approximately 76.9% of our loan portfolio, had an outstanding principal balance of more than $1 million. The table below gives a breakdown of our mortgage loan portfolio by loan size as of December 31, 2023:

		Aggregate
	Number of	Principal
Amount	Loans	Amount
$100,000 or less	27	$1,788,697
$100,001 to $250,000	65	11,362,020
$250,001 to $500,000	56	20,255,276
$500,001 to $1,000,000	50	38,625,744
Over $1,000,000	113	427,203,634
Total	311	$499,235,371

Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2023, our loan portfolio included 112 loans with future funding obligations, having a funded principal amount of $304.8 million and $97.9 million unfunded pending borrower performance. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction.

At December 31, 2023, approximately 59.2% of the loans in our portfolio (representing approximately 39.8% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut. In comparison, at the end of 2022, approximately 61.3% of the loans in our portfolio (representing approximately 43.5% of the aggregate outstanding principal balance of our loan portfolio) were secured by properties located in Connecticut. Most of the properties we finance are residential investment or commercial and have a construction component. However, in all instances the properties are held only for investment by the borrowers and may or may not generate cash flow. The table below gives a breakdown of our loan portfolio by state as of December 31, 2023:

	Number of
State	Loans	Amount	Percentage
California	1	$4,100,955	0.8%
Connecticut	184	198,843,775	39.8%
Florida	34	127,041,271	25.4%
Georgia	1	3,840,000	0.8%
Maine	1	2,636,569	0.5%
Maryland	8	7,806,857	1.6%
Massachusetts	13	29,254,605	5.9%
New Jersey	11	17,070,601	3.4%
New York	39	68,706,163	13.8%
North Carolina	4	16,757,693	3.4%
Pennsylvania	4	4,940,424	1.0%
Rhode Island	4	1,702,267	0.3%
South Carolina	4	5,979,576	1.2%
Tennessee	1	9,258,735	1.9%
Texas	1	531,406	0.1%
Washington D.C.	1	764,474	0.1%
Total	311	$499,235,371	100.0%

The typical terms of our loans to date are as follows:

Principal amount. At December 31, 2023, our outstanding loan portfolio included loans ranging in size up to $37.4 million. Approximately 29.6% of the loans had an outstanding principal balance of $250,000 or less, 47.6% had an outstanding principal balance of $500,000 or less and 63.7% had an outstanding principal balance of $1 million or less. At December 31, 2023 our average loan size was approximately $1.6 million and the median loan size was approximately $577,000. In comparison, at December 31, 2022 our average loan size was approximately $1.0 million and the median loan size was approximately $332,000. We have a policy that limits the maximum amount of our exposure to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, unless otherwise approved by the Board. Finally, any loan with an original principal amount exceeding $5 million must be approved by the Board.

Loan-to-Value Ratio. Our underwriting guidelines provide that the original principal amount of a loan should not exceed 70% of the fair market value of the property securing the loan. In the case of properties undergoing renovation, the estimated fair market value of the property after the renovations have been completed. However, we do make exceptions to this guideline if the facts and circumstances support the incremental risk. The factors we will consider include the additional collateral provided by the borrower, the credit profile of the borrower, our previous relationship, if any, with the borrower, the nature of the property, the geographic market in which the property is located and any other information we deem appropriate.

Loan-to-Cost Ratio. Our underwriting guidelines provide that the original principal amount of a loan should not exceed 85% of the total cost of the project.

Interest rate. Currently, a fixed rate typically between 10.0% to 13.0% per annum with a default rate of up to 24% per annum.

Origination fees. Generally, range from 1% to 3%. In addition, if the term of the loan is extended, additional points are payable upon the extension.

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

Escrow. Generally, none required.

Reserves. Depending on the particular cash flow of a property, we may require the borrower to establish reserves for interest, taxes and/or insurance. This has been particularly true with respect to larger loans.

Security. Each loan is evidenced by a promissory note, which is secured by a first mortgage lien on real property owned by the borrower. A loan may be further secured by additional property owned by the borrower, a pledge by the owners of the borrower of their equity interest in the borrower and/or personal guaranties from the borrower or a related party.

Fees and Expenses. Borrowers pay an application fee, an inspection fee, wire fee, bounced check fee and, in the case of construction loans, check requisition fee for each draw from the loan. Starting in 2022, we added a construction servicing fee of 1% to 2% of the construction budget for construction loans. Finally, as is typical in real estate finance transactions, the borrower pays all expenses relating to obtaining the loan including the cost of a property appraisal, the cost of an environmental assessment report, if any, the cost of a credit report and all title, recording fees and legal fees.

Operating Data

Our lending activities have increased each year since we commenced operations.

Our Loan Portfolio

At December 31, 2023, our mortgage loan portfolio included 311 loans having an aggregate outstanding principal balance of $499.2 million. In comparison, at December 31, 2022, our loan portfolio included 444 loans having an aggregate outstanding principal balance of $460.7 million. The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	Year Ended
	December 31,
	2023	2022
Loans originated	$204,884,592	$300,277,303
Loans repaid	$167,036,071	$131,840,244
Mortgage lending revenues	$60,018,062	$51,932,209
Mortgage lending expenses	$42,447,235	$28,639,262
Number of loans outstanding	311	444
Principal amount of loans earning interest	$499,235,371	$460,738,268
Average outstanding loan balance	$1,605,258	$1,037,462
Weighted average contractual interest rate(1)	11.42%	10.72%
Weighted average term to maturity (in months) (2)	6	6
(1)	Does not include origination fees.
(2)	Does not give effect to extensions.

The following table details our mortgage loan portfolio as of December 31, 2023 by year of origination:

		Aggregate
	Number of	Principal
Year of Origination	Loans	Amount
2023	61	$86,740,931
2022	79	173,756,133
2021	87	201,967,219
2020	21	16,780,535
2019	27	11,490,985
2018 and prior	36	8,499,566
Total	311	$499,235,371

We seek to mitigate some of the risk associated with rising rates by limiting the term of most new loans to approximately one year. At December 31, 2023, approximately 86.5% of the mortgage loans in our portfolio had a term of one year or less. If, at the end of the term, the loan is not in default and meets our other underwriting criteria, we will consider an extension or renewal of the loan at our then prevailing interest rate. If interest rates have decreased and we renew a loan at a lower rate, the “spread” between our borrowing costs and the yield on our portfolio will be squeezed and would adversely impact our net income. We cannot assure you that we will be able to increase our rates at any time in the future and we cannot assure you that we can continue to increase our market share.

Historically, many of our loans are paid prior to their maturity dates. In 2023, of the loans that were repaid in full during the year, approximately 56.6% were repaid prior to maturity. For 2022, approximately 30.7% of the loans repaid during that year were paid prior to maturity. The Company believes the decline in repayments prior to maturity in 2023 as compared to 2022 is primarily due to the rising interest rate environment in 2023 that also put pressure on the U.S. banking system. Of the 311 mortgage loans that made up our loan portfolio at December 31, 2023, 89, or approximately 28.6%, had matured in 2023 but have not been repaid in full or extended. These loans are in the process of modification and will be extended if the borrower can satisfy our underwriting criteria, including the proper loan-to-value ratio, at the time of renewal. If the loan does not meet our underwriting criteria, we will treat the loan as in default and take the necessary steps to collect the balance due. We treat renewals and extensions of existing loans as new loans.

We monitor our loans on a day-to-day basis. We generate reports from our loan tracking software that provides us with detailed information on each loan in our portfolio including the maturity date of the loan, the date the last payment was received, the date the next payment is due, the amount, if any, in arrears, whether we have received any notice from the insurance carrier that a claim has been made or that coverage has been discontinued and whether we have received any notice from the taxing authority of a lien for non- payment of taxes. If there is a default, we immediately contact the borrower to determine the reasons underlying the default and what action the borrower plans to take to cure the default. Once we become aware of the default, we continue to monitor the loan closely until we are satisfied that the situation has been resolved. Generally, we do not make periodic inspections of the properties securing our loans. However, if the borrower desires to extend the term of the loan, since we treat that as a new loan, we undertake all our underwriting procedures, including a new appraisal.

As a real estate finance company, we deal with a variety of default situations, including breaches of covenants, such as the obligation of the borrower to maintain adequate liability and property insurance on the mortgaged property, to pay the taxes on the property and to make timely payments to us. As such, we may not be aware that a default occurred. At December 31, 2023, of the 311 mortgage loans in our portfolio, 56 were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges on these loans as of December 31, 2023 was approximately $68.1 million, or approximately 13.6% of our mortgage loan portfolio. We have taken reserves against 18 of the loans subject to foreclosure of approximately $6.2 million as of December 31, 2023. In comparison, at December 31, 2022, of the 444 mortgage loans in our portfolio, 40 were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges on these loans as of December 31, 2022 was approximately $24.0 million, or approximately 5.2% of our mortgage loan portfolio. As of December 31, 2022, in the case of each of these loans, we believed the value of the collateral exceeded the outstanding balance on the loan and, accordingly, we did not reserve for any losses.

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

At December 31, 2023, six affiliated borrowers accounted for 5.1% of our loan portfolio. At December 31, 2022, five affiliated borrowers accounted for 5.1% of our loan portfolio. We had one borrower represent 10.1%, or approximately $50.4 million outstanding principal balance of our mortgage portfolio as of December 31, 2023.

The following tables set forth information regarding the types of properties securing our mortgage loans outstanding at December 31, 2023 and 2022 and the interest earned in each category:

	At December 31,
	2023	2022
Residential	$246,520,465	$229,943,558
Commercial	186,523,426	154,929,551
Pre-Development Land	35,920,038	46,499,044
Mixed Use	30,271,442	29,366,115
Total Mortgages Receivable	$499,235,371	$460,738,268

At December 31, 2023: 184 loans, which accounted for approximately 39.8% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 34 loans, which accounted for approximately 25.4% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Florida; 39 loans, which accounted for approximately 13.8% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New York; 13 loans, which accounted for approximately 5.9% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; 11 loans, which accounted for approximately 3.4% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New Jersey; four loans, which accounted for approximately 3.4% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in North Carolina: and eight loans, which accounted for approximately 1.6% of our loan portfolio, were secured by properties located in Maryland. No other state accounted for more than five loans or 2.0% of our loan portfolio.

At December 31, 2022: 272 loans, which accounted for approximately 43.5% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Connecticut; 41 loans, which accounted for approximately 23.5% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Florida; 54 loans, which accounted for approximately 12.9% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New York; 20 loans, which accounted for approximately 4.5% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in Massachusetts; 21 loans, which accounted for approximately 4.89% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in New Jersey; six loans, which accounted for approximately 2.3% of the aggregate outstanding principal balance of our loan portfolio, were secured by properties located in North Carolina: and eight loans, which accounted for approximately 1.7% of our loan portfolio, were secured by properties located in Maryland. No other state accounted for more than five loans or 2.0% of our loan portfolio.

Our Origination Process and Underwriting Criteria

Our management and underwriting team are experienced in hard money lending under various economic and market conditions. Our chief executive officer, John L. Villano, spends a significant portion of his time on business development as well as on underwriting, structuring and servicing each loan in our portfolio. A principal source of new transactions has been repeat business from existing and former customers and their referral of new business. We also receive leads for new business from banks, brokers, attorneys, and web-based advertising.

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

We also order title, lien and judgment searches. In most cases, we will also make an on-site visit to evaluate not only the property but the neighborhood in which it is located. Finally, we analyze and assess selected financial and operational data provided by the borrower relating to its operation and maintenance of the property. In terms of the borrower and its principals, we obtain third party credit reports from one of the major credit reporting services, background checks from LexisNexis, and personal financial statements provided by the borrower and its principals. Additionally, we test personal financial statements by requesting supporting documents such as bank and brokerage statements and mortgage documents for other property they own, if applicable. We analyze all this information carefully prior to making a final determination.

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

Before a loan commitment is issued, the loan must be reviewed and approved by our management team. If there is an exception to our standard guidelines, an exception report must be signed by our chief executive officer. Our loan commitments are generally issued subject to receipt by us of title documentation and title report, in a form satisfactory to us, for the underlying property. Additionally, any loan with an original principal amount exceeding $5 million must be approved by the Board.

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

We do not have any formal policy limiting the amount of indebtedness we may incur, but we are limited to a 150% asset coverage ratio from our debt covenants. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2023, debt represented approximately 60.4% of our total capital compared to 59.3% at December 31, 2022. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Debt

Our total outstanding indebtedness at December 31, 2023 was approximately $377.7 million, which included the Wells Fargo Loan balance of $26.8 million, $26.5 million outstanding under the Churchill Facility, $1.08 million outstanding under the NHB Mortgage, $35.0 million outstanding under the Needham Credit Facility and approximately $288.4 million aggregate outstanding principal amount of five-year, unsecured unsubordinated notes, including deferred financing costs (the “Notes”) as follows:

●	$40,250,000 aggregate original principal amount, issued August 23, 2022, bearing interest at the rate of 8.00% per annum and maturing on September 30, 2027 (the “September 2027 Notes”), which trades on the NYSE American under the symbol SCCG.
●	$30,000,000 aggregate original principal amount, issued May 11, 2022, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2027 (the “June 2027 Notes”), which trades on the NYSE American under the symbol SCCF.
●	$51,875,000 aggregate original principal amount, issued March 9, 2022, bearing interest at the rate of 6.00% per annum and maturing on March 30, 2027 (the “March 2027 Notes”), which trades on the NYSE American under the symbol SCCE.
●	$51,750,000 aggregate original principal amount, issued December 20, 2021, bearing interest at the rate of 6.00% per annum and maturing on December 30, 2026 (the “2026 Notes”), which trades on the NYSE American under the symbol SCCD.
●	$56,363,750 aggregate original principal amount, of which approximately $14.4 million was issued September 4, 2020, $14.0 million was issued October 23, 2020 and $28.0 million was issued December 22, 2020, bearing interest at the rate of 7.75% per annum and maturing on September 30, 2025 (the “2025 Notes”), which trades on the NYSE American under the symbol SCCC.
●	$34,500,000 aggregate original principal amount, issued November 7, 2019, bearing interest at the rate of 6.875% per annum and maturing on December 30, 2024 (the “December 2024 Notes”), which trades on the NYSE American under the symbol SACC. The December 2024 Notes are due and payable in full on December 30, 2024.
●	$23,663,000 aggregate original principal amount, issued June 25, 2019, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2024 (the “June 2024 Notes”), which trades on the NYSE American under the symbol SCCB. The June 2024 Notes are due and payable in full on June 30, 2024.

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

Under the terms of the Indenture, we may, at our option, at any time and from time to time, redeem Notes two years after the date of their original issuance. As such, the June 2024 Notes, the December 2024 Notes, the 2025 Notes, the 2026 Notes and the March 2027 are all currently redeemable at our option. The June 2027 Notes will be redeemable in May 2024, and the September 27 Notes, will be redeemable in August 2024. In each case the redemption price is equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness as of December 31, 2023 includes the Churchill Facility, the Wells Fargo Loan, the NHB Mortgage and the Needham Credit Facility (each as described below).

Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that (A) prohibits us from (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) requires us to maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At December 31, 2023, the amount outstanding under the Churchill Facility was approximately $26.5 million, which amount was accruing interest of an effective rate of 9.47% per annum.

The Wells Fargo Loan is secured by our portfolio of short-term securities, which had a value of approximately $36.3 million at December 31, 2023. The outstanding balance on the Wells Fargo Loan of approximately $26.8 million bears interest at a rate equal to 1.75% below the prime rate. At December 31, 2023, the prime rate was 8.5% and the interest rate on the Wells Fargo Loan was 6.77% after certain minor adjustments. As of December 31, 2023 the Wells Fargo Loan had approximately $1.0 million of availability.

In 2021, we obtained a $1.4 million adjustable-rate mortgage loan from New Haven Bank (the “NHB Mortgage”) of which $750,000 was funded at closing, a portion of which was used towards the costs incurred to acquire the property located at 568 East Main Street, Branford, Connecticut. The balance of the NHB Mortgage was funded when the renovations of that property were completed. On February 28, 2023, we refinanced the NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank. The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured primarily by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut. The outstanding mortgage balance as of December 31, 2023 is approximately $1.1 million.

On March 2, 2023, we entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, we have the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. As of September 8, 2023, the Needham Credit Facility was increased to $65 million. Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets. Assets excluded from the lien include real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility. The Needham Credit Facility expires March 2, 2026 subject to our right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as we are not in default and satisfy certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. We have the right to terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires us to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ending June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least

150%. As of December 31, 2023, the interest rate on the Needham Credit Facility was 8.25% per annum. The outstanding balance on the Needham Credit Facility as of December 31, 2023 was $35.0 million.

Equity

In 2023, we sold an aggregate of 5,546,891 Common Shares, realizing gross proceeds of approximately $20.9 million, and sold an aggregate of 126,923 shares of its Series A Preferred Stock having an aggregate liquidation preference of $3,173,075, realizing gross proceeds of approximately $2.6 million representing a discount of approximately 17.6% to the liquidation preference. The shares were sold to the public pursuant to our at-the-market offering. At December 31, 2023, approximately $45.4 million of Common Shares and shares of Series A Preferred Stock having a liquidation preference of $22.4 million were available for future sale under the ongoing at-the-market offering facility.

In 2022, we sold an aggregate of 7,879,907 Common Shares and realized net proceeds of approximately $39.3 million. The shares were sold to the public pursuant to our at-the-market offering facility.

The following table shows our sources of capital, including our financing arrangements, and our loan portfolio as of December 31, 2023:

Sources of Capital:
Debt:
Bonds payable, net	$282,353,260
Repurchase facility	26,461,098
Lines of credit	61,792,330
Mortgage payable	1,081,303
Total debt	371,687,991
Other liabilities	23,776,128
Total liabilities	395,464,119
Capital (equity)	230,074,693
Total sources of capital	$625,538,812
Assets:
Cash and investment securities, net	$50,374,288
Mortgages receivable, net	491,712,211
Investments in Partnerships	43,035,895
Other assets	40,416,418
Total assets	$625,538,812

Management

John L. Villano is our chairman, chief executive officer and, since May 2023, interim chief financial officer.

Pursuant to his employment agreement with us, John L. Villano is required to devote 100% of his time and efforts to our business and has discontinued all other business activities in which he might be engaged even if it does not conflict with our business.

In January 2022, we promoted Nicholas M. Marcello to the position of vice president, finance and operations. Mr. Marcello joined us in September 2020 as an accounting manager, and was subsequently promoted to vice president, finance and operations, has assumed a leadership role in business operations and will continue to have oversight of our financial reporting, capital markets activities, tax compliance, and investments.

In October 2022, in connection with our acquisition of the assets of Urbane New Haven, LLC and formation of Urbane Capital, LLC, we hired Eric O’Brien as our senior vice president – asset management and Ralph Sylvester as our vice president – asset management. Both Mr. O’Brien and Mr. Sylvester are seasoned development and asset management professionals.

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

Notwithstanding intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small and mid-size real estate developers, owners and contractors in the markets in which we operate because we are well-capitalized, we have demonstrated flexibility to structure loans to suit the needs of the individual borrower and we can act quickly. In addition, through our marketing efforts we are beginning to develop a brand identity in some of the other markets in which we operate, particularly those along the eastern seaboard. We believe we have developed a reputation among these borrowers for offering reasonable terms and providing outstanding customer service. We further believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

Sales and Marketing

We do not engage any third parties for sales and marketing services other than Google advertising and the Scotsman Guide. Rather, we rely on our senior executive officers and our new marketing department to generate lending opportunities as well as referrals from existing or former borrowers, brokers, bankers and web-based advertising. In addition, a principal source of new transactions has been repeat business from prior customers and their referral of new leads.

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

Employees

As of December 31, 2023, we had 32 employees, of which 29 were full-time.

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

Our business is materially affected by conditions in the residential and commercial mortgage markets, the residential and commercial real estate markets, the financial markets and the economy generally. We believe the risks associated with our mortgage loan portfolio will be more acute during periods of economic slowdown, recession or market dislocations, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial real estate markets specifically, as well as inflation, energy costs, perceived or actual changes in interest rates, European sovereign debt, U.S. budget debates, geopolitical issues, international trade issues, public health issues, and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and the financial and credit markets. For example, COVID-19 contributed significantly to the supply chain issues in the real estate sector that have affected our borrowers, ultimately slowing construction and driving up costs. In addition, we cannot assure that similar or a completely different set of adverse conditions will not arise in the future.

An economic slowdown, a public health crisis (such as COVID-19), delayed recovery or general disruption in the mortgage markets may result in decreased demand for residential and commercial properties, which could adversely impact homeownership rates and force owners of commercial properties to lower rents, thus placing additional pressure on property values. We believe there is a strong correlation between real estate values and mortgage loan delinquencies. For example, to the extent that a commercial property owner has fewer tenants or receives lower rents, such owner will generate less cash flow on the property, thus reducing the value of the property and increasing the likelihood that such property owner will default on its debt service obligations. If the borrowers of our mortgage loans default or become delinquent on their obligations, we may incur material losses on those loans. Any sustained period of increased payment delinquencies, defaults, foreclosures, or losses could adversely affect both our operating income and our ability to obtain financing on favorable terms or at all. Any deterioration in the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may lower net income, increase losses and a decline in the market value of our assets, all of which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our shareholders.

Adverse geopolitical developments could have a material adverse impact on our business.

Currently, there are several geopolitical concerns that could, indirectly, have an adverse impact on our business. These concerns include the ongoing war between Russia and Ukraine and Israel and Hamas, heightened tensions between the United States and China over trade, intelligence gathering and Taiwan, Iran’s pursuit of nuclear weapons and its ongoing attempts to destabilize the Middle East and North Korea’s continued belligerence. The conditions, and the responses thereto, such as sanctions imposed by the United States and other western democracies, and any expansion thereof is likely to have unpredictable and wide-ranging effects on the domestic and global financial markets, which could have an adverse effect on our business and results of operations. Already, these conditions have led to market volatility, a sharp increase in certain commodity prices, such as wheat and oil, and an increasing number and frequency of cybersecurity threats. So far, we have not experienced any direct impact from the conflict and, as our business is conducted exclusively in the United States, we are probably less vulnerable than companies with international operations. We will continue to monitor the situation carefully and, if necessary, take action to protect our business, operations, and financial condition.

Further increases in interest rates could adversely affect our ability to generate income and pay dividends.

Although the Fed has not increased since July 2023, and most analysts expect interest rates to decrease in 2024, there is still the possibility of interest rate increases in the future, especially if there is a recurrence of inflation. Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. In addition, rising interest rates may also cause loans that we originated prior to an interest rate increase to provide yields that are below prevailing market interest rates. Moreover, if we must refinance our existing indebtedness at higher rates, the spread between our cost of funds and the yield on our mortgage loan portfolio will decrease. As interest rates increase, the aforementioned factors could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

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

Borrowers usually use the proceeds of a long-term mortgage loan or sale to repay a short-term loan. We may therefore depend on a borrower’s ability to obtain permanent financing or sell the property to repay our loan, which could depend on market conditions and other factors. In a period of rising interest rates, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non- payment. Similarly, declining real estate values could adversely impact an owner’s ability to refinance a mortgage or sell the underlying property. In this respect, we note that at December 31, 2023 approximately 89 mortgage loans in our portfolio have matured and have not been repaid in full or extended. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest on our loan. To the extent we suffer such losses with respect to our loans, our enterprise value and the price of our Common Shares may be adversely affected.

Many of our loans are not funded with interest reserves and our borrowers may be unable to pay the interest accruing on the loans when due, which could have a material adverse impact on our financial condition.

Many of our loans do not have an interest reserve. Thus, we generally rely on the borrowers to make interest payments as and when due from other sources of cash. Given the fact that many of the properties securing our loans are not income producing or even cash producing and most of the borrowers are entities with no assets other than the single property that is the subject of the loan, some of our borrowers have considerable difficulty servicing our loans and the risk of a non-payment of default is considerable. We depend on the borrower’s ability to refinance the loan at maturity or sell the property for repayment. If the borrower is unable to repay the loan, together with all the accrued interest, at maturity, our operating results and cash flows would be materially and adversely affected.

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

At December 31, 2023, approximately 67.5% of the loans in our loan portfolio (representing approximately 49.4% of our outstanding mortgage loans receivable) are secured by residential real property. None of these loans are guaranteed by the U.S. government or any government sponsored entity. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may be less than the outstanding balance of the loan (including principal, accrued but unpaid interest and other fees and charges). In addition, any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

We may be adversely affected by the economies and other conditions of the markets in which we operate, particularly in Connecticut, Florida and New York, where we have a high concentration of our loans.

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

At December 31, 2023, approximately 59.2% of our mortgage loans (representing approximately 39.8% of the aggregate outstanding principal balance of our loan portfolio) were secured by property located in Connecticut; 12.5% (representing approximately 13.8% of the aggregate outstanding principal balance of our loan portfolio) were secured by property located in New York State; and 10.9% (representing approximately 25.4% of the aggregate outstanding principal balance of our loan portfolio) were secured by property located in Florida. As a result, we are subject to the general economic and market conditions in those markets as well as in other markets where we lend. For example, other geographic markets in neighboring states could become more attractive for developers, investors and owners based on favorable costs and other conditions to construct or improve or renovate real estate properties. Some states have created tax and other incentives to attract businesses to relocate or to establish new facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in the markets in which we currently operate. Any adverse economic or real estate developments or any adverse changes in the local business climate in any geographic market in which we have a concentration of properties, could have a material adverse effect on us. To the extent any of the foregoing risks arise in Connecticut, New York and Florida, our business, financial condition and results of operations and ability to make distributions to shareholders could be materially adversely affected.

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

Declining real estate valuations could result in impairment charges or provisions for credit losses, the determination of which involves a significant amount of judgment on our part. Any impairment or provision could have a material adverse effect on us.

We review our loan portfolio for impairments and provisions for credit losses on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of loss include, but are not limited to, a sustained significant decrease in the value of the collateral securing the loan, including the value of the real estate and other assets pledged to secure the loan as well as personal guarantees by the principals of the borrower, or a borrower’s inability to stay current with respect to its obligations under the terms of the loan. A significant amount of judgment is involved in determining the presence of an indicator of impairment or credit loss. If we determine that the value of the collateral is less than the amount outstanding on the loan or the amount that may become due upon the maturity of the loan, a loss must be recognized for the difference between the fair value of the property and the carrying value of the loan. The evaluation of the market value of the underlying collateral requires a significant amount of judgment on our part. For the year ended December 31, 2023, we recorded impairment charges of approximately $0.8 million compared to $0.8 million in 2022. For the years ended December 31, 2023 and 2022, we recorded provisions for credit losses related to loans of approximately $5.6 million and $105,000, respectively. Any impairment or credit losses could have a material adverse effect on our financial condition.

A high level of defaults, particularly among larger mortgage loans, could have a material adverse impact on our business, operations and financial condition.

Historically, our mortgage loans were relatively small, and a small number of foreclosures did not have a material adverse impact on our business. However, our business strategy has changed, and we are now making larger loans with increasing frequency. At December 31, 2023 we had 113 loans, approximately 36.3% of all the loans in our portfolio, with an outstanding principal balance in excess of $1 million. These loans have an aggregate outstanding principal balance of $427.2 million, or approximately 85.6% of our loan portfolio. This alters the risk profile of our portfolio. At December 31, 2023, of the 311 mortgage loans in our portfolio, 56 were in the process of foreclosure, with an aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges on these loans of approximately $68.1 million. In comparison, at December 31, 2022, of the 444 mortgage loans in our portfolio, 40 were in the process of foreclosure. The aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges on these loans was approximately $24.0 million. If this trend continues, it could have a material adverse impact on our business, operations and financial condition.

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

Inflation and rising interest rates could adversely impact our business, operations and financial condition. In 2023, the Fed raised interest rates four times for an aggregate of 1%. As a result, the Fed Funds rate increased from 4.50%, at January 1, 2023, to 5.50%, as of December 31, 2023 and the prime rate increased from 7.5% to 8.50%. The Fed’s rate increases are in response to a sharp increase in the annual rate of inflation in the United States over the last several years, which was reported to be 3.4% and 6.5% for the 12 months ended December 31, 2023 and 2022, respectively. The Fed increases appear to have suppressed inflation growth, but as a result has slowed growth in the commercial real estate sector. These economic factors have not had an adverse impact on the volume or velocity of our business, likely because of the slowdown in the regional banking system. However, they have led to an increase in our borrowing costs. Our ability to access the public markets to raise reasonably priced capital has been adversely impacted. Additionally, if these trends continue, they could result in decreased demand for our products given our increased pricing and a decrease in property valuations, which could have an adverse impact on the ability of our borrowers to repay their loans. Thus, we cannot assure you that our business, operations and financial condition will not be adversely impacted.

Risks Related to Our Operations, Structure and Change in Control Provisions

Interruptions in our ability to provide our products and our service to our customers could damage our reputation, which could have a material adverse effect on us.

Our business and reputation could be adversely affected by any interruption or failure on our part to provide our products and services to our customers and prospective customers in a timely manner, even if such failures are a result of a natural disaster, public health issues (such as COVID — 19), human error, errors and/or omissions by third parties on whom we depend, whether willful or unintentional, sabotage, vandalism, terrorist acts, unauthorized entry or other unanticipated problems. If a significant disruption occurs, we may be unable to take corrective action in a timely manner or, if and when implemented, these measures may not be sufficient or could be circumvented through the reoccurrence of a natural disaster or other unanticipated problem, or as a result of accidental or intentional actions. Furthermore, such disruptions may result in legal liability. Accordingly, our failure or inability to provide products and services to our customers in a timely and efficient manner may result in significant liability, a loss of customers and damage to our reputation, which could have a material adverse effect on us.

The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

In general, any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third-party service providers is considered a cyber- attack. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber- incident include operational interruption and private data exposure. We cannot assure you that our business and results of operations will not be negatively impacted by a cyber incident.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. However, cyber incidents have not been identified to date, therefore having no material adverse effect on our business, financial condition, results of operations, or cash flows. We understand potential vulnerabilities to known or unknown threats remain and have implemented our cyber risk management program described in Item 1.C. below to stay up-to-date on attacks against IT assets, data, and services, and to prevent their occurrence and recurrence where practicable. We cannot assure you that our program will be effective in preventing a cyber incident in the future. If it’s not effective it could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Over the last two years we added 14 employees, nine of which we hired when we acquired the assets of Urbane New Haven, LLC in October 2022, reflecting the increase in the size and volume of operations. Each of these new employees had to be trained to follow our policies and procedures. Training new employees is a difficult, time consuming and expensive task but is key to our growth and success. We must continue to identify, hire, train, and retain qualified professionals, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills that will help us grow. Currently, the U.S. labor market is “tight” – meaning there are many more jobs available than people to fill them. Accordingly, competition for quality personnel is fierce. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. An increase in these costs or our inability to recruit and retain necessary professional, technical, managerial, sales and marketing personnel or to maintain access to key third-party providers could have a material adverse effect on us.

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

At December 31, 2023, we had unfunded commitments under existing loans of approximately $97.9 million. We do not record these unfunded commitments as liabilities on our balance sheets as the unfunded portion of the loans are not included in the outstanding mortgage loan balances. We try to maintain a reasonable amount of working capital at all times, although not in amounts sufficient to cover all our deferred funding obligations. In addition, we can also borrow funds against our portfolio of marketable securities, although the value of these securities in our account fluctuate, which can reduce our liquidity. As of December 31, 2023, we had approximately $1.0 million of availability remaining under our Wells Fargo Loan and we may also be able to raise additional capital through one of our other credit facilities (i.e., Churchill and Needham, which have significant availability). Nevertheless, there is a risk that borrower demand for funding under existing loans could exceed our available working capital and if we fail to meet our funding obligations, we may be subject to legal claims by the borrowers. This could have a material and adverse impact on our business reputation, our operations as well as our financial condition.

Risks Related to Debt Financing

If we cannot access external sources of capital on favorable terms or at all, our ability to execute our business and growth strategies will be impaired.

In addition to our normal operating expenses, we have significant cash requirements, notably dividend payments and loan repayments. To qualify and maintain our qualification as a REIT, we are required under the Code to distribute at least 90% of our “REIT taxable income” (determined before the deduction for dividends paid and excluding net capital gains) annually. In addition, we are subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our “REIT taxable income,” including any net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In addition, approximately $58.2 million principal of our unsecured, unsubordinated notes will become due in 2024 and another $56.4 million will become due in 2025. Because of these distribution and repayment requirements, we may not be able to fund future capital needs, specifically, capital for funding mortgage loans, from operating cash flow. Consequently, we rely on third-party sources of capital to fund a substantial amount of our working capital needs. We may not be able to obtain such financing on favorable terms or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our existing shareholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, leverage, current and expected results of operations, liquidity, financial condition and cash distributions to shareholders and the market price of our Common Shares. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations, make the cash distributions to our shareholders necessary to qualify and maintain our qualification as a REIT (which would expose us to significant penalties and corporate level taxation), or fund our other business needs, any of which could have a material adverse effect on us.

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

Our outstanding indebtedness as of December 31, 2023 was approximately $377.7 million, which exposes us to the risk of default thereunder, among other risks.

At December 31, 2023, our total outstanding indebtedness was approximately $377.7 million, including approximately $58.2 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2024, approximately $56.4 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2025, approximately $51.8 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2026, approximately $122.1 million original principal amount of unsecured unsubordinated fixed rate term notes that mature in 2027, a line of credit secured by our investment portfolio of approximately $26.8 million, approximately $26.5 million under the Churchill Facility that is secured by a first priority security interest on the mortgage loans pledged as collateral, approximately $1.1 million mortgage loan secured by our corporate office buildings and approximately $35 million under the Needham Credit Facility. Our organizational documents contain no limitations regarding the maximum level of indebtedness, whether as a percentage of our market capitalization or otherwise, that we may incur. As our capital needs continue to grow, we anticipate increasing our overall indebtedness. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

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

As of December 31, 2023, we had approximately $288.4 million aggregate principal amount of fixed rate term notes (the “Notes”) outstanding. The Notes are unsecured. As a result, they are effectively subordinated to all our existing and future secured indebtedness, such as the Wells Fargo Loan, approximately $26.8 million at December 31, 2023, the Churchill Facility, approximately $26.5 million as of December 31, 2023, the Needham Facility, $35.0 million as of December 31, 2023, and the NHB Mortgage, approximately $1.1 million at December 31, 2023, as well as any secured indebtedness that we may incur in the future, or any indebtedness that is initially unsecured to which we subsequently grant a security interest, to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. The Churchill Facility is secured by a first priority security interest on the mortgage loans pledged as collateral under the facility; the Wells Fargo Loan is collateralized by our portfolio of short-term securities held at Wells Fargo; the NHB Mortgage is secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut; and all amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets, not including real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility.

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

The Notes are generally redeemable any time beginning on the second anniversary of their issuance date. Notes having an aggregate principal amount of approximately $218.2 million are currently redeemable. Notes having an aggregate principal amount of $30.0 million will first become redeemable on May 11, 2024 and Notes having an aggregate principal amount of approximately $40.3 million will first become redeemable on August 23, 2024. We may choose to redeem the Notes when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, holders of the Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact the ability of holders to sell the Notes as the optional redemption date or period approaches.

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

If we default on our obligations under the Churchill Facility, the Wells Fargo Loan, NHB Mortgage or Needham Credit Facility, we may suffer adverse consequences and may not be able to make payments on the Notes.

To secure our obligations under the Churchill Facility, Churchill has a first priority security interest on the mortgage loans pledged as collateral under the Churchill Facility. If we default on our obligations under the Churchill Facility and fail to cure, Churchill will have the right to assign, sell, or otherwise transfer, the mortgage loans subject to their security interests. If Churchill exercises its right to sell the mortgage loans pledged under the Churchill Facility, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Churchill Facility. The Wells Fargo Loan is secured by our portfolio of short-term securities held at Wells Fargo. A decline in the value of the securities below the margin call limit may require us to provide additional funds or securities to Wells Fargo to avoid a forced sale of such securities. All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets excluding real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations, cash flows, our ability to make distributions to shareholders and make the interest payment on the Notes.

Any default under the agreements governing our existing indebtedness, including a default under the Churchill Facility, the Wells Fargo Loan, the NHB Mortgage or Needham Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest. In addition, the lenders under any revolving credit facility or other financing that we may obtain in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets and force us into bankruptcy or liquidation. Any such default may constitute a default under all our indebtedness, including the Notes, which could further limit our ability to repay our indebtedness, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from our existing lenders at the time to avoid being in default. If we breach any loan covenants, we may not be able to obtain such a waiver from the lenders in which case we would be in default under the credit arrangement and the lender could exercise its rights as described above, and we may be forced into bankruptcy or liquidation. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing the debt. Because the Churchill Facility and the NHB Mortgage have, and any future credit facilities will likely have, customary cross-default provisions, if repayment of any outstanding indebtedness, such as the Notes, the Churchill Facility, the Wells Fargo Loan, the NHB Mortgage, the Needham Credit Facility or any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.

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

To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain) each year, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our “REIT taxable income” each year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may be forced to seek third-party capital to meet the distribution requirements even if the then- prevailing market conditions are not favorable. These capital needs could result from differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we may have to borrow funds on unfavorable terms, or sell assets at disadvantageous prices. In addition, we may be forced to distribute amounts that would otherwise have been invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.

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

The stock markets, including the NYSE American, which is the exchange on which we list our Common Shares, have experienced significant price and volume fluctuations. During the year ended December 31, 2023, the price for our Common Shares on the NYSE American has ranged from a high of $3.98 to a low of $2.99. We cannot assure you that the market price of our Common Shares will not fluctuate or decline significantly. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our Common Shares are the following:

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

In the event of our bankruptcy, liquidation, dissolution or winding up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. At December 31, 2023, our total outstanding indebtedness, including the aggregate outstanding principal amount of unsecured, unsubordinated notes (net of deferred financing costs), amounts due under the Churchill Facility, the Wells Fargo Loan, the NHB Mortgage and the Needham Credit Facility, totaled $371.7 million, and total liabilities were $395.5 million.

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

During the year ended December 31, 2023, the price for our Series A Preferred Stock on the NYSE American has ranged from a high of $23.00 to a low of $18.73. We cannot assure you that the market price of the Series A Preferred Stock will not fluctuate or decline significantly. The trading price of the Series A Preferred Stock will depend on many factors, which may change from time to time, including the following:

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

Our Common Shares are the only class of our securities that carry full voting rights. Voting rights for holders of shares of Series A Preferred Stock exist primarily with respect to the ability to elect, voting together as a single class with the holders of any other class or series of our preferred shares having similar voting rights, two additional directors to the Board, in the event that six quarterly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our charter, including the certificate of amendment creating the Series A Preferred Stock, that materially and adversely affect the rights of the holders of shares of Series A Preferred Stock or authorize, increase or create additional classes or series of our stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described in our certificate of incorporation, as amended, holders of shares of Series A Preferred Stock will not have any voting rights.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The underlying processes and controls of our program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). The program is subject to annual risk assessment by a third-party consultant to ensure compliance with the standards of the NIST CSF and to identify, quantify and categorize material cyber risks. In addition, with the assistance of the consultant we have developed a risk mitigation plan to address cyber risks, and where necessary, remediate potential vulnerabilities.

In addition, under the program we employ additional key practices including, but not limited to, maintenance of an information technology (“IT”) assets inventory, periodic vulnerability testing, identity access management controls including restricted access of privileged accounts, physical security measures at our offices, maintenance of firewalls and anti-malware tools, ongoing cybersecurity user awareness training, industry-standard encryption protocols, and critical data backups.

Our cybersecurity partners, including consultants, and other third-party service providers are a key part of our cybersecurity risk management strategy and infrastructure. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise and engage with these partners to maintain the performance and effectiveness of IT assets, data, and services. The cybersecurity partners provide services including, but not limited to, systems inventory management, vulnerability testing, user management, capacity monitoring, network protection, remote access management, data backups management, infrastructure maintenance, and cyber risk advisory, assessment and remediation. We also maintain a disaster recovery plan to help us quickly recover from an incident during a disruption and help mitigate the impact of certain cybersecurity risks.

Governance

Our management team, including the IT Manager, in conjunction with third-party IT and cybersecurity service providers is responsible for oversight and administration of our cyber risk management program. Our management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by us for strategic cyber risk management, advisory and decision making.

We have implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cyber; incident. This includes a review of vendors during the selection/onboarding process, inclusion of formal service level agreements (SLAs) including requirements for uptime where applicable, and a periodic review of contracts.

We are in the process of formalizing the Audit Committee’s responsibilities to oversee our cybersecurity risk exposure and the steps taken by management to monitor and mitigate cybersecurity risks. Once these responsibilities have been established, the cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk advisory services will brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, the emerging threat landscape, and new cyber risks on at least an annual basis. This will include updates on our processes to prevent, detect, and mitigate cyber incidents. In addition, material cybersecurity risks and/or events, should they occur, will be reviewed by the Board, at least annually, as part of our corporate risk oversight processes.

We face risk from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. However, cyber incidents have not been identified to date, therefore having no material adverse effect on our business, financial condition, results of operations, or cash flows. We understand potential vulnerabilities to known or unknown threats remain and have implemented the cyber risk management program described above to stay up to date on attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable. Further, there is increasing regulation regarding responses to cyber incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm in the event of the occurrence of a reportable cyber incident. In response to such risks, we have implemented the aforementioned initiatives. See Item 1A. “Risk Factors” for more information on our cybersecurity risks.

Item 2. Properties

As of March 3, 2023, our principal offices are located at 568 East Main Street, Branford, Connecticut. Prior to that and during the year ended December 31, 2022, our principal offices were located at 698 Main Street Branford, Connecticut. We also lease additional office space at 470 James Street #003, New Haven, Connecticut for our construction servicing oversight and real estate development team, which oversees our construction finance business.

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

On March 28, 2024, the last reported sale price of our Common Shares on the NYSE American was $4.43 per share.

Holders

As of March 28, 2024, we had 73 shareholders of record of our Common Shares. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder. Computershare Trust Company, N.A. serves as transfer agent for our Common Shares.

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

The table below sets forth dividends paid to the holders of our Common Shares since we began operating as a REIT.

Amount
Payment Date	Per Share
2024
January 10≠	$0.11

2023
November 7	$0.11
August 11	$0.13
April 24	$0.13
January 10£	$0.13

2022
November 14	$0.13
July 28	$0.14
April 18	$0.12
January 10Ω	$0.12

2021
October 29	$0.12
July 30	$0.12
April 16	$0.12
January 8 ¥	$0.12

2020
November 4	$0.12
August 7	$0.12
January 27*	$0.12

2019
October 22	$0.12
July 29	$0.12
April 18	$0.12
January 10**	$0.17

2018
November 6	$0.12
July 27	$0.11
April 27***	$0.105
February 27****	$0.105

2017
November 17	$0.105
July 27	$0.105
April 27	$0.05
≠	A portion represents a distribution of 2023 income.
£	A portion represents a distribution of 2022 income.
Ω	A portion represents a distribution of 2021 income.
¥	A portion represents a distribution of 2020 income.
*	A portion represents a distribution of 2019 income.
**	Represents a distribution of 2018 income.

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

Stock Repurchase Plan

In October 2022, the Board adopted a stock repurchase plan (the “Repurchase Program”), which it then extended in October 2023 so that it now continues through October 9, 2024. Under the Repurchase Program, we may repurchase up to an aggregate of $7,500,000 of our Common Shares. Share repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. Ladenburg Thalmann & Co. Inc. is acting as our exclusive purchasing agent under the Repurchase Program. No repurchases were made under the Repurchase Program during 2023 and through the date of this filing.

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

2023 Year in Review; Outlook for 2024

2023 Highlights

●	Total revenue increased 25.5%; net income attributable to common shareholders decreased 29.7%; and earnings per common share decreased approximately $0.18 per share.
●	We raised an aggregate of approximately $23.0 million of additional capital from the sale of Common Shares and Series A Preferred Stock through our at-the-market offering facility.
●	We funded approximately $204.9 million of mortgage loans including loan modifications and construction draws.
●	We maintained our leverage ratio, thereby mitigating the risks should economic conditions deteriorate. At December 31, 2023, our capital structure was 60.4% debt and 39.6% equity compared to 59.3% debt and 40.7% equity at December 31, 2022.
●	We adjusted and refined our business strategy to address changes in the marketplace and our growth to-date. Specifically, we continue to strengthen our geographic footprint beyond Connecticut and the rest of New England with particular emphasis on Florida and New York. In addition, our current mortgage loan portfolio includes loans secured by properties in California, Georgia, Maine, Maryland, Massachusetts, New Jersey, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas and Washington D.C. We continue to look for opportunities in new markets that meet our underwriting and loan criteria.
●	We continued implementing our strategy to fund larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and successful. We believe migration to larger borrowers and better capitalized sponsors will decrease future problem loans.
●	To leverage our expertise in real estate finance and our capital resources, on the one hand, and to capitalize on lending opportunities in specific markets, on the other, we have implemented our strategy to partner and invest with local “hard money” real estate lenders creating satellite offices under the “Sachem” influence.
●	We continued the enhancement of our underwriting guidelines to strengthen our documentation and collateral position on our loans.
●	On June 23, 2023, the Company entered into a purchase and sale contract (the “Westport Purchase Agreement”) for $10,600,000 to acquire a commercial office building in Westport, CT (the “Westport Asset”). The transaction was completed on August 31, 2023. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition - related costs to the tangible and intangible assets acquired based on the fair market value of the individual components. In addition, the Company recorded a lease liability stemming from below - market rental rates. Total consideration, including capitalized acquisition - related costs, was $10,725,237.

2024 Outlook

Our primary business objective for 2024 remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. We intend to achieve this objective by accelerating profitable growth and driving operational excellence. To accelerate profitable growth, we will continue to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We are also targeting larger-value commercial loans with strong, experienced sponsors. To drive additional operational excellence, we continuously review, assess, and upgrade our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. Additionally, we continue to focus on developing relationships with larger scale wholesale brokers, furthering our efforts to attract larger borrowers with better credit quality. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

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

We expect 2024 to be a challenging year due to the following factors:

Rising interest rates and interest rate compression. The rates on our existing credit facilities, including the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (refinanced in February 2023) (as defined below), have all increased. The effective rate of Needham Bank Credit Facility was 8.25%, and Churchill Facility was 9.40% as of March 28, 2024. In addition, the interest rate on the September 2027 Notes, our last note offering in 2022, was 8%, the highest it has ever been. Overall, our weighted average cost of debt capital, excluding amortization of deferred financing costs, as of December 31, 2023 was 7.22% compared to 7.07% as of December 31, 2022. For the year ended December 31, 2023, and 2022, the yield on our mortgage loan portfolio, inclusive of default interest, was 12.6% and 11.5%, respectively. (For this purpose, the yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) Nevertheless, we believe the interest rate compression will continue to be a factor during the first half of 2024 until the Fed begins to cut interest rates.

Geopolitical concerns. 2023 was marked with various geopolitical concerns, including the ongoing conflict between Ukraine and Russia and Israel and Hamas, heightened tensions between the U.S. and China regarding Taiwan and global trade, and Iran’s continued pursuit of nuclear weapons and its ongoing attempts to destabilize the Middle East, to name a few. These conflicts have led to market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. The true ramifications of these conflicts and their impact on the markets and our business operations, specifically our borrowers and real estate prices, are not fully known at this time. Our business is purely domestic, but we are impacted by market volatility and cybersecurity is a concern for all businesses.

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

Given recent developments regarding mid-size regional banks, we believe competition from traditional banks will continue to abate in 2024 rather than increase. However, as traditional banks exit the lending market, non-traditional lenders, such as non-bank real estate companies, hedge funds, private equity funds and insurance companies, are likely to step into the void. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

Borrower expectations. As stated above the increased yield environment has resulted in an inflow of private capital into the transitional lending sector. As a result, some of the negotiating leverage has shifted in favor of borrowers who have multiple term sheets. As borrowers have more choices they are demanding better terms, relative to the current interest rate environment. While we are able to pass along most of the increased cost of capital to the borrowers, increased competition has the potential to hinder spreads. This is particularly true as we focus more on larger loans and borrowers with better credit histories.

Property value fluctuations. Property value market cycles could have an adverse impact on our operations and financial condition. We monitor a variety of indicators to track property value trends, including the Federal Funds Rate, U.S Treasury data, days-on-market, pending sales, NAHB’s Housing Market Index and the Senior Loan Officer Opinion Survey. Additionally, we almost always utilize a third party valuation including, but not limited to, appraisals, Broker Price Opinions (“BPOs”), and Automated Valuation Models (“AVMs”), to assist in both our underwriting and monitoring of our portfolio assets. By judiciously relying on our indicators and continuing to make sound underwriting decisions, we are poised to respond quickly if asset valuations begin to decline.

Increased operating expenses. Our operating expenses for the year ended December 31, 2023 are significantly higher than they were in 2022 due to our higher debt load, as well as higher borrowing rates. In addition, we expect that our aggregate dividend payments will be higher in 2024 than in 2023 due to an increase in the outstanding number of our common shares (“Common Shares”), and our Series A Preferred Stock (“Series A Preferred Stock”), which carries a 7.75% annual dividend rate. Finally, our compensation expense has increased as we hired new personnel and increased salaries of existing employees to administer a larger loan portfolio and more complex loan transactions.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2023, our mortgage loan portfolio included 112 loans with future funding obligations, in the aggregate principal amount of $97.9 million, compared 177 loans with future funding obligations, in the aggregate principal amount of approximately $114.6 million at December 31, 2022. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. To deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite these challenges, the changing dynamics of the real estate finance marketplace, the debt and equity markets, shocks to the financial system and challenging geopolitical developments, we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve our existing underwriting and loan criteria. Specifically, we believe that the following factors will impact our performance in 2024.

●	Strong balance sheet. At December 31, 2023, we had approximately $230.1 million of shareholders’ equity and total indebtedness for borrowed money of approximately $377.7 million (including deferred financing costs). Thus, our capital structure was approximately 60.4% debt and 39.6% equity compared to approximately 59.3% debt and 40.7% equity at December 31, 2022. Our equity includes 2,029,923 shares of Series A Preferred Stock, which carries a dividend rate of 7.75% per annum.
●	Access to capital. As a public company subject to the reporting requirements of the Exchange Act, we are able to access the public markets for capital. Through December 31, 2023, we raised approximately $505.9 million of gross proceeds through public offerings of our equity and debt securities. We used the net proceeds from these offerings to grow our business.
●	Liquidity. In addition, to our capital raises through the public markets, we have other sources of liquidity: (i) a $200 million master repurchase financing facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York; (ii) a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”); and (iii) a $65 million revolving credit facility with Needham Bank, a Massachusetts co-operative bank, which can be increased up to $75 million (the “Needham Credit Facility”). As of December 31, 2023, we had cash and cash equivalents and net investment securities of approximately $50.4 million.
●	Management. Our senior executive officers include John Villano, chief executive officer, president and interim chief financial officer. Other key personnel include a vice president – finance and operations, a senior vice president – asset management and a vice president – asset management. In addition, we have added personnel in operations, accounting and administration to accommodate the growth of our business. Although these new hires have resulted in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.

Financing Strategy Overview

On January 10, 2024, we paid a dividend of $0.11 per share, or $5,144,203 in the aggregate

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

We do not have any formal policy limiting the amount of indebtedness we may incur, but we are limited to a 150% asset coverage ratio from our debt covenants. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2023, debt represented approximately 60.4% of our total capital compared to 59.3% at December 31, 2022. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Debt

Our total outstanding indebtedness at December 31, 2023 was approximately $377.7 million, which included the Wells Fargo Loan balance of $26.8 million, $26.5 million outstanding under the Churchill Facility, approximately $1.1 million outstanding under the NHB Mortgage, $35 million outstanding under the Needham Credit Facility and approximately $288.4 million aggregate outstanding principal amount of five-year, unsecured unsubordinated notes, (the “Notes”) as follows:

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

Under the terms of the Indenture, we may, at our option, at any time and from time to time, redeem Notes two years after the date of their original issuance. As such, the June 2024 Notes, the December 2024 Notes, the 2025 Notes, the 2026 Notes and the March 2027 are all currently redeemable at our option. The June 2027 Notes will be redeemable in May 2024, and the September 27 Notes, will be redeemable in August 2024. In each case the redemption price is equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness as of December 31, 2023 includes the Churchill Facility, the Wells Fargo Loan, the NHB Mortgage and the Needham Credit Facility (each as described below).

Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that (A) prohibits us from (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) requires us to maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At December 31, 2023, the amount outstanding under the Churchill Facility was approximately $26.5 million, which amount was accruing interest of an effective rate of 9.47% per annum.

The Wells Fargo Loan is secured by our portfolio of investment securities, which had a value of approximately $36.3 million at December 31, 2023. The outstanding balance on the Wells Fargo Loan of approximately $26.8 million bears interest at a rate equal to 1.75% below the prime rate. Other than increasing our borrowing costs under the Wells Fargo Loan, it is difficult to forecast what impact the elevated interest rate environment will have on our investment securities portfolio.

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

On February 28, 2023, we refinanced the NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank. The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured primarily by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

On March 2, 2023, we entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, we have the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. As of September 8, 2023, the Needham Credit Facility was increased to $65 million. Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets. Assets excluded from the lien include real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility. The Needham Credit Facility expires March 2, 2026 subject to our right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as we are not in default and satisfy certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. We have the right to terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires us to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ending June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%. At December 31, 2023, the amount outstanding under the Needham Credit Facility was approximately $35.0 million, which was accruing interest of an effective rate of 8.25% per annum.

Finally, from time-to-time we raise capital by selling our Common Shares and shares of our Series A Preferred Stock through our at-the market offering facility. During the year ended December 31, 2023, under our at-the-market offering facility, we sold an aggregate of 5,475,891 Common Shares, realizing gross proceeds of approximately $20.9 million and we sold shares of Series A Preferred Stock having an aggregate liquidation preference of $126,923, realizing gross proceeds of approximately $2.6 million representing a discount of approximately 17.6% from the liquidation preference. At December 31, 2023, approximately $45.4 million of Common Shares and $22.4 million of Series A Preferred Stock were available for future sale under the ongoing at-the-market offering.

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

We record an allowance for credit losses (“CECL”) in accordance with the CECL standard on our loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. Further, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. As allowed under the CECL standard that we have adopted, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. We utilize a loss-rate method for estimating current expected credit losses. The loss rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, we consider various factors including (1) historical loss experience in its portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) its current and future view of the macroeconomic environment. We also utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. The allowance for the mortgage receivable is presented on the Consolidated Balance Sheets while the allowances on the interest receivable, due from borrowers, and (available-for-sale debt) investment securities are presented net. The change in the balances during the reporting period are recorded in the Consolidated Statements of Comprehensive Income under the Provision for credit losses.

Results of Operations

Years ended December 31, 2023 and 2022

Total revenue

Total revenue for the year ended December 31, 2023, was approximately $65.6 million compared to approximately $52.3 million for the year ended December 31, 2022, an increase of approximately $13.3 million, or 25.5%. The increase in revenue was primarily due to an increase in interest rates that we are able to charge borrowers in comparison to the 2022 period. For 2023, interest income was approximately $49.3 million compared to approximately $42.6 million for 2022, representing an increase of approximately $6.7 million or 15.6%. Origination and modification fees decreased to approximately $5.9 million for 2023 compared to approximately $7.3 million for 2022, a decrease of approximately $1.4 million, or 18.9% due to lower origination volume as compared to 2022. Income from partnership investments increased to approximately $3.5 million for 2023 compared to approximately $1.8 million for 2022, an increase of approximately $1.7 million, or 94.6%. Fee and other income was approximately $4.8 million for 2023 compared to approximately $3.0 million for 2022, an increase of approximately $1.8 million, or 62.1%. For 2023, revenue was increased by approximately $0.8 million of unrealized gain on investment securities, while revenue was offset by approximately $3.0 million of unrealized losses on equity securities in 2022.

Operating costs and expenses

Total operating costs and expenses for the year ended December 31, 2023, were approximately $49.7 million compared to approximately $31.4 million for 2022, an increase of approximately $18.3 million, or 58.5%. The largest contributor to this increase was interest and amortization of deferred financing costs, which were approximately $29.2 million in 2023 compared to approximately $21.5 million in 2022, an increase of approximately $7.7 million, or 35.5%. The increase is directly related to the increase in rates charged and the increase in net borrowings on the Wells Fargo Loan, Churchill Facility, and Needham Credit Facility. The balance of the increase in operating expenses was attributable to (i) provision for credit losses related to loans totaling approximately $5.6 million; (ii) provision for credit losses related to available-for-sale debt securities totaling approximately $0.8 million; (iii) compensation (including stock-based compensation), fees and taxes, which increased approximately $1.6 million; (iv) general and administrative expenses, which increased approximately $2.2 million; and (v) write-off of failed deal expenses relating to the Company’s special purpose acquisition corporation of approximately $0.5 million. The operating costs and expenses increases are primarily attributable to the adoption of ASU 2016-13, our increased level of operations, hiring of additional staff and the implementation of certain of our growth strategies.

Net income and net income per share

Net income for 2023 attributable to common shareholders was approximately $12.1 million compared to approximately $17.2 million for 2022, a decrease of approximately $5.1 million or 29.7%. Our net income per weighted average Common Share outstanding for 2023 was $0.27 compared to $0.46 for 2022.

Comprehensive Income

For the year ended December 31, 2023, we reported a reclass of unrealized losses on certain equity securities of approximately $877,000 reflecting the recognition of unrealized losses on securities held for over one year, which were not considered temporary losses. For the year ended December 31, 2022, we reported an unrealized loss on certain investment securities of approximately $85,500 reflecting the decrease in the market value of such securities since December 31, 2021.

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

	For the Year
	Ended December 31,
	2023	2022
Adjusted Earnings:
Net income attributable to common shareholders	$12,103,764	$17,221,589
(Subtract)/Add: Unrealized (gain)/losses on investment securities – debt investments	(835,818)	2,963,760
Adjusted earnings attributable to common shareholders	$11,267,946	$20,185,349

For the years ended December 31, 2023 and 2022 adjusted earnings per share was $0.25 and $0.54, respectively.

Liquidity and Capital Resources

Total assets at December 31, 2023 were approximately $625.5 million compared to approximately $565.7 million at December 31, 2022, an increase of approximately $59.8 million, or 10.6%. The increase was due primarily to the growth in our mortgages receivable, which increased approximately $38.5 million, an approximately $2.2 million increase in interest and fees receivables, an approximately $13.2 million increase in investment securities, an approximately $12.2 million increase in investment in partnerships, an approximately $4.0 million increase in other assets, and the increase relating to the 2023 addition of net investments of rental real estate of approximately $10.6 million. These increases were offset by an approximately $11.1 million decrease in cash and cash equivalents, an increase in allowance for credit losses (for mortgages receivable, interest receivable, due from borrower, and available-for-sale debt securities) of approximately $8.9 million, a decrease in property and equipment of approximately $0.7 million and by an approximately $1.8 million decrease in real estate owned.

Total liabilities at December 31, 2023 were approximately $395.5 million compared to approximately $348.0 million at December 31, 2022, an increase of approximately $47.5 million, or 13.7%. This increase was principally due to an overall increase in our total indebtedness, which at December 31, 2023, was approximately $371.7 million (net of deferred financing costs). Specifically, the increase was attributable to an increase of $58.2 million primarily due to the increase in line of credit borrowings from the Wells Fargo Loan as well as Needham Credit Facility, and an increase of approximately $0.3 million due to the refinancing of the NHB Mortgage. Such increases in our total indebtedness was partially offset by a decrease of approximately $16.1 million in our repurchase facility as a result of principal paydowns of the Churchill Facility. The balance of the increase was attributable to increases in accounts payable and accrued liabilities of approximately $0.9 million, increase in notes payable of approximately $2.3 million (from the amortization of deferred financing costs), advances from borrowers of approximately $1.1 million, deferred revenue of approximately $0.3 million, and the addition of below market lease intangibles of approximately $0.7 million. The increases were partially offset by a decrease in accrued dividends payable of approximately $0.2 million.

Total shareholders’ equity at December 31, 2023 was approximately $230.1 million compared to approximately $217.7 million at December 31, 2022, an increase of approximately $12.4 million, or 5.7%. This increase was attributable to (i) 2023 net income of approximately $15.9 million, (ii) net proceeds from the sale of Common Shares of $20.5 million and (iii) net proceeds from the sale of Series A Preferred Stock of approximately $2.6 million, offset by (iv) approximately $21.7 million of dividends paid and dividends declared with respect to 2023 operating income to holders of our Common Shares (v) approximately $3.8 million paid of dividends paid to holders of our Series A Preferred Stock, and (vi) approximately $2.5 million from the cumulative effect for the change in accounting principle as a result of the adoption of ASU 2016-13 (CECL).

Net cash provided by operating activities in 2023 was approximately $21.9 million compared to approximately $13.1 million in 2022. For 2023, net cash from operating activities was primarily the result of net income of approximately $15.9 million, amortization of deferred financing costs of approximately $2.4 million, provision for credit losses related to loans of approximately

$5.6 million, provision for credit losses related to available-for-sale debt securities of approximately $0.8 million, impairment loss of approximately $0.8 million, stock based compensation of approximately $0.8 million, and an increase in advances from borrowers of approximately $1.1 million, offset by increases in interest and fees receivable of approximately $2.3 million, other assets of approximately $3.5 million, due from borrower of approximately $0.3 million, and an unrealized gain on investment securities of approximately $0.8 million. For 2022, net cash from operating activities was primarily the result of net income of approximately $20.9 million, amortization of deferred financing costs of approximately $2.1 million, unrealized losses on investment securities of approximately $3.0 million, an impairment loss of $0.9 million, stock based compensation of $0.5 million and an increase in accounts payable and accrued liabilities of approximately $0.8 million, offset by increases in interest and fees receivable of approximately $2.6 million, other assets of approximately $3.6 million, due from borrowers of approximately $1.6 million, accrued dividends payable of approximately $1.4 million, and decreases in deferred revenue of approximately $0.3 million and advances from borrowers of approximately $5.2 million.

Net cash used for investing activities for 2023 year was approximately $72.5 million compared to approximately $159.5 million in net cash used in 2022. For 2023, the major contributors to net cash used for investing activities were the purchase of investments securities of approximately $30.4 million, net purchases of interests in investment partnerships of approximately $12.2 million, net purchases of investment in rental real estate of approximately $10.8 million, and principal disbursements on mortgages receivable of approximately $204.9 million. These amounts were offset by proceeds from the sale of investment securities of approximately $18.1 million, proceeds from the sale of real estate owned of approximately $0.5 million, net proceeds from the sale of property and equipment of approximately $0.5 million, and principal collections on mortgages receivable of approximately $167.0 million. For 2022, the major contributors to net cash used for investing activities were the purchase of investments securities of approximately $51.7 million, purchase of property and equipment of approximately $1.6 million, purchases of interests in investment partnerships, net of approximately $24.8 million, and principal disbursements on mortgages receivable of approximately $300.3 million. These amounts were offset by proceeds from the sale of investment securities of approximately $85.1 million, proceeds from the sale of real estate owned of approximately $2.1 million, and principal collections on mortgages receivable of approximately $131.8 million.

Net cash provided by financing activities for 2023 year was approximately $39.5 million compared to approximately $128.2 million for 2022. Net cash provided by financing activities for the 2023 consisted primarily of net proceeds from our lines of credit with Wells Fargo and Needham Bank of approximately $58.2 million, proceeds from the issuance of Series A Preferred Stock of approximately $2.6 million, and proceeds from the issuance of Common Shares of approximately $20.5 million, offset by repayment of the Churchill Facility of approximately $16.1 million, dividends paid on Common Shares of approximately $21.9 million, and dividends paid on Series A Preferred Stock of approximately $3.8 million. Net cash provided by financing activities for the 2022 consisted primarily of a gross proceeds from the sale of our fixed rate notes of approximately $122.1 million, proceeds from the Churchill Facility of approximately $23.4 million, and proceeds from the issuance of Common Shares of approximately $39.3 million, offset by $29.6 million decrease in the amount of the Wells Fargo Loan, dividends paid on Common Shares of approximately $18.8 million, dividends paid on Preferred Stock of approximately $3.7 million, and financing costs incurred of approximately $4.5 million. We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, dividend payments, interest and principal payments on our indebtedness, including repayment/refinancing of our notes payable maturing in 2024, and payments for usual and customary operating and administrative expenses, such as employee compensation and sales and marketing expenses. Based on this analysis, we believe that our current cash balances, availability on our debt facilities, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

Our long-term cash needs will include principal and interest payments on outstanding indebtedness, preferred stock dividends and funding of new mortgage loans. Funding for long-term cash needs will come from unused net proceeds from financing activities, operating cash flows, refinancing existing debt, and proceeds from sales of real estate owned.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our Common Shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

Subsequent Events

We evaluated subsequent events from January 1, 2024 until the financial statements were issued.

On January 10, 2024, we paid a dividend of $0.11 per share, or $5,144,203 in the aggregate, to shareholders of record as of December 29, 2023.

Between January 2, 2024 and January 24, 2024, through our at-the-market offering facility, we sold an aggregate of 568,711 Common Shares, realizing gross proceeds of approximately $2.1 million and 79,034 shares of its Series A Preferred Stock having an aggregate liquidation preference of $1,975,850, realizing gross proceeds of $1,587,954 (representing a discount of approximately 20% from the liquidation preference.) There were no sales of capital stock through our at – the – market offering facility subsequent to January 24, 2024.

On January 12, 2024, our tenant in the Westport Asset exercised their option to upsize the lease from approximately 33% to approximately 50% occupancy of the leasable square footage, pursuant to the terms outlined in the original lease agreement. We submitted a proposal to the town of Westport for 8 market rate residential units and 2 affordable rate units. Those units were approved in March of 2024, subject to a 30 day appeal period, which extends into April 2024.

On March 19, 2024, our Board of Directors authorized a one time bonus of a restricted grant of 111,857 Common shares to John L. Villano. The fair market value on the date of grant was approximately $500,000.

On March 28, 2024, our Board of Directors approved a dividend of $0.11 per share, payable on April 16, 2024 to common shareholders of record as of the close of the NYSE American on April 9, 2024.

Management has evaluated subsequent events through March 28, 2024 the date on which the consolidated financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of December 31, 2023, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans and partnership investments.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Unfunded portions of outstanding construction loans	$97,901,849	$50,278,089	$47,623,760	$—	$—
Unfunded partnership commitments	3,936,022	3,936,022	—	—	—
Total contractual obligations	$101,837,871	$54,214,111	$47,623,760	$—	$—

Recent Accounting Pronouncements

See ‘‘Note 2 — Significant Accounting Policies’’ to the financial statements for explanation of recent accounting pronouncements impacting us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and, as such, are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth beginning on page F-1.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of John L. Villano, our chief executive and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, Mr. Villano concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the “COSO Framework”). The COSO Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors, and their respective ages as of March 29, 2024, are as follows:

Name	Age	Position
John L. Villano	63	Chairman of the Board, Chief Executive Officer, President and interim Chief Financial Officer
Leslie Bernhard(1, 2)	80	Director
Arthur L. Goldberg(1, 3)	85	Director
Brian A. Prinz(1, 4)	71	Director
(1)	Member of the Audit, Compensation and Nominating and Corporate Governance Committees.
(2)	Chair of the Compensation Committee.
(3)	Chair of the Audit Committee.
(4)	Chair of the Nominating and Corporate Governance Committee.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

John L. Villano is Chairman of the Board, Chief Executive Officer, President and Interim Chief Financial Officer. Mr. Villano is one of our founders. Mr. Villano was appointed as a director and Chairman of the Board, Co-Chief Executive Officer, Chief Financial Officer and Secretary in February 2017, immediately prior to our initial public offering. In November 2019, upon the resignation of his brother, Jeffrey C. Villano, he became our sole Chief Executive Officer and was appointed Treasurer in addition to his then current positions with the Company and resigned as Secretary. Mr. Villano served as our Chief Financial Officer until August 2022, when we hired John E. Warch, and as our Treasurer until July 2022. He was appointed as our Interim Chief Financial Officer in May 2023 upon the departure of Mr. Warch, our then Chief Financial Officer. Mr. Villano has been designated as our principal executive officer and principal accounting officer. Mr. Villano is a certified public accountant and was engaged in the private practice of accounting and auditing for almost 30 years. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. He is also responsible for all our accounting and financial matters. Mr. Villano holds a bachelor’s degree in accounting from the University of Rhode Island in 1982. We believe that Mr. Villano’s experience in managing our business since its inception and his professional background as a certified public accountant make him an important part of our management team and make him a worthy candidate to serve on the Board.

Leslie Bernhard was appointed as a director in February 2017 immediately prior to the consummation of our initial public offering. In February 2024, she also joined the board of directors of Sharplink Gaming Inc. (NASDAQ: SBET), an online technology company, as a director. In addition, since November 2023, she has been serving as the chairman of the board of Nexalin Technology, Inc. (NASDAQ: NXL), a company that designs and develops medical devices that utilizes bioelectronic medical technology. Prior to that, she served as an independent director of Milestone Scientific Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices, from May 2003 until January 4, 2023 and as the non-executive chairman of the Milestone board of directors from October 2009 through January 4, 2023. She also served as interim chief executive officer of Milestone from October 2017 to December 2017. From 2007 through September 2018, Ms. Bernhard served as an independent director of Universal Power Group, Inc., a global supplier of power solutions (“UPG”), and as a consultant to UPG from September 2018 to December 2020. In 1986, Ms. Bernhard co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry, and served as its president, chief executive officer and executive director until 2012. Ms. Bernhard holds a BS Degree in Education from St. John’s University. We believe that Ms. Bernhard’s experience as an entrepreneur and her service as a director of other public corporations will enable her to make an important contribution to the Board.

Arthur L. Goldberg was appointed as a director in February 2017 immediately prior to the consummation of our initial public offering. He has been a private accounting and business consultant since April 2012. From March 2011 through June 2015, he served as a director of Sport Haley Holdings, Inc., a manufacturer and distributor of sportswear and furniture. From January 2008 through March 2013, he served as a member of the board of directors of SED International Holdings, Inc. (OTC: SEDN), a distributor of consumer electronics. From January 2008 through March 2012, he served as the chief financial officer of Clear Skies Solar, Inc., an installer of solar panels. Mr. Goldberg has held senior executive positions, including chief financial officer and chief operating officer, and served as a director of several public companies. From January 2008 through June 2008, he served as the chief financial officer of Milestone Scientific, Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices. From June 1999 through April 2005, Mr. Goldberg was a partner with Tatum CFO Partners, LLP, which provided interim CFO staffing services for public and private companies. Mr. Goldberg is an attorney and a certified public accountant and holds a B.B.A. degree from the City College of New York, an M.B.A. from the University of Chicago and J.D. and LLM degrees from the New York University School of Law. Mr. Goldberg was selected as a director because of his experience as the senior executive, operations and financial officer of several public companies and because of his background in law and accounting. We believe that his background and experience will provide the Board with a perspective on corporate finance matters. Given his financial experience, the Board has also determined that Mr. Goldberg qualifies as the Audit Committee financial expert, pursuant to Item 407(d)(5) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (the “SEC”).

Brian A. Prinz was appointed as a director in February 2017 immediately prior to the consummation of our initial public offering. Since 1976, Mr. Prinz has been employed by Current, Inc., a leading manufacturer of laminated products including sheeting, tubes, rods, spacers and standoffs, as well as electrical grade laminates, a variety of carbon fiber products and other industrial products, which are used in various industries including construction, recreation, energy exploration and defense. Since 2011, Mr. Prinz has served as its president and chief financial officer. Mr. Prinz graduated from Bryant College with a B.A. in 1976. We believe that his background and experience make him well qualified to serve as a member of the Board.

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

To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with during the year ended December 31, 2023 except as set forth below.

Delinquent Section 16(a) Reports

None.

Code of Ethics

We have adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer and other persons performing similar functions. The Code of Ethics is posted on our web site at www.sachemcapitalcorp.com. We will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to John L. Villano at our principal executive office located at 568 East Main Street, Branford, CT 06405.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth all compensation earned by or paid to, in all capacities, during the years ended December 31, 2023 and 2022 to John L. Villano. Other than Mr. Villano, no one else qualified as a “Named Executive Officer” as defined in Item 402(a)(3) of Regulation S-K.:

Summary Compensation Table

				Stock		All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)		Compensation		Total
		($)	($)	($)		($)		($)
John L. Villano
Chairman of the Board, Chief Executive Officer, President, interim Chief Financial Officer and Director	2023	$750,000	$337,500	$506,544	(2)	$114,392	(4)	$1,708,436
	2022	$750,000	$250,000	$500,000	(3)	$24,990		$1,524,990
(1)	Represents the aggregate grant-date fair value of the awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codified Topic 718 (“FASB ASC Topic 718”).
(2)	Represents the grant-date fair value on an aggregate of 130,890 Common Shares awarded on February 17, 2023, computed in accordance with FASB ASC Topic 718.
(3)	Represents the grant-date fair value on an aggregate of 98,425 Common Shares awarded on April 5, 2022, computed in accordance with FASB ASC Topic 718.
(4)	Represents an auto allowance of $26,000 per annum and a one-time payment by the Company, in the amount of $88,392, to cover the estimated tax liability for the 2023 Stock Award.

Employment Agreements — John L. Villano

In August 2016, in anticipation of our initial public offering, we entered into an employment agreement with John L. Villano. The material terms of Mr. Villano’s employment agreement are as follows.

●	Mr. Villano serves as our chairman, chief executive officer, president and interim chief financial officer.
●	The term of his employment, which commenced in February 2017, is five years, unless terminated earlier in accordance with his employment agreement. The termination date is extended one year on each anniversary date of the agreement unless either party to the agreement provides written notice at least 180 days before the next anniversary date that it is electing not to renew the agreement, in which case the agreement will terminate at the end of the fourth year from the next anniversary date.
●	As of April 2021, Mr. Villano’s base salary was $500,000 per annum. In addition, for the year ended December 31, 2021, he was entitled to a one-time cash bonus of $250,000, which was paid in 2021. He was also entitled to a “target bonus” of up to $250,000, as determined by the Compensation Committee, which would have been payable in 2022. Mr. Villano waived his right to receive the target bonus.
●	In April 2022, Mr. Villano’s base salary was increased to $750,000 per annum, retroactive to January 1, 2022.
●	Mr. Villano is entitled to incentive compensation in such amount as shall be determined by the Compensation Committee of the Board in its sole and absolute discretion, based on our achievement of the financial performance goals set by the Board of directors and capital transactions.
●	Mr. Villano has the right to participate in all retirement, pension, deferred compensation, insurance and other benefit plans adopted and maintained by us for the benefit of employees and be entitled to additional compensation in an amount equal to the cost of any such benefit plan or program if he chooses not to participate.

●	Mr. Villano is indemnified to the full extent permitted by law against and for any claims, liabilities, losses, expenses and costs incurred that relate to any acts or omission taken in his capacity as an officer or director.
●	We have the right to terminate the employment agreement at any time with or without cause and for death or disability (as defined in the employment agreement). See below for the payments due upon a termination.
●	Mr. Villano is subject to a two-year non-competition provision if we terminate the employment agreement for cause.
●	In the event any payment to the employee is subject to an excise tax under the Code, we are obligated to pay Mr. Villano an additional amount equal to the amount of the excise tax and any other taxes (whether in the nature of excise taxes or income taxes) due with respect to such payment.

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

In March 2024, Mr. Villano received a grant of 111,857 restricted Common Shares (based on the closing price of $4.53 per Common Share on March 19, 2024) vesting in three equal installments on each of January 1, 2025, 2026, and 2027, which are subject to forfeiture under the same terms and conditions as the 2021 grant.

For the year ended December 31, 2022, Mr. Villano was entitled to a “target bonus” of $250,000 as determined by the Compensation Committee, which was paid in March 2023. In addition, for 2023, he was entitled to a “target bonus” of $375,000. The Compensation Committee approved a bonus of $337,500 which is payable in 2024.

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

Outstanding Equity Awards at December 31, 2023

The following table sets forth information concerning outstanding equity awards to the Named Executives as of December 31, 2023.

Stock Awards
	Number of shares or units of		Market value of shares or
	stock that have not vested		units of stock that have not vested
Name	(#)		($) (1)
John L. Villano	226,483	(2)	$847,046
(1)	Calculated based on the closing market price of $3.74 on December 29, 2023.
(2)	106,414 of these restricted Common Shares vest on January 1, 2024, 76,439 of these restricted Common Shares vest on January 1, 2025 and 43,630 of these restricted Common Shares vest on January 1, 2026. Unvested shares may not be transferred, sold, pledged, hypothecated or assigned, and are subject to forfeiture.

Compensation of Directors

Our non-employee director compensation plan, as amended on April 8, 2021 and retroactively effective as of January 1, 2021 (the “Director Plan”), provides as follows:

●	each non-employee director will receive cash compensation at a rate of $60,000 per year, which amount shall be paid in equal quarterly installments of $15,000 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	the additional cash compensation payable to the chairperson of each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee will remain unchanged as follows:
●	the chairperson of the Audit Committee will receive additional cash compensation of $7,500 per year, payable in equal quarterly installments of $1,875 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	the chairperson of the Compensation Committee will receive additional cash compensation of $5,000 per year, payable in equal quarterly installments of $1,250 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	the chairperson of the Corporate Governance and Nominating Committee will receive additional cash compensation of $2,500 per year, payable in equal quarterly installments of $625 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1);
●	each non-employee director will receive a grant of 5,000 Common Shares on the date he or she is re-elected to serve on the Board; and
●	the non-employee director serving on our Loan Approval Committee will receive additional cash compensation of $7,500 per year, payable in equal quarterly installments of $1,875 on the first day of each calendar quarter (i.e., January 1, April 1, July 1 and October 1).

The Named Executives, who are also directors, do not receive additional compensation in connection with their positions as members of the Board.

The following table provides compensation information for the year ended December 31, 2023 for each of our non-employee directors.

	Fees Earned or Paid
	in Cash	Stock Awards	Total
Name	($)(1)	($)(2)	($)
Leslie Bernhard	$95,000	$21,240	$116,240
Arthur L. Goldberg	$97,500	$21,240	$118,740
Brian A. Prinz	$100,000	$21,240	$121,240
(1)	During the year ended December 31, 2023, each of Ms. Bernhard and Messrs. Goldberg and Prinz was awarded a bonus of $30,000, which is included in their respective amount.
(2)	During the year ended December 31, 2023, under the Director Plan, each of Ms. Bernhard and Messrs. Goldberg and Prinz was awarded an aggregate of 6,000 Common Shares, respectively. The dollar amounts reflected in the table are the aggregate grant date fair value for the Common Shares awarded computed in accordance with FASB ASC Topic 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table, together with the accompanying footnotes, sets forth information, as of March 28, 2024, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding Common Shares, Named Executives, all directors, and all directors and officers of Sachem Capital as a group:

	Number of Common
	Shares Beneficially	Percentage of
Name of Beneficial Owner(1)	Owned(2)	Class(3)
Executive Officers and Directors
John L. Villano(4)	1,678,496	3.54%
Leslie Bernhard(5)	8,250	*
Arthur L. Goldberg(5)	36,628	*
Brian A. Prinz(5)	381,118	*

All officers and directors as a group (4 persons)	2,104,492	4.44%

*Less than 1%.

(1)	Unless otherwise provided, the address of each of the individuals above is c/o Sachem Capital Corp., 568 East Main Street, Branford, CT 06405.
(2)	A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.
(3)	All percentages are determined based on 47,446,051 Common Shares outstanding as of March 28, 2024.
(4)	Includes 231,926 restricted Common Shares which are subject to vesting including: (i) 113,725 shares vest on January 1, 2025; (ii) 80,916 shares vest on January 1, 2026; and 37,285 shares vest on January 1, 2027. Also includes 6,827 Common Shares owned by Mr. Villano’s wife. Mr. Villano disclaims ownership of the 6,827 Common Shares owned by his wife for the purposes of section 13(d) or 13(g) of the Exchange Act.

(5)	Includes 8,250 restricted Common Shares that vest as follows: (i) 1,500 shares vest on each of September 7, 2024, 2025 and 2026; (ii) 2,500 shares vest on October 13, 2024; and (iii) 1,250 shares vest on October 13, 2025.

Equity Compensation Plan Information

On October 27, 2016, we adopted the 2016 Equity Compensation Plan (the “Plan), the purpose of which is to align the interests of our officers, other employees, advisors and consultants or any subsidiary, if any, with those of our shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on our behalf and to promote the success of our business. The basis of participation in the Plan is upon discretionary grants of awards by the Board. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. Approximately 35 individuals are eligible to participate in the Plan including, our executive officer, 31 other employees and our three independent directors.

Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	Not applicable	988,785
Total	—	Not applicable	988,785

During the fiscal year ended December 31, 2023, we granted an aggregate of 196,056 restricted Common Shares under the Plan.

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

As of December 31, 2023, there were no options granted under the Plan.

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

During the years ended December 31, 2023 and 2022: (i) the wife of our chief executive officer was paid $-0- and $63,168, respectively, for accounting and financial reporting services provided to us. She retired in the third quarter of 2022; and (ii) the daughter of our chief executive officer was paid $192,346 and $141,652, respectively, for internal audit and compliance services provided to us.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by Hoberman & Lesser, CPA’s, LLP, our principal accounting firm, for the fiscal years ended December 31, 2023 and 2022, are set forth below.

	2023	2022
Audit fees	$232,250	$257,500
All other fees	—	—
Total fees	$232,250	$257,500

●	In 2023, the audit fees include fees for professional services rendered for (i) the review of our quarterly financial statements and (ii) other services that are normally provided in connection with statutory and regulatory filings.
●	In 2022, the audit fees include fees for professional services rendered for (i) the review of our quarterly financial statements, (ii) the review of our shelf registration statement (File No. 333-262859) on Form S-3 under the Securities Act of 1933, as amended, which was declared effective by the SEC on February 25, 2022, (iii) the review of four separate prospectus supplements to the aforementioned shelf registration statement on Form S-3 and (iv) other services that are normally provided in connection with statutory and regulatory filings.

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

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement(1)
3.1	Certificate of Incorporation(1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019(2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021(9)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (19)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (20)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019(3)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.2	First Supplemental Indenture, dated as of June 25, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.3	Form of 7.125% Notes due 2024(4)
4.4	Second Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (2)
4.5	Form of 6.875% Notes due 2024(6)
4.6	Third Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (7)
4.7	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.6 above)
4.8	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate.(9)
4.9	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (10)
4.10	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.9 above).
4.11	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (14)
4.12	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.11 above)
4.13	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (16)
4.14	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.13 above)
4.15	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (21)
4.16	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.15 above)
4.17	Revolving Credit Note, dated March 2, 2023, in the principal amount of $45 million in favor of Needham Bank, as lender (22)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan(1)
10.3**	Final Form of the Restrictive Stock Grant Agreement dated April 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and John L. Villano (11)
10.4	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC(12)
10.5	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association(12)
10.6**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (15)
10.7**	Final Form of the Restrictive Stock Grant Agreement dated April 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and John L. Villano (17)

10.8**

Final Form of the Restrictive Stock Grant Agreement dated October 13, 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (19)

10.9**

Final Form of the Restrictive Stock Grant Agreement dated July 19, 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (19)

10.10	Credit and Security Agreement, dated as of March 2, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (22)
10.11(a)	First Amendment to the Credit and Security Agreement, dated as of September 8, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (24)
10.12	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (23)
10.13	Separation Agreement and General Release, dated as of May 5, 2023, between Sachem Capital Corp. and John E. Warch (23)
10.14	Final Form of the Restricted Stock Grant Agreement dated March 19, 2024 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano*
14.1	Code of Ethics(8)
21.1	List of Subsidiaries(13)
23.1	Consent of Hoberman & Lesser CPA’s, LLP, dated March 29, 2024*
31.1	Chief Executive and Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive and Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation*
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (22)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (22)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million NHB Mortgage (22)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(5)	Intentionally omitted.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(13)	None.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference.
(18)	Intentionally omitted.
(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference.
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
John L. Villano, CPA
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)

Date: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2024:

Signature	Title

/s/ John L. Villano	Chairman, Chief Executive Officer, President, Interim Chief Financial Officer and Director
John L. Villano, CPA	(Principal Executive, Accounting and Financial Officer)

/s/ Leslie Bernhard	Director
Leslie Bernhard

/s/ Arthur L. Goldberg	Director
Arthur L. Goldberg

/s/ Brian A. Prinz	Director
Brian A. Prinz

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sachem Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sachem Capital Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (FASB ASC 326): Measurement of Credit Losses on Financial Instruments. The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Mortgages Receivable and Allowance for Credit Losses

As discussed in Note 2 to the financial statements, the Company estimates its allowance for credit losses (“ACL”) in accordance with Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (the “ASU”). The Company adopted Accounting Standards Codification (“ASC”) Topic 326 as of January 1, 2023 as described in Note 2 to the financial statements. The ASU requires credit losses on loans to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model) which estimates credit losses over the expected life of the loan. Estimates of expected credit losses are based on historical experience, adjusted for management’s evaluation of current conditions and reasonable and supportable forecasts. The impact of adoption of this standard on January 1, 2023 was a $2.0 million increase to the allowance for credit losses, a $0.5 million increase to the allowance for unfunded commitments, and an increase of $2.5 million to accumulated deficit for the cumulative effect adjustment recorded upon adoption.

The Company’s measurement of expected credit losses of loans on a pooled basis, when the loans share similar risk characteristics, is based on historical data that is adjusted, as necessary, for both internal and external qualitative factors where there are differences in the historical loss data of the Company and current or projected future conditions. The Company currently pools its portfolio based on geographic locations.  Consideration of the relevant qualitative factors is used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process. The ACL also includes reserves for loans evaluated on an individual basis, such as certain loans identified for potential foreclosure proceedings for either non-performance or other similar criteria. Management applies its judgment in the determination of the qualitative factors and establishes reserves on an individual basis to estimate the ACL.

Auditing the initial adoption of the relative qualitative factors used in the allowance for credit losses and the subsequent application of the qualitative factors was identified by us as a critical audit matter because of the significant auditor judgement applied and significant audit effort needed to evaluate the subjective and complex judgements made by management during adoption and subsequent application of the qualitative factor framework.

The primary procedures we performed, with the assistance of our valuation specialist, to address this critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the ACL, including determination of the qualitative factors and reserve assumptions for loans evaluated on an individual basis.
●	We tested the underlying data, including all historical information used in the Company’s model for establishing the ACL for completeness and accuracy, including recalculation of the analyses.
●	We assessed all significant assumptions and subjective adjustments made by management to the vintage/historical information used in the model by analyzing the facts and circumstances provided by management for such adjustments.
●	For loans evaluated on an individual basis, we obtained and evaluated valuations from the Company’s third-party valuation specialists, as well as obtained and evaluated other publicly available market data, and compared said values to the aggregate amounts owed by borrowers, for indication of loan losses; We also evaluated managements significant judgments applied in determining whether indicators of impairment were present, with respect to the Company’s loan portfolio and the underlying collateral, by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, which included consideration of evidence obtained after the balance sheet date but before the issuance of this report.

We have served as the Company’s auditor since 2015.

New York, New York

April 1, 2024

SACHEM CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

	Years Ended
	December 31,
	2023	2022
Assets
Cash and cash equivalents	$12,598,256	$23,713,097
Investment securities, net (at fair value)	37,776,032	24,576,462
Mortgages receivable	499,235,371	460,738,268
Less: Allowance for credit losses	(7,523,160)	(105,000)
Mortgages receivable, net of allowance for credit losses	491,712,211	460,633,268
Investments in rental real estate, net	10,554,461	—
Interest and fees receivable, net	8,474,820	6,309,845
Due from borrowers, net	5,596,883	5,276,967
Real estate owned	3,461,519	5,216,149
Investments in partnerships	43,035,895	30,831,180
Property and equipment, net	3,373,485	4,121,721
Other assets	8,955,250	4,983,173
Total assets	$625,538,812	$565,661,862
Liabilities and Shareholders' Equity
Liabilities:
Notes payable (net of deferred financing costs of $6,048,490 and $8,352,597)	$282,353,260	$280,049,153
Repurchase facility	26,461,098	42,533,466
Mortgage payable	1,081,303	750,000
Lines of credit	61,792,330	3,587,894
Accrued dividends payable	5,144,203	5,342,160
Accounts payable and accrued liabilities	2,321,535	1,439,219
Advances from borrowers	10,998,351	9,892,164
Below market lease intangible	664,737	—
Deferred revenue	4,647,302	4,360,452
Total liabilities	395,464,119	347,954,508
Commitments and Contingencies
Shareholders' equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 2,029,923 and 1,903,000 shares of Series A Preferred Stock issued and outstanding at December 31, 2023 and December 31, 2022, respectively	$2,030	$1,903
Common stock - $.001 par value; 200,000,000 shares authorized; 46,765,483 and 41,093,536 issued and outstanding at December 31, 2023 and December 31, 2022	46,765	41,094
Paid-in capital	249,825,780	226,220,990
Accumulated other comprehensive income (loss)	315,614	(561,490)
Accumulated deficit	(20,115,496)	(7,995,143)
Total shareholders’ equity	230,074,693	217,707,354
Total liabilities and shareholders’ equity	$625,538,812	$565,661,862

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
	December 31,
	2023	2022
Revenue:
Interest income from loans	$49,265,040	$42,618,817
Investment gain, net	1,233,537	521,662
Income from partnership investments	3,521,721	1,809,564
Origination and modification fees, net	5,940,393	7,320,625
Fee and other income	4,812,629	2,969,117
Unrealized gain (loss) on investment securities	835,818	(2,963,760)
Total revenue	65,609,138	52,276,025

Operating costs and expenses:
Interest and amortization of deferred financing costs	29,189,901	21,549,859
Compensation, fees and taxes	6,931,757	5,315,455
General and administrative expenses	5,293,057	3,097,219
Other expenses	1,032,520	544,684
(Gain) Loss on sale of real estate and property and equipment, net	88,115	(44,752)
Provision for credit losses related to loans	5,571,612	105,000
Provision for credit losses related to available-for-sale debt securities	808,561	—
Impairment loss	794,462	799,909
Total operating costs and expenses	49,709,985	31,367,374
Net income	15,899,153	20,908,651
Preferred stock dividend	(3,795,389)	(3,687,062)
Net income attributable to common shareholders	12,103,764	17,221,589

Other comprehensive income
Unrealized gain (loss) on investment securities, net	877,104	(85,474)
Total Comprehensive income	$12,980,868	$17,136,115
Basic and diluted net income per common share outstanding:
Basic	$0.27	$0.46
Diluted	$0.27	$0.46
Weighted average number of common shares outstanding:
Basic	44,244,988	37,741,657
Diluted	44,244,988	37,749,169

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Totals

Balance, December 31, 2021	1,903,000	$1,903	32,730,004	$32,730	$185,516,394	$(476,016)	$(4,992,450)	$180,082,561

Issuance of Series A Preferred Stock, net of expenses	—	—	—	—	(70,000)	—	—	(70,000)

Issuance of Common Shares, net of expenses	—	—	7,879,907	7,880	39,284,065	—	—	39,291,945

Acquisition of Urbane Capital, LLC	—	—	300,000	300	995,700	—	—	996,000

Exercise of warrants	—	—	19,658	20	(20)	—	—	—

Stock based compensation	—	—	163,967	164	494,851	—	—	495,015

Unrealized loss on investments	—	—	—	—	—	(85,474)	—	(85,474)

Dividends paid on Common Shares	—	—	—	—	—	—	(14,882,122)	(14,882,122)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(3,687,062)	(3,687,062)

Dividends declared	—	—	—	—	—	—	(5,342,160)	(5,342,160)

Net income	—	—	—	—	—	—	20,908,651	20,908,651

Balance, December 31, 2022	1,903,000	1,903	41,093,536	41,094	226,220,990	(561,490)	(7,995,143)	217,707,354

Cumulative effect of adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	(2,489,574)	(2,489,574)

Issuance of Series A Preferred Stock, net of expenses	126,923	127	—	—	2,563,683	—	—	2,563,810

Issuance of Common Shares, net of expenses	—	—	5,546,891	5,546	20,445,328	—	—	20,450,874

Repurchase of Common Shares	—	—	(71,000)	(71)	(226,256)	—	—	(226,327)

Stock based compensation	—	—	196,056	196	822,035	—	—	822,231

Unrealized gain on investments	—	—	—	—	—	877,104	—	877,104

Dividends paid on Common Shares	—	—	—	—	—	—	(16,590,340)	(16,590,340)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(3,795,389)	(3,795,389)

Dividends declared	—	—	—	—	—	—	(5,144,203)	(5,144,203)

Net income	—	—	—	—	—	—	15,899,153	15,899,153
Balance, December 31, 2023	2,029,923	$2,030	46,765,483	$46,765	$249,825,780	$315,614	$(20,115,496)	$230,074,693

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,899,153	$20,908,651
Adjustments to reconcile net income to net
cash provided by operating activities:
Amortization of deferred financing costs and bond discount	2,415,405	2,104,093
Depreciation expense	266,331	106,414
Write-off of failed deal expenses	477,047	—
Stock based compensation	822,231	495,015
Provision for credit losses related to loans	5,571,612	105,000
Provision for credit losses related to available-for-sale debt securities	808,561	—
Impairment loss	794,462	799,909
Loss (Gain) on sale of real estate and property and equipment, net	88,115	(44,752)
Unrealized (gain) loss on investment securities	(835,818)	2,963,760
Gain on sale of investment securities	—	(521,662)
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Interest and fees receivable, net	(2,285,064)	(2,616,200)
Other assets - miscellaneous	(3,504,390)	(3,599,779)
Due from borrowers, net	(334,253)	(1,605,951)
Accrued dividends payable	—	(1,414,560)
Other assets - prepaid expenses	(100,649)	—
(Decrease) increase in operating liabilities:
Accrued Interest	158,973	158,687
Accounts payable and accrued liabilities	220,757	766,723
Deferred revenue	286,850	(283,038)
Advances from borrowers	1,106,187	(5,173,950)
Total adjustments	5,956,357	(7,760,291)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,855,510	13,148,360

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(30,415,304)	(51,651,930)
Proceeds from the sale of investment securities	18,120,095	85,113,227
Purchase of interests in investment partnerships, net	(12,235,563)	(24,775,342)
Proceeds from sale of real estate owned	450,420	2,090,879
Acquisitions of and improvements to real estate owned, net	(229,587)	(126,442)
Proceeds from sale (purchases) of property and equipment, net	515,391	(1,581,350)
Investment in rental real estate, net	(10,845,107)	—
Principal disbursements for mortgages receivable	(204,884,592)	(300,277,303)
Principal collections on mortgages receivable	167,036,071	131,840,244
Other assets - pre-offering costs	—	(170,606)
NET CASH USED FOR INVESTING ACTIVITIES	(72,488,176)	(159,538,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) lines of credit	58,204,436	(29,590,137)
Net proceeds from (repayment of) repurchase facility	(16,072,368)	23,446,277
Proceeds from mortgage	331,303	—
Accounts payable and accrued liabilities - principal payments on other notes	(6,014)	(24,907)
Dividends paid on common shares	(21,932,500)	(18,809,722)
Dividends paid on Series A Preferred Stock	(3,795,389)	(3,687,062)
Proceeds from issuance of common shares, net of expenses	20,450,874	39,291,945
Repurchase of common shares	(226,327)	—
Proceeds from issuance of Series A Preferred Stock, net of expenses	2,563,810	(70,000)
Gross proceeds from issuance of fixed rate notes	—	122,125,000
Financings costs incurred in connection with fixed rate notes	—	(4,516,931)
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,517,825	128,164,463

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,114,841)	(18,225,800)

CASH AND CASH EQUIVALENTS- BEGINNING OF YEAR	23,713,097	41,938,897

CASH AND CASH EQUIVALENTS - END OF YEAR	$12,598,256	$23,713,097

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

	Years Ended
	December 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest	$26,615,523	$19,286,819

SUPPLEMENTAL SCHEDULE OF NON-CASH
Dividends declared and payable	$5,144,203	$5,342,360

Real estate acquired in connection with the foreclosure of certain mortgages, inclusive of interest and other fees receivable, during the years ended December 31, 2023 and 2022 totaled $1,756,125 and $1,376,733, respectively. Increase in mortgage receivable from sale of real estate owned during the year ended December 31, 2023 was $2,576,855.

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

1. The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company operates its business as one segment. The Company offers short-term (i.e., one to three years), secured, non-bank loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants of residential real estate. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.

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

The consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Investment Securities

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, management may employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, management may consider specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that it will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in net income and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future losses and/or impairments.

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Management performs a qualitative assessment on a periodic basis and

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

recognize an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in net income.

Allowance for Current Expected Credit Losses

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

The Company records an allowance for credit losses in accordance with the CECL standard on the Company’s loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. As allowed under the CECL standard used by the Company, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The amount of loans in pending/pre-foreclosure including unpaid interest and other charges, as of December 31, 2023 and December 31, 2022 was approximately $68.1 million and $24.0 million, respectively.

The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. The Company utilizes a loss-rate method for estimating current expected credit losses. The loss rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, the Company considers various factors including (1) historical loss experience in its portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) its current and future view of the macroeconomic environment. The Company utilizes a forecast of three years which approximates its longer-term loans, which are often the construction loans.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loans based on evaluating historical credit loss experience and to make adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The CECL allowance related to the principal outstanding is presented within “Mortgages receivable, net” and for unfunded commitments is within accounts payable and accrued liabilities in the Company’s consolidated balance sheets. The CECL allowance related to the late payment fees are presented in “Interest and fees receivable, net”, and “Due from borrowers, net” in the Company’s consolidated balance sheets.

The below table represents the financial statement line items that are impacted by the CECL allowance:

		Provision for
		credit losses on
		loans – pre-	Provision for credit
	Adoption as of January 1, 2023	adoption	losses related to loans	Balance as of December 31, 2023
Mortgages receivable	$1,921,447	$105,000	$5,496,713	$7,523,160
Interest receivable	26,127	—	93,962	120,089
Due from borrower	19,900	—	(5,563)	14,337
Unfunded commitments	522,100	—	(13,500)	508,600
Total CECL allowance	$2,489,574	$105,000	$5,571,612	$8,166,186

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. As of December 31, 2023 and 2022 the Company had a CECL allowance of $808,561 and $0, respectively, which is presented in “Investment securities, net” on the Company’s consolidated balance sheets. In connection with the allowance, during the years December 31, 2023 and 2022, the Company had a provision for credit losses related to available-for-sale debt securities of $808,561 and $0, respectively, which is presented on the Company’s consolidated statements of comprehensive income. As of December 31, 2023 and 2022, fair market value of these securities was $839,280 and $813,650, respectively. The cost basis of these securities were $1,647,841. The implementation of the CECL standard’s effect on the Company’s earnings per share, for the year ended December 31, 2023, was $0.15.

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

Property and Equipment

Land and building acquired in December 2016 to serve as the Company’s office facilities is stated at cost. The building is being depreciated using the straight-line method over its estimated useful life of 40 years. Expenditures for repairs and maintenance are charged to expense as incurred. The Company relocated its entire operations to this property in March 2019. On August 14, 2023 this property was sold. The Company realized a loss of approximately $183,000 on the sale, which is included in (gain) loss on sale of real estate and property and equipment, net in the consolidated statements of comprehensive income, for the year ended December 31, 2023.

Land and building acquired in 2021 to serve as the Company’s future corporate headquarters is stated at cost. Renovation of the building was completed in the first quarter of 2023 and the Company relocated its operations to the new building in March 2023. The building is being depreciated using the straight-line method over its estimated useful life of 40 years. The new building was placed in service in March 2023 when the Company received the Temporary Certificate of Occupancy.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following tables represent the Company’s Property and Equipment, Net as of December 31, 2023 and 2022:

Year ended December 31, 2023	Cost	Accumulated Depreciation	Property and Equipment, Net
Building	$2,541,214	$(50,694)	2,490,520
Land	262,631	—	262,613
Furniture and fixtures	319,898	(68,891)	251,098
Computer hardware and software	352,573	(227,687)	124,886
Vehicles	305,980	(61,612)	244,368
Total Property and Equipment, Net	$3,782,369	$(408,884)	3,373,485

Year ended December 31, 2022	Cost	Accumulated Depreciation	Property and Equipment, Net
Building	$1,165,063	$(103,169)	1,061,894
Land	199,789	—	199,789
Furniture and fixtures	174,957	(63,272)	111,685
Computer hardware and software	209,106	(159,370)	49,736
Vehicles	470,081	(42,780)	427,301
Construction in progress	2,271,316	—	2,271,316
Total Property and Equipment, Net	$4,490,312	$(368,591)	4,121,721

Investment in Rental Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment, including interest and debt expense, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of the redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over the estimated useful lives of these assets which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Upon the acquisition of real estate, the Company assesses whether the transaction should be accounted for as an asset acquisition or as a business combination. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Acquisitions of real estate generally will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related identified intangible assets).

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

2023 Acquisition

On June 23, 2023, the Company entered into a purchase and sale contract (the “Westport Purchase Agreement”) for $10,600,000 to acquire a commercial office building in Westport, CT (the “Westport Asset”). The transaction was completed on August 31, 2023. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. In addition, the Company recorded a lease liability stemming from below-market rental rates. Total consideration, including capitalized acquisition-related costs, was $10,725,237.

The following table summarizes the allocation for the acquisition:

Amount
Land	$3,956,786
Building	4,935,714
Site improvements	359,249
Tenant improvements	1,182,842
Below market lease intangible	(664,737)
Lease in-place intangible (included in other assets)	568,460
Deferred leasing costs (included in other assets)	386,923
Total	$10,725,237

Building and site improvements are being depreciated using the straight-line method over its estimated useful life of 40 years and 15 years, respectively. Tenant improvements are amortized over the life of the respective lease using the straight-line method. Lease in-place intangible assets, deferred leasing costs and acquired below market leases are amortized on a straight-line basis over the respective life of the lease. For the year ended December 31, 2023, depreciation and amortization related to the asset was approximately $30,800.

Estimated annual amortization of acquired below market lease intangible is as follows:

Years Ending December 31,	Amount
2024	$66,474
2025	66,474
2026	66,474
2027	66,474
2028	66,474
Thereafter	332,367
Total	$664,737

Estimated annual amortization of acquired in-place lease intangible is as follows:

Years Ending December 31,	Amount
2024	$56,846
2025	56,846
2026	56,846
2027	56,846
2028	56,846
Thereafter	284,230
Total	$568,460

Estimated annual amortization of deferred leasing costs is as follows:

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Years Ending December 31,	Amount
2024	$38,692
2025	38,692
2026	38,692
2027	38,692
2028	38,692
Thereafter	193,463
Total	$386,923

In addition, the Westport Purchase Agreement contains a provision requiring the payment of an Additional Purchase Price, as defined, upon the earlier to occur of:

●	The Company closing on any construction financing on the Project, as defined, or
●	Twelve months following receipt of all zoning and other State and municipal permits and approvals necessary to construct certain residential units, as defined.

These payments represent contingent consideration in connection with this acquisition, requiring accrual when the payments are deemed probable and reasonably estimable. The Company notes that neither of these events which would give rise to a payment of Additional Purchase Price is considered probable or estimatable as of the acquisition date and as of December 31, 2023. Accordingly, no accrual for these payments has been made in the consolidated balance sheet. The agreed payment is $75,000 per approved and sold or permitted market rate residential units. As of January 2024, the Company submitted a proposal to the town of Westport for 8 market rate residential units and 2 affordable rate units. Those units were approved in March of 2024, subject to a 30 day appeal period, which extends into April 2024. This indicates the potential payment could be as high as $600,000, as of the date of this filing.

See Note 5 – Investment in Rental Real Estate, Net for further details surrounding the above acquisition as of December 31, 2023.

Real Estate Owned (“REO”)

REO is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. After an REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the property or other market indicators including listing data may signal a decline in the liquidation value. REO is evaluated for recoverability when impairment indicators are identified. Any impairment losses are included in the consolidated statements of comprehensive income.

Impairment of Long-Lived Assets

The Company continually monitors events or changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flows is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Goodwill

Goodwill is not amortized, but rather tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2023 represents the excess of the consideration paid over the fair value of net assets acquired from Urbane New Haven, LLC in October 2022.

In testing goodwill for impairment, the Company adheres to FASB ASC 350, “Intangibles—Goodwill and Other”, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or the Company chooses not to perform the qualitative assessment, then it compares the fair value of that reporting unit with its carrying value, including goodwill.

As of December 31, 2023, and 2022 Goodwill was approximately $0.4 million. As of December 31, 2023, and 2022 there was no impairment to goodwill.

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 8—Line of Credit, Mortgage Payable and Churchill Facility are amortized over the term of the applicable facility using the straight-line method.

Costs incurred by the Company in connection with the public offering of its unsecured, unsubordinated notes, described in Note 9–Notes Payable, are being amortized over the term of the respective Notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than 90 days past due or interest charged at default rates. However, interest income not accrued at December 31, 2023, but collected prior to the issuance of this report is included in income for the year ended December 31, 2023.

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

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. The Company does not expect to incur any corporate federal income tax liability outside of the TRSs, as it believes it has maintained our qualification as a REIT. During the years ended December 31, 2023 and 2022, the Company recognized a provision for federal and state income taxes in the amount of $90,440 and $0, respectively.

The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

FASB ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of December 31, 2023 and 2022.

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

The computation of diluted earnings per common share is based on the weighted average number of participating securities outstanding plus the incremental shares that would be outstanding assuming exercise of the warrants. As of December 31, 2023 the Company had basic and diluted weighted average shares of 44,244,988 outstanding, resulting in basic and diluted earnings per share of $0.27, respectively. As of December 31, 2022, the Company had basic weighted averages shares of 37,741,657 and a weighted average of 7,512 outstanding warrants resulting diluted weighted average shares of 37,749,169. Both basic and diluted earnings per share were $0.46.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (FASB ASC 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the current expected credit loss (“CECL”) model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This update did not have a material effect on the Company’s consolidated financial statements, except for requiring additional disclosure relating to loan modifications to borrowers experiencing financial difficulty.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 was issued to (1) to clarify the guidance in FASB ASC Topic 820, “Fair Value Measurement”, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

restrictions that are measured at fair value in accordance with FASB ASC Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the accounting and disclosure requirements of ASU 2022-03 and plans to adopt this new guidance on January 1, 2024. The Company does not anticipate that this update will have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (FASB ASC Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for the Company beginning with its 2024 annual reporting. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company does not anticipate that this update will have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts included in the December 31, 2022 consolidated financial statements have been reclassified to conform to the December 31, 2023 presentation.

3. Fair Value Measurement

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the fair value of the Company’s assets as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Stocks and ETF’s	$—	$1,755,219	$—	$1,755,219
Mutual funds	16,236,445	—	—	16,236,445
Debt securities	18,945,087	839,281	—	19,784,368
Total investment securities	$35,181,532	$2,594,500	$—	$37,776,032

The following table sets forth by Level, within the fair value hierarchy, the fair value of the Company’s assets as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Stocks and ETF’s	$3,282,659	$1,446,065	$—	$4,728,724
Mutual funds	14,850,839	—	—	14,850,839
Debt securities	3,880,045	1,116,854	—	4,996,899
Total investment securities	$22,013,543	$2,562,919	$—	$24,576,462

Following is a description of the methodologies used for assets measured at fair value:

Stocks and ETFs (Level 1 and 2): Valued at the closing price reported in the active market in which the individual securities are traded.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Pursuant to ASC 326-30-50-4 and 50-5, the Company is required to disclose investment securities that have been in a continuous unrealized loss position for 12 months or more as of the balance sheet date. As of December 31, 2023 and 2022, the Company had continuous unrealized losses over 12 months in Available-For-Sale debt securities (AFS’s) of $808,561 and $530,987, respectively. The Company reviewed several factors to assess the credit quality of the debt instruments including, but not limited to, current cash position, operating cash flow, corporate earnings, and the impending maturity date of said securities, as of the most recently filed financial statements. As such, during the year ended December 31, 2023, the Company has recorded an allowance for credit losses regarding AFS’s debt securities totaling $808,561, which is included in net income on the Company’s consolidated statements of comprehensive income. The remaining available-for-sale debt securities with a fair market value of $35.2 million had an unrealized gain of $315,614 at December 31, 2023.

The following table presents the impact of the Company’s Available-For-Sale (AFS) securities – debt securities on its Other Comprehensive Income (OCI) for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
OCI from AFS securities – debt securities:
Unrealized (losses) on AFS-debt securities at beginning of period	$(561,490)	$(476,016)
Reversal of losses from unrealized to realized	—	310,000
Reclassification of losses from unrealized to provision for credit losses	808,561	—
Unrealized (losses) on securities available-for-sale – debt securities	68,543	(395,474)
Unrealized gain (loss) on investment securities, net	68,543	(85,474)
Balance at end of period	$315,614	$(561,490)

As of December 31, 2023 and 2022, the investment securities cost basis were approximately $40.5 million and $40.0 million, respectively.

4. Mortgages Receivable, net

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023 and 2022, loans on nonaccrual status had an outstanding principal balance of $84,592,411 and $55,691,857, respectively. The nonaccrual loans are inclusive of loans pending foreclosure. For the year ended December 31, 2023 and 2022, $598,109 and $350,861 of interest income was recorded on nonaccrual loans due to payments received, respectively.

For the years ended December 31, 2023 and 2022, the aggregate amounts of loans funded by the Company were $204,884,592 and $300,277,303, respectively, offset by principal repayments of $167,036,071 and $131,840,244, respectively.

As of December 31, 2023, the Company’s mortgage loan portfolio includes loans ranging in size up to approximately $37.4 million with stated interest rates ranging from 5.0% to 15.0%. The default interest rate is generally 18% but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.

As of December 31, 2023 the Company had one borrower representing 10.1% of the outstanding mortgage loan portfolio, or approximately $50.4 million. As of December 31, 2022, no such borrower represented more than 10% of the outstanding loan portfolio.

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

Allowance for credit loss

Allowance for credit losses (“CECL Allowance”) are charged to income in amounts sufficient to maintain an allowance for credit losses inherent in the loans that are established systematically by management as of the reporting date. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. The Company uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the loans, which is supplemented by management’s judgment. Expected losses are estimated for groups of accounts aggregated by geographical location.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

delinquent contractual principal and interest is paid in full or when a portion of the delinquent contractually payments are made and the ongoing required contractual payments have been made for an appropriate period.

In assessing the CECL Allowance, the Company considers historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The Company derived an annual historical loss rate based on its historical loss experience in its portfolio, adjusted to incorporate the risks of construction lending and to reflect the Company’s expectations of the macroeconomic environment.

The following table summarizes the activity in the Mortgages receivable allowance for credit losses from adoption on January 1, 2023 through December 31, 2023:

	Allowance for credit losses				Allowance for credit losses
	as of		Provision for credit losses	Provision	as of
	December 31,	Adoption of ASU	related to	for	December 31,
(dollars in thousands)	2022(1)(1)	2016-13	loans pending foreclosure	credit losses	2023
Geographical Location
New England	$105	$1,302	$4,069	$288	$5,764
West	—	7	—	(7)	—
South	—	402	97	(64)	435
Mid-Atlantic	—	210	892	222	1,324
Total	$105	$1,921	$5,058	$439	$7,523

(1) As of December 31, 2022, amounts represent probable loan loss provisions recorded before the adoption of the ASU 2016-13.

Presented below is the Company’s loan portfolio by geographical location:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Geographical Location
New England	$232,437	46.6%	$225,603	49.0%
West	4,101	0.8%	3,150	0.7%
South	163,409	32.7%	135,857	29.5%
Mid-Atlantic	99,288	19.9%	96,128	20.8%
Total	499,235	100.0%	460,738	100.0%
Less, Allowance for credit losses	(7,523)		(105)
Carrying value, net	$491,712		$460,633

Presented below are the carrying values by property type:

	December 31, 2023		December 31, 2022
	Outstanding	Outstanding
(dollars in thousands)	Principal	% of Portfolio	Principal	% of Portfolio
Property Type
Residential	$246,520	49.4%	$229,944	49.9%
Commercial	186,524	37.4%	154,929	33.6%
Pre-Development Land	35,920	7.2%	46,499	10.1%
Mixed use	30,271	6.0%	29,366	6.4%
Total	499,235	100.0%	460,738	100.0%
Less, Allowance for credit losses	(7,523)		(105)
Carrying value, net	$491,712		$460,633

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following tables allocate the carrying value of the Company’s loan portfolio based on internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	December 31, 2023		Year Originated(1)

	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2023	2022	2021	2020	Prior
Under 500	$6,664	1.3%	$216	$4,900	$—	$—	$1,548
501-550	6,555	1.3%	2,331	1,440	1,864	—	920
551-600	33,723	6.8%	15,019	9,839	6,854	1,127	884
601-650	103,601	20.8%	16,053	26,981	52,073	3,988	4,506
651-700	97,284	19.5%	17,862	40,318	30,203	3,662	5,239
701-750	167,977	33.6%	19,935	51,276	83,946	7,411	5,409
751-800	59,413	11.9%	14,461	15,906	27,027	592	1,427
801-850	24,018	4.8%	865	23,096	—	—	57
Total	499,235	100.0%	$86,742	$173,756	$201,967	$16,780	$19,990
Less, Allowance for credit losses	(7,523)
Carrying value, net	$491,712

(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.

(2)The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

	December 31, 2022		Year Originated(1)
	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2022	2021	2020	2019	Prior
Under 500	$629	0.1%	$—	$—	$185	$235	$209
501-550	4,786	1.0%	—	1,779	87	803	2,117
551-600	15,977	3.5%	3,061	8,256	1,836	1,357	1,467
601-650	40,349	8.8%	21,382	7,474	6,273	1,547	3,673
651-700	84,085	18.3%	33,832	31,342	7,398	5,269	6,244
701-750	174,347	37.8%	65,190	90,524	11,892	5,527	1,214
751-800	125,347	27.2%	68,826	45,038	9,470	1,640	373
801-850	15,218	3.3%	14,554	—	399	—	265
Total	460,738	100.0%	$206,845	$184,413	$37,540	$16,378	$16,562
Less, Allowance for credit losses	(105)
Carrying value, net	$460,633

(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.

(2)The FICO Scores are calculated at the inception of a loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following is the maturities of mortgages receivable as of December 31,2023:

Years Ending December 31, (Dollars in thousands)	Amount
2023 and prior	$123,769
2024	288,534
2025	86,836
Thereafter	96
Total	499,235
Less, Allowance for credit losses	(7,523)
Total	$491,712

At December 31, 2023, of the 311 mortgage loans in the Company’s portfolio, 56 were the subject of foreclosure proceedings. The aggregate outstanding principal balance of these loans and the accrued but unpaid interest and borrower charges, as of December 31, 2023 was approximately $68.1 million. As of December 31, 2023 and 2022, the Company has taken an allowance against loans subject to foreclosure proceedings of approximately $6.2 million and $-0-, respectively.

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

Loan modifications made to borrowers experiencing financial difficulty

In certain situations, the Company may provide loan modifications to borrowers experiencing financial difficulty. These modifications may include term extensions, and adding unpaid interest, charges and taxes to the principal balance intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company generally receives additional collateral as part of extending the terms of the loan for loans experiencing financial difficulty.

The table below presents loan modifications made to borrowers experiencing financial difficulty:

	Year Ended December 31, 2023
		% of Total
		Carrying Value of
(in thousands)	Carrying Value	Loans, net	Financial Effect
Loans modified during the period ended
Term extension	$71,988	14.6%	A weighted average of 17.1 months were added to the life of the loans
Other	$25,492	5.17%	Unpaid interest/taxes/charges added to principal balance

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified in the last 12 months to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

	Year Ended December 31, 2023

(in thousands)	Current	90-119 days past due	120+ days past due	Total
Loans modified during the period ended
Term extension	$71,988	$—	$—	$71,988
Other	$25,492	$—	$—	$25,492

The Company has committed to lend additional amounts totaling approximately $18.7 million to borrowers experiencing financial difficulty.

5. Investment in Rental Real Estate, net

At December 31, 2023, investment in rental real estate, net consisted of the following:

Amount
Land	$3,956,786
Building, net	4,904,866
Site improvements, net	353,262
Tenant improvements	1,182,842
Construction in progress	156,705
Total	$10,554,461

Additionally, the Company leases space to a tenant under an operating lease. The lease provides for the payment of fixed base rent payable monthly in advance and periodic step-ups in rent over the term of the lease and a pass through to tenants their share of increases in real estate taxes and operating expenses over a base year. The lease also provides for free rent and a tenant improvement allowance of approximately $1.8 million.

As of December 31, 2023, future minimum rents under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount
2024	$—
2025	623,953
2026	1,260,385
2027	1,285,592
2028	1,311,304
Thereafter	9,182,983
Total	$13,664,217

6. Real Estate Owned

Property acquired through foreclosure are included on the consolidated balance sheet as real estate owned and further categorized as held for sale or held for rental, described in detail below.

As of December 31, 2023 and 2022, real estate owned totaled $3,461,519 and $5,216,149. During the year ended December 31, 2023, the Company’s real estate owned portfolio recorded an impairment loss of $794,462 compared to an impairment loss of $799,909 in 2022, which is considered a level 3 non-recurring fair market value adjustment.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table presents the Company’s REO as of December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Real estate owned at the beginning of year	$5,216,149	$6,559,010
Principal basis transferred to real estate owned	1,756,125	1,376,733
Charges and building improvements	229,587	126,443
Proceeds from sale of real estate owned	(3,027,275)	(2,090,880)
Impairment loss	(794,462)	(799,909)
Gain on sale of real estate owned	93,869	44,752
Balance at end of year	$3,461,519	$5,216,149

As of December 31, 2023, REO included $800,000 of properties held for rental and $2,661,519 of properties held for sale. As of December 31, 2022, REO included $801,394 of properties for rental and $4,414,755 of properties held for sale.

Properties Held for Sale

During the year ended December 31, 2023, the Company sold seven properties held for sale and recognized an aggregate gain of $87,633. During the year ended December 31, 2022, the Company sold five properties held for sale and recognized an aggregate loss of $44,752.

Properties Held for Rental

As of December 31, 2023, one property, a commercial building, was held for rental. The tenant signed a 5-year lease that commenced on August 1, 2021.

As of December 31, 2023, future minimum rents under this lease were as follows:

Years Ending December 31,	Amount
2024	$53,200
2025	53,200
2026	31,033
Total	$137,433

7. Other Assets

As of December 31, 2023 and December 31, 2022, other assets consists of the following:

	December 31, 2023	December 31, 2022
Prepaid expenses	$511,022	$410,373
Other receivables	1,922,513	3,519,804
Other assets	4,737,064	477,048
Deferred financing costs, net	307,868	54,548
Deferred leasing cost	386,923	—
Leases in place intangible	568,460	—
Goodwill	391,000	391,000
Intangible asset - trade name	130,400	130,400
Total	$8,955,250	$4,983,173

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

8. Line of Credit, Mortgage Payable, and Churchill Facility

Wells Fargo Margin Line of Credit

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The Wells Fargo credit line bears interest at a rate equal to 1.75% below the prime rate (6.77% at December 31, 2023 and 5.75% at December 31, 2022) after certain minor adjustments. As of December 31, 2023 and December 31, 2022 the total outstanding balance on the Wells Fargo credit line was $26,792,330 and $3,587,894 respectively.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

at any time upon 180 days prior notice to the Company. The Company then has an additional 180 days after termination to repurchase all the mortgage loans held by Churchill.

The Company uses the proceeds from the Facility to finance the continued expansion of its lending business and for general corporate purposes. At December 31, 2023, the total amount outstanding under the Facility was $26,461,098. The collateral pledged to Churchill at December 31, 2023 was 14 mortgage loans that in the aggregate had unpaid principal balance of approximately $50.6 million. As of December 31, 2023 the effective rate charged under the Facility was 9.47%. The collateral pledged to Churchill at December 31, 2022 was 32 mortgage loans that in the aggregate had unpaid principal balance of approximately $77.8 million.

Each of the New NHB Mortgage and the Facility contain cross-default provisions.

Line of Credit – Needham Bank

On March 2, 2023, the Company entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, the Company also has the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. As of September 8, 2023, the Needham Credit Facility was increased to $65 million. Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure) and mortgages sold to Churchill under the Facility. The Needham Credit Facility expires March 2, 2026 but the Company has a right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as it is not in default and satisfies certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. The Company may terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires the Company to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%.

The Company uses the proceeds from the Needham Credit Facility to finance the continued expansion of its lending business and for general corporate purposes. At December 31, 2023, the total amount outstanding under the Needham Credit Facility was $35.0 million, and the interest rate was 8.25%.

9. Unsecured Notes Payable

At December 31, 2023, the Company had an aggregate of $282,353,260 of unsecured, unsubordinated notes payable outstanding, net of $6,048,490 of deferred financing costs (collectively, the “Notes”).

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCB,” “SACC,” “SCCC,” “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, the June 2024 Notes, December 2024 Notes, the September 2025, the December 2026 Notes and the March 2027 Notes are callable at any time. The June 2027 Notes will be callable at any time after May 11, 2024, and the September 2027 Notes will be callable at any time after August 23, 2024.

The following are the future principal payments on the notes payable as of December 31, 2023:

Years ending December 31,	Amount
2024	$58,163,000
2025	56,363,750
2026	51,750,000
2027	122,125,000
Total principal payments	288,401,750
Deferred financing costs	(6,048,490)
Total notes payable, net of deferred financing costs	$282,353,260

The estimated amortization of the deferred financing costs as of December 31, 2023 is as follows:

Years ending December 31,	Amount
2024	$2,336,228
2025	1,807,606
2026	1,410,319
2027	494,337
Total deferred costs	$6,048,490

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

10. Accounts Payable and Accrued Liabilities

As of December 31, 2023 and 2022, accounts payable and accrued liabilities include the following:

	December 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$1,330,546	$1,109,789
Allowance for unfunded contractual obligation credit losses	508,600	—
Other notes	—	6,014
Accrued interest	482,389	323,416
Total	$2,321,535	$1,439,219

11. Fee and Other Income

For the years ended December 31, 2023 and 2022, fee and other income consists of the following:

	Year Ended
	December 31,
	2023	2022
Late and other fees	$719,235	$415,728
Processing fees	120,940	194,000
Rental income, net	53,200	65,847
Extension fees	1,235,920	666,036
Construction servicing fees	1,015,148	—
Project fees	562,750	—
Other fees	133,907	316,407
Legal fees	432,210	321,555
Other income	539,319	989,544
Total	$4,812,629	$2,969,117

12. Commitments and Contingencies

Origination, Modification, and Construction Servicing Fees

Loan origination, modification and construction servicing fees generally range from 1%-3% of the original loan principal or the modified loan balance and, generally, are payable at the time the loan is funded or modified. The unamortized portion is recorded as deferred revenue on the balance sheet. At December 31, 2023, deferred revenue was $4,647,302, which will be recorded as income as follows:

Years ending December 31,	Amount
2024	$4,145,890
2025	501,412
Total	$4,647,302

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is generally recognized in full at the time of repayment.

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018, April 2021 and April 2022 to $360,000, $500,000 and $750,000, respectively; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2021, the Company granted 89,928 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. All shares pursuant to this grant were fully vested on January 1, 2024. In April 2022, the Company granted 98,425 restricted common shares (having a fair market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on January 1, 2023 and 2024, and the remaining one-third will vest on January 1, 2025. In February 2023, the Company granted 130,890 restricted common shares (having a fair market value of approximately $506,000) to Mr. Villano. One-third of such shares vested on January 1, 2024 and an additional one-third will vest on each of January 1, 2025 and 2026. As of December 31, 2023, there were 120,068 restricted common shares that remain unvested and $743,885 of future stock compensation expense.

In July 2022, the Company entered into an employment agreement with John E. Warch, the material terms of which are as follows: (i) the employment term commenced on August 1, 2022 and will continue until terminated by either party; (ii) a base salary of $325,000; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; and (vi) payments upon termination of employment or a change in control. In February 2023, the Company granted 8,000 restricted common shares (having a fair market value of approximately $30,000) to Mr. Warch. One-third of such shares vested on February 9, 2023, and an additional one-third were to vest on each of February 9, 2024 and 2025. In connection with the termination of Mr. Warch’s employment effective May 4, 2023, the 5,333 unvested restricted common shares were forfeited to the Company.

Unfunded Commitments

At December 31, 2023, the Company had future funding obligations totaling approximately $97.9 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities.

Other

In the normal course of its business, the Company is named as a party-defendant because it is a mortgagee having interests in real properties that are being foreclosed upon, primarily resulting from unpaid property taxes. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At December 31, 2023, there were three such properties. The unpaid principal balance on the properties that are subject to this proceeding was approximately $0.8 million.

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

On September 11, 2023, the Company entered into a contract to acquire a residential property in Miami, FL. The purchase price for the property is $2,300,000. The Company paid $230,000 upon the execution and delivery of the contract, which amount is refundable if the seller fails to satisfy certain closing conditions or fails to transfer ownership of the property. The balance of the purchase price is due at closing. As of the date of this report, the Company expects the closing to occur during the second quarter of 2024.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

13. Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of December 31, 2023, and 2022, loans to known shareholders totaled $25,551,356 and $23,545,094, respectively. Interest income earned on these loans totaled $2,447,943 and $1,896,834 for the years ended December 31, 2023 and 2022, respectively.

Until the third quarter of 2022, the wife of the Company’s chief executive officer was employed by the Company as its director of finance. For 2023 and 2022, she received compensation of $-0- and $63,168, respectively. She retired in the third quarter of 2022.

In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For 2023 and 2022, she received compensation of $192,346 and $141,652, respectively.

14. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in securities, investments in partnerships, and mortgage loans.

The Company maintains its cash and cash equivalents with various financial institutions. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per depositor.

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

The Company makes loans that are secured by first mortgage liens on real property located primarily in Connecticut (approximately 39.8%), Florida (approximately 25.4%) and New York (approximately 13.8%). This concentration of credit risk may be affected by changes in economic or other conditions of the particular geographic area.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable.

15. Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of December 31, 2023 was 988,785.

During the years ended December 31, 2023 and 2022, the Company granted an aggregate of 196,056 and 163,967 restricted common shares (including CEO granted restricted common shares, see Note 12) under the Plan, respectively. With respect to the

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

restricted common shares granted in 2023, (i) an aggregate of 23,500 shares vested immediately on the date of grant, an additional aggregate of 20,833 shares will vest on each of the first and second anniversaries of the date of grant, (ii) 43,630 shares vested on January 1, 2024, and (iii) 43,630 shares will vest on each of January 1, 2025 and 2026, respectively.

Stock-based compensation for the years ended December 31, 2023 and 2022 was $822,231 and $495,015, respectively. As of December 31, 2023, there were 120,068 restricted common shares that remain unvested and $743,885 of future stock compensation expense.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees who meet the participation criteria are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the years ended December 31, 2023 and 2022, the 401(k) Plan expense was $170,973 and $92,831, respectively and is included under Compensation, fees and taxes in the Consolidated Statements of Comprehensive Income.

16. Equity Offerings

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75,000,000 of its common shares and shares of its Series A Preferred Stock (as defined in Note 19 below) with an aggregate liquidation preference of up to $25,000,000 in an “at-the market” offering, which is ongoing. During the year ended December 31, 2023, the Company sold an aggregate of 126,923 shares of Series A Preferred Stock having an aggregate liquidation preference of $3,173,075 and an aggregate of 5,546,891 common shares, realizing net proceeds of approximately $20.5 million. During the year ended December 31, 2022, the Company did not sell any shares of Series A Preferred Stock and sold an aggregate of 7,879,907 common shares, realizing net proceeds of approximately $39.3 million. At December 31, 2023, approximately $45.4 million of common shares and shares of Series A Preferred Stock having a liquidation preference of $22.4 million were available for future sale under the ongoing “at-the market” offering.

17. Partnership Investments

As of December 31, 2023, the Company had invested an aggregate of approximately $43.0 million in five limited liability companies in which it held non-controlling interests. The Company’s ownership interest in four of the limited liability companies ranges from approximately 7% to 49% and one of the partnerships is owned 100% by the Company. The Company accounts for these investments at cost because the Company does not manage the entities and thus, has no control or have significant influence over the investments. The third-party manager of the investments is a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

The Company’s partnership investments can be categorized into two fund structures, fund investments and direct loan investments. The fund investments primarily include investments in two partnerships that invest in mortgage loans. The direct loan investments are through three partnerships whereby the Company directly invests in the participation of individual loans. Both the fund and direct loan structure primarily invest in mortgage loans to borrowers with a majority of the deals being leveraged by a bank. These loans are primarily two- to three- year collateralized mortgage loans, often with contractual extension options for the borrowers of an additional year. The Company receives quarterly dividends from the partnerships that are composed of a preferred return, return of capital and promote depending on each loan’s waterfall calculation, as defined by the loan agreements. The Company’s interests in the funds are not redeemable at any time, as its investment will be repaid as the underlying loans are repaid. The Company expects to be repaid on its current investments by December 31, 2027.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

For the year ended December 31, 2023 and 2022, the partnerships generated $3,521,721 and $1,809,564, respectively, of income for the Company.

At December 31, 2023, the Company had unfunded partnership commitments totaling approximately $3.9 million.

18. Special Purpose Acquisition Corporation

During the year ended December 31, 2023, the Company expensed its investment in Sachem Acquisition Corp., a special purpose acquisition company as it no longer deemed it a viable investment. The amount was $477,047 and is reflected in general and administrative expenses in the Consolidated Statements of Comprehensive Income.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

20. Subsequent Events

The Company evaluated subsequent events from January 1, 2024 until the financial statements were issued.

On January 10, 2024, the Company paid a dividend of $0.11 per share, or $5,342,160 in the aggregate, to common shareholders of record as of December 29, 2023.

Between January 2, 2024 and January 24, 2024, through its at-the-market offering facility, the Company sold an aggregate of 568,711 Common Shares, realizing gross proceeds of approximately $2.1 million and 79,034 shares of its Series A Preferred Stock having an aggregate liquidation preference of $1,975,850, realizing gross proceeds of $1,587,954 (representing a discount of approximately 20% from the liquidation preference.) There were no sales of capital stock pursuant to the Company’s at -the- market offering facility subsequent to January 24, 2024.

On January 12, 2024, the Company’s tenant in the Westport Asset exercised their option to upsize the lease from approximately 33% to approximately 50% occupancy of the leasable square footage, pursuant to the terms outlined in the original lease agreement.

In January 2024, the Company submitted a proposal to the town of Westport for 8 market rate residential units and 2 affordable rate units. Those units were approved in March of 2024, subject to a 30 day appeal period, which extends into April 2024.

On March 19, 2024, the Company’s Board of Directors authorized a one time bonus of a restricted grant of 111,857 shares to John L. Villano. The fair market value on the date of the grant was approximately $500,000.