Form 10-Q
period 2024-03-31
Sachem Capital Corp.
filed 2024-05-10
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, the Issuer had a total of 47,446,051 common shares, $0.001 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, some of which are described in our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$18,413,401	$12,598,256
Investment securities (at fair value)	38,432,752	37,776,032
Mortgages receivable	490,743,670	499,235,371
Less: Allowance for credit losses	(8,053,252)	(7,523,160)
Mortgages receivable, net of allowance for credit losses	482,690,418	491,712,211
Investments in rental real estate, net	11,266,309	10,554,461
Interest and fees receivable, net	8,083,432	8,474,820
Due from borrowers, net	5,241,976	5,596,883
Real estate owned	3,703,519	3,461,519
Investments in partnerships	46,221,719	43,035,895
Property and equipment, net	3,330,653	3,373,485
Other assets	9,143,300	8,955,250
Total assets	$626,527,479	$625,538,812

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $5,443,237 and $6,048,490, respectively)	$282,958,513	$282,353,260
Repurchase facility	25,860,601	26,461,098
Mortgage payable	1,061,720	1,081,303
Lines of credit	62,251,343	61,792,330
Accrued dividends payable	—	5,144,203
Accounts payable and accrued liabilities	2,754,348	2,321,535
Advances from borrowers	9,176,571	10,998,351
Below market lease intangible	664,737	664,737
Deferred revenue	4,356,605	4,647,302
Total liabilities	$389,084,438	$395,464,119

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $0.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 2,108,957 and 2,029,923 shares of Series A Preferred Stock issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$2,109	$2,030
Common shares - $0.001 par value; 200,000,000 shares authorized; 47,446,051 and 46,765,483 issued and outstanding at March 31, 2024 and December 31, 2023	47,446	46,765
Paid-in capital	253,669,954	249,825,780
Accumulated other comprehensive income	190,329	315,614
Accumulated deficit	(16,466,797)	(20,115,496)
Total shareholders’ equity	237,443,041	230,074,693
Total liabilities and shareholders’ equity	$626,527,479	$625,538,812

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Interest income from loans	$12,641,444	$10,983,326
Investment gain, net	527,824	274,796
Income from partnership investments	1,195,300	549,723
Origination and modification fees, net	1,461,966	1,475,920
Fee and other income	1,189,241	707,605
Unrealized gain on equity securities	185,181	716,389
Total revenue	17,200,956	14,707,759

Operating costs and expenses:
Interest and amortization of deferred financing costs	7,469,442	6,872,967
Compensation, fees and taxes	1,943,197	1,779,318
General and administrative expenses	1,238,574	898,115
Other expenses	556,640	83,722
(Gain) Loss on sale of real estate and property and equipment, net	10,854	(148,100)
Provision for credit losses related to loans	1,312,024	101,515
Total operating costs and expenses	12,530,731	9,587,537
Net income	4,670,225	5,120,222
Preferred stock dividend	(1,021,526)	(924,762)
Net income attributable to common shareholders	3,648,699	4,195,460

Other comprehensive income (loss)
Unrealized (loss) gain on debt securities	(125,285)	91,637
Total comprehensive income	$3,523,414	$4,287,097
Basic and diluted net income per common share outstanding:
Basic	$0.08	$0.10
Diluted	$0.08	$0.10
Weighted average number of common shares outstanding:
Basic	47,326,384	42,792,509
Diluted	47,326,384	42,792,509

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
						Accumulated
					Additional	Other
	Preferred Stock		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Totals
Balance, January 1, 2024	2,029,923	$2,030	46,765,483	$46,765	$249,825,780	$315,614	$(20,115,496)	$230,074,693

Issuance of Series A Preferred Stock, net of expenses	79,034	79	—	—	1,556,103	—	—	1,556,182

Issuance of Common Shares, net of expenses	—	—	568,711	569	2,049,471	—	—	2,050,040

Stock-based compensation	—	—	111,857	112	238,600	—	—	238,712

Unrealized loss on debt securities	—	—	—	—	—	(125,285)	—	(125,285)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(1,021,526)	(1,021,526)

Net income	—	—	—	—	—	—	4,670,225	4,670,225
Balance, March 31, 2024	2,108,957	$2,109	47,446,051	$47,446	$253,669,954	$190,329	$(16,466,797)	$237,443,041

	FOR THE THREE MONTHS ENDED MARCH 31, 2023
						Accumulated
					Additional	Other
	Preferred Stock		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2023	1,903,000	$1,903	41,093,536	$41,094	$226,220,990	$(561,490)	$(7,995,143)	$217,707,354

Cumulative effect of adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	(2,489,574)	(2,489,574)

Issuance of Series A Preferred Stock, net of expenses	6,187	6	—	—	136,699	—	—	136,705

Issuance of Common Shares, net of expenses	—	—	2,479,798	2,480	9,178,678	—	—	9,181,158

Stock-based compensation	—	—	183,390	183	173,132	—	—	173,315

Unrealized gain on debt securities	—	—	—	—	—	91,637	—	91,637

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(924,762)	(924,762)

Net income	—	—	—	—	—	—	5,120,222	5,120,222
Balance, March 31, 2023	1,909,187	$1,909	43,756,724	$43,757	$235,709,499	$(469,853)	$(6,289,257)	$228,996,055

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,670,225	$5,120,222
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	623,788	600,215
Depreciation expense	94,174	40,132
Stock-based compensation	238,712	173,315
Provision for credit losses related to loans	1,312,024	101,515
Loss (Gain) on sale of real estate and equipment, net	10,854	(148,100)
Unrealized gain on equity securities	(185,181)	(716,389)
Gain on sale of investment securities	—	(275,879)
Changes in operating assets and liabilities:
Interest and fees receivable, net	391,388	(366,191)
Other assets	(221,845)	(489,696)
Due from borrowers, net	(1,037,945)	(783,302)
Accounts payable and accrued liabilities	432,813	10,483
Deferred revenue	(290,697)	320,608
Advances from borrowers	(1,821,780)	1,422,458
Total adjustments	(453,695)	(110,831)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,216,530	5,009,391

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(7,725,283)	(13,971,218)
Proceeds from the sale of investment securities	7,128,459	3,780,522
Purchase of interests in investment partnerships, net	(3,185,824)	(4,491,054)
Proceeds from sale of real estate owned	121,146	515,136
Acquisitions of and improvements to real estate owned, net	—	(103,136)
Purchases of property and equipment	(14,505)	(710,883)
Purchases of rental real estate	(748,685)	—
Principal disbursements for mortgages receivable	(42,654,300)	(58,883,824)
Principal collections on mortgages receivable	51,398,181	39,884,300
Other assets – pre-offering costs	—	25,111
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,319,189	(33,955,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from lines of credit	459,013	10,086,036
Net proceeds from (repayment of) repurchase facility	(600,497)	11,522,349
Proceeds from (repayment of) mortgage	(19,583)	910,000
Accounts payable and accrued liabilities – principal payments on other notes	—	(4,252)
Dividends paid on common shares	(5,144,203)	(5,342,160)
Dividends paid on Series A Preferred Stock	(1,021,526)	(924,762)
Proceeds from issuance of common shares, net of expenses	2,050,040	9,181,158
Proceeds from issuance of Series A Preferred Stock, net of expenses	1,556,182	136,705
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,720,574)	25,565,074

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,815,145	(3,380,581)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	12,598,256	23,713,097

CASH AND CASH EQUIVALENTS – END OF PERIOD	$18,413,401	$20,332,516

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$6,851,147	$6,191,398

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING ACTIVITIES:

Real estate acquired in connection with the foreclosure of certain mortgages during the three months ended March 31, 2024 and 2023 was $374,000 and $1,186,663, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

1.    The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company operates its business as one segment. The Company offers short-term (i.e., one to three years), secured, non-bank loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants of residential real estate. The Company’s primary underwriting criteria is a conservative loan-to-value (“LTV”) ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.

2.    Significant Accounting Policies

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements (“the consolidated financial statements”) of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results to be attained in the entire fiscal year, or for any subsequent period.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates.

The consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Investment Securities

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, management may employ a systematic methodology that considers available quantitative and qualitative evidence. In addition, management may consider specific adverse conditions related to the financial health of, and business outlook for, the issuer of the debt security. If the Company plans to

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

sell the security or it is more likely than not that it will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in net income and a new cost basis in the investment is established. If market, industry, and/or business and/or financial conditions relating to the issuer deteriorate, the Company may incur future losses and/or impairments.

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Management performs a qualitative assessment on a periodic basis and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than carrying value. Changes in value are recorded in net income.

Allowance for Current Expected Credit Losses

The Company adopted the current expected credit loss (“CECL”) standard effective January 1, 2023 in accordance with ASU No. 2016-13. The initial CECL allowance (”Allowance for credit losses”) adjustment of $2,489,574 was recorded effective January 1, 2023 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on the consolidated statements of shareholders’ equity; however, subsequent changes to the CECL allowance will be recognized in the consolidated statements of comprehensive income in “Provision for credit losses related to loans”.

The Company records an allowance for credit losses in accordance with the CECL standard on the Company’s loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology, known as the “static pool methodology”, replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. As allowed under the CECL standard used by the Company, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The amount of loans in pending/pre-foreclosure as of March 31, 2024 and December 31, 2023 was approximately $72.9 million and $68.1 million, respectively. As of March 31, 2024 and December 31, 2023, the Company has taken reserves against loans subject to foreclosure of approximately $7.3 million and $6.2 million, respectively, which is included in “Allowance for credit losses” on the accompanying balance sheets.

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

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loans based on evaluating historical credit loss experience and to make adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The Allowance for credit losses related to the principal outstanding is presented within “Mortgages receivable, net” and for unfunded commitments is within accounts payable and accrued liabilities in the Company’s consolidated balance sheets. The Allowance for credit losses related to the late payment fees are presented in “Interest and fees receivable, net”, and “Due from borrowers, net” in the Company’s consolidated balance sheets. Lastly, the allowance related to unfunded commitments for construction loans is presented in “Accounts payable and accrued liabilities” in the Company’s consolidated balance sheets.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

The below table represents the financial statement line items that are impacted by the Allowance for credit losses:

		Provision for credit
	Balance as of December 31, 2023	losses related to loans	Balance as of March 31, 2024
Mortgages receivable	$7,523,160	$530,092	$8,053,252
Interest receivable	901,957	207,846	1,109,803
Due from borrower	352,459	542,345	894,804
Unfunded commitments	508,600	31,741	540,341
Total Allowance for credit losses	$9,286,176	$1,312,024	$10,598,200

As of March 31, 2024 and December 31, 2023 the Company had an allowance for credit losses on debt securities of approximately $0.8 million for each year, which is presented in “Investment securities (at fair value)” on the Company’s consolidated balance sheets. As of March 31, 2024 and 2023, fair market value of these securities was $821,052 and $1,130,518, respectively. The cost basis of these securities were $1,647,841.

Fair Value Measurements

The framework for measuring fair value provides a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 are described as follows:

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

Property and Equipment

Land and building acquired in 2021 to serve as the Company’s corporate headquarters is stated at cost. Renovation of the building was completed in the first quarter of 2023 and the Company relocated its operations to the new building in March 2023. The building is being depreciated using the straight – line method over its estimated useful life of 40 years. The new building was placed in service during the three months ended March of 2023.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

The following tables represent the Company’s Property and Equipment, Net as of March 31, 2024 and December 31, 2023:

March 31, 2024	Cost	Accumulated Depreciation	Property and Equipment, Net
Building	$2,541,214	$(62,756)	$2,478,458
Land	255,013	—	255,013
Furniture and fixtures	280,889	(80,051)	200,838
Computer hardware and software	284,578	(211,029)	73,549
Vehicles	435,180	(112,385)	322,795
Total property and equipment, net	$3,796,874	$(466,221)	$3,330,653

December 31, 2023 (Audited)	Cost	Accumulated Depreciation	Property and Equipment, Net
Building	$2,541,214	$(50,694)	$2,490,520
Land	262,631	—	262,613
Furniture and fixtures	319,898	(68,891)	251,098
Computer hardware and software	352,573	(227,687)	124,886
Vehicles	305,980	(61,612)	244,368
Total property and equipment, net	$3,782,369	$(408,884)	$3,373,485

Investment in Rental Real Estate

Real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment, including interest and debt expense, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of the redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over the estimated useful lives of these assets which range from 7 to 40 years. Tenant allowances are amortized on a straight-line basis over the shorter of the lives of the related leases, or the useful lives of the assets.

Upon the acquisition of real estate, the Company assesses whether the transaction should be accounted for as an asset acquisition or as a business combination. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Acquisitions of real estate generally will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related identified intangible assets).

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

On June 23, 2023, the Company entered into a purchase and sale contract (the “Westport Purchase Agreement”) to acquire a commercial office building in Westport, CT (the “Westport Asset”) for $10,600,000. The transaction was completed on August 31,

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

2023. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. In addition, the Company recorded a lease liability stemming from below-market rental rates. Total consideration, including capitalized acquisition-related costs, was $10,725,237.

See Note 5 – Investment in Rental Real Estate, net for further details surrounding the above acquisition as of March 31, 2024.

Real Estate Owned (“REO”)

REO acquired through foreclosure is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. After an REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the property or other market indicators including listing data may signal a decline in the liquidation value. REO is evaluated for recoverability when impairment indicators are identified. Any impairment losses are included in the consolidated statements of comprehensive income.

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

Goodwill

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at March 31, 2024 represents the excess of the consideration paid over the fair value of net assets acquired from Urbane New Haven, LLC in October 2022.

In testing goodwill for impairment, the Company adheres to ASC Topic 350, “Intangibles—Goodwill and Other”, which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or the Company chooses not to perform the qualitative assessment, then it compares the fair value of that reporting unit with its carrying value, including goodwill.

As of March 31, 2024 and 2023, goodwill was approximately $0.4 million, which is presented in other assets on the Company’s consolidated balance sheets. There was no impairment to goodwill during the three months ended March 31, 2024 and 2023.

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 8-Lines of Credit, Mortgage Payable Churchill Facility are amortized over the term of the applicable facility using the straight-line method.

Costs incurred by the Company in connection with the issuance of unsecured, unsubordinated notes, described in Note 9 – Unsecured Notes Payable, are being amortized over the term of the respective unsecured, unsubordinated notes.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than 90 days past due or interest charged at default rates. However, interest income not accrued at March 31, 2024 but collected prior to the issuance of this report is included in income for the three-month period ended March 31, 2024.

Origination and modification fee revenue, generally 1% – 3% of either the original loan principal or the modified loan balance, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC Topic 310.

Income Taxes

The Company believes it qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and operates accordingly. It made the election to be taxed as a REIT on its 2017 Federal income tax return. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distribution requirements applicable to REITs and the diversity of ownership of its outstanding capital stock. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification. Other than taxes incurred by TRSs (see below), the Company does not expect to incur any corporate federal income tax liability outside of the TRSs, as it believes it has maintained its qualification as a REIT.

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. During the three months ended March 31, 2024, the Company’s TRSs recognized provisions for federal and state income tax of $190,025, which is represented in other expenses on the Company’s consolidated statements of comprehensive income. During the three months ended March 31, 2023, there were no recognized provisions for federal income tax nor state tax.

The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of March 31, 2024 and 2023.

Earnings Per Share

Basic and diluted earnings per share are calculated in accordance with ASC Topic 260 — “Earnings Per Share.” Under ASC Topic 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings per common share for each period is the reported net income.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

As of March 31, 2024, the Company had basic and diluted weighted average shares of 47,326,384 outstanding, resulting in basic and diluted earnings per share of $0.08, respectively. As of March 31, 2023, the Company had basic weighted averages shares of 42,792,509 outstanding resulting in basic and diluted earnings per share were $0.10.

Recent Accounting Pronouncements

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

Reclassifications

Certain amounts included in the March 31, 2024 and December 31, 2023 consolidated financial statements have been reclassified to conform to the March 31, 2024 presentation.

3.    Fair Value Measurement

The fair value measurement level within the fair value hierarchy of an asset or liability is based on the lowest level of any input that is significant to the fair market value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of March 31, 2024:

	Level 1	Level 2	Total
Stocks and ETFs	$—	$1,942,897	$1,942,897
Mutual funds	16,461,721	—	16,461,721
Debt securities	19,207,082	821,052	20,028,134
Total investment securities	$35,668,803	$2,763,949	$38,432,752

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2023 (Audited):

	Level 1	Level 2	Total
Stocks and ETF’s	$—	$1,755,219	$1,755,219
Mutual funds	16,236,445	—	16,236,445
Debt securities	18,945,087	839,281	19,784,368
Total investment securities	$35,181,532	$2,594,500	$37,776,032

Following is a description of the methodologies used for assets measured at fair value:

Stocks and ETFs (Levels 1 and 2): Valued at the closing price reported in the active market in which the individual securities are traded.

Mutual funds (Levels 1 and 2): Valued at the daily closing price reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the U.S. Securities and Exchange Commission. These funds are required to publish their daily net asset values and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

Debt securities: Valued at the closing price reported in the active market in which the individual securities are traded.

Impact of Fair Value of Available-for-sale Securities on Other Comprehensive Income

The carrying value of the Company’s financial instruments approximates fair value generally due to the relative short-term nature of such instruments. Other financial assets and financial liabilities have fair value that approximate their carrying value.

Pursuant to ASC 326-30-50-4 and 50-5 the Company is required to disclose investment securities that have been in a continuous unrealized loss position for 12 months or more as of the balance sheet date. As of March 31, 2024 and December 31, 2023, the Company had a continuous unrealized losses over 12 months in Available-For-Sale (“AFS”) debt securities of approximately $826,789 and approximately $808,561, respectively. The Company reviewed a number of factors to assess the credit quality of the debt instruments including, but not limited to, current cash position, operating cash flow, and corporate earnings and the impending maturity date of said securities, as of the most recently filed financial statements. As such, at March 31, 2024 and December 31, 2023, the Company has an allowance for credit losses regarding AFS debt securities totaling approximately $0.8 million, of which is included in investment securities (at fair value) on the accompanying consolidated balance sheets. There was no such related provision of credit losses for the three-month periods ended March 31, 2024 and 2023. The remaining AFS debt securities with a fair value of $19.2 million had an unrealized gain of $190,328 at March 31, 2024.

The following table presents the impact of the Company’s AFS securities - debt securities on its Other Comprehensive Income (“OCI”) for the three months ended March 31, 2024:

	Three Months Ended
	March 31,
	2024	2023
OCI from AFS securities – debt securities:
Unrealized (losses) on debt securities at beginning of period	$315,614	$(561,490)
Reversal of losses from unrealized to realized	212,097	—
Unrealized (losses) gain on debt securities	(337,382)	91,637
Change in OCI from AFS debt securities	(125,285)	91,637
Balance at end of period	$190,329	$(469,853)

As of March 31, 2024 and 2023, the investment securities cost basis were approximately $41.1 million and $38.6 million, respectively.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

4.    Mortgages Receivable, net

The Company offers secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the Northeastern United States and Florida. The Company’s lending standards typically require that the original principal amount of all mortgage receivable notes be secured by first mortgage liens on one or more properties owned by the borrower or related parties and that the maximum LTV be no greater than 70% of the appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. The Company considers the maximum LTV as an indicator for the credit quality of a mortgage note receivable. In the case of properties undergoing renovation, the LTV ratio is calculated based on the estimated fair market value of the property after the renovations have been completed. However, the Company makes exceptions to this guideline if the facts and circumstances support the incremental risk. These factors include the additional collateral provided by the borrower, the credit profile of the borrower, the Company’s previous relationship, if any, with the borrower, the nature of the property, the geographic market in which the property is located and any other information the Company deems appropriate.

The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

As of March 31, 2024 and December 31, 2023, loans on nonaccrual status had an outstanding principal balance of approximately $85.7 million and approximately $84.6 million, respectively. The nonaccrual loans are inclusive of loans pending foreclosure. For the three months ended March 31, 2024 and 2023, approximately $0.3 million and approximately $0.6 million of interest income was recorded on nonaccrual loans due to payments received, respectively.

For the three months ended March 31, 2024 and 2023, the aggregate amounts of loans funded by the Company were approximately $42.7 million and approximately $58.9 million, respectively, offset by principal repayments of approximately $51.4 million and approximately $39.9 million, respectively.

As of March 31, 2024, the Company’s mortgage loan portfolio includes loans ranging in size up to approximately $38.1 million with stated interest rates ranging from 5.0% to 15.0%, compared to loans ranging in size of up to approximately $29.9 million with stated interest rates ranging from 5.0% to 14.2% for the period ended March 31, 2023. The default interest rate is generally 18%, but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.

As of March 31, 2024, and December 31, 2023, the Company had one borrower representing 10.8% and 10.1% of the outstanding mortgage loan portfolio, or approximately $53.2 million and approximately $50.4 million, respectively.

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

The Company’s estimate of expected credit losses includes a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. The

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

Company reviews charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to Allowance for credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the Allowance for credit losses. The Company’s charge-off policy is determined by a review of each delinquent loan. The Company has an accounting policy to not place loans on nonaccrual status unless they are more than 90 days delinquent. Accrual of interest income is generally resumed when the delinquent contractual principal and interest is paid in full or when a portion of the delinquent contractually payments are made and the ongoing required contractual payments have been made for an appropriate period.

In assessing the Allowance for credit losses, the Company considers historical loss experience, current conditions, and a reasonable and supportable forecast of the macroeconomic environment. The Company derived an annual historical loss rate based on its historical loss experience in its portfolio, adjusted to incorporate the risks of construction lending, other specific circumstances, and to reflect the Company’s expectations of the macroeconomic environment.

The following table summarizes the activity in the mortgages receivable Allowance for credit losses from December 31, 2023 through March 31, 2024:

			Allowance for credit losses
	Allowance for credit losses as of	Provision for credit losses	as of March 31,
(dollars in thousands)	December 31, 2023 (Audited)	related to loans	2024
Geographical Location
New England	$5,764	$350	$6,114
Mid-Atlantic	1,324	182	1,506
South	435	(2)	433
West	—	—	—
Total	$7,523	$530	$8,053

Presented below is the Company’s loan portfolio by geographical location:

	March 31, 2024		December 31, 2023 (Audited)
(dollars in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Geographical Location
New England	$231,026	47.1%	$232,437	46.6%
Mid-Atlantic	90,678	18.5%	99,288	19.9%
South	164,938	33.6%	163,409	32.7%
West	4,101	0.8%	4,101	0.8%
Total	490,743	100.0%	499,235	100.0%
Less: Allowance for credit losses	(8,053)		(7,523)
Carrying value, net	$482,690		$491,712

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

Presented below are the carrying values by property type:

	March 31, 2024		December 31, 2023 (Audited)
	Outstanding		Outstanding
(dollars in thousands)	Principal	% of Portfolio	Principal	% of Portfolio
Property Type
Residential	$243,965	49.7%	$246,520	49.4%
Commercial	179,122	36.5%	186,524	37.4%
Pre-Development Land	37,210	7.6%	35,920	7.2%
Mixed use	30,446	6.2%	30,271	6.0%
Total	490,743	100.0%	499,235	100.0%
Less: Allowance for credit losses	(8,053)		(7,523)
Carrying value, net	$482,690		$491,712

The following tables allocate the carrying value of the Company’s loan portfolio based on internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	March 31, 2024		Year Originated(1)
	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2024	2023	2022	2021	Prior
Under 500	$403	0.1%	$—	$—	$—	$—	$403
501-550	3,698	0.8%	—	—	—	1,436	2,262
551-600	8,384	1.7%	—	290	2,629	3,716	1,749
601-650	33,989	6.9%	1,138	5,545	4,053	11,955	11,298
651-700	77,436	15.8%	—	15,318	17,150	35,907	9,060
701-750	194,305	39.6%	1,221	33,185	51,574	103,892	4,433
751-800	151,520	30.9%	14,161	38,227	52,777	44,870	1,485
801-850	21,008	4.3%	1,536	77	19,220	—	176
Total	490,743	100.0%	$18,056	$92,642	$147,403	$201,776	$30,866
Less: Allowance for credit losses	(8,053)
Carrying value, net	$482,690
(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

	December 31, 2023 (Audited)		Year Originated(1)
	Carrying	% of
FICO Score (2) (dollars in thousands)	Value	Portfolio	2023	2022	2021	2020	Prior
Under 500	$1,764	1.3%	$216	$—	$—	$—	$1,548
501-550	6,555	1.3%	2,331	1,440	1,864	—	920
551-600	33,723	6.8%	15,019	9,839	6,854	1,127	884
601-650	103,601	20.8%	16,053	26,981	52,073	3,988	4,506
651-700	97,284	19.5%	17,862	40,318	30,203	3,662	5,239
701-750	167,977	33.6%	19,935	51,276	83,946	7,411	5,409
751-800	64,313	11.9%	14,461	20,806	27,027	592	1,427
801-850	24,018	4.8%	865	23,096	—	—	57
Total	499,235	100.0%	$86,742	$173,756	$201,967	$16,780	$19,990
Less: Allowance for credit losses	(7,523)
Carrying value, net	$491,712
(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

The following table sets forth the maturities of mortgages receivable as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023 (Audited)

	(Dollars in thousands)
2024 and prior	$346,167	$412,303
2025	126,654	86,836
2026	17,829	—
Thereafter	93	96
Total	490,743	499,235
Less: Allowance for credit losses	(8,053)	(7,523)
Total	$482,690	$491,712

At March 31, 2024, of the 273 mortgage loans included in the Company’s loan portfolio, 72, or approximately 26.4%, representing approximately $140.7 million of mortgage receivables have matured but have not been repaid in full or extended. The 72 aforementioned loans are inclusive of loans in pending/pre-foreclosure status. These loans are in the process of modification and will be extended if the borrower can satisfy the Company’s underwriting criteria, including the proper LTV ratio, at the time of renewal. The Company treats renewals and extensions of existing loans as new loans.

At December 31, 2023, of the 311 mortgage loans in the Company’s portfolio, 89, or approximately 28.6%, representing approximately $123.8 million of mortgage receivables, had matured in 2023 but were not repaid in full or extended.

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

The table below presents loan modifications made to borrowers experiencing financial difficulty:

	Three Months Ended March 31, 2024
		% of Total Carrying Value of
(in thousands)	Carrying Value	Loans, net	Financial Effect
Loans modified during the period ended
Term extension	$45,206	9.2%	A weighted average of 8.5 months were added to the life of the loans
Other	$16,848	3.4%	Unpaid interest/taxes/charges added to principal balance

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified in the last three months to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

	Three Months Ended March 31, 2024

(in thousands)	Current	90-119 days past due	120+ days past due	Total
Loans modified during the period ended
Term extension	$45,206	$—	$—	$45,206
Other	$16,848	$—	$—	$16,848

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Three Months Ended March 31, 2023
		% of Total
		Carrying
		Value of
(in thousands)	Carrying Value	Loans, net	Financial Effect
Loans modified during the period ended
Term extension	$17,250	3.6%	A weighted average of 8.5 months were added to the life of the loans
Other	$1,565	0.3%	Unpaid interest/taxes/charges added to principal balance

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified in the last three months to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

	Three Months Ended March 31, 2023

(in thousands)	Current	90-119 days past due	120+ days past due	Total
Loans modified during the period ended
Term extension	$17,250	$—	$—	$17,250
Other	$1,565	$—	$—	$1,565

As of March 31, 2024 and 2023, the Company has committed to lend additional amounts totaling approximately $26.1 million and approximately $24.0 million to borrowers experiencing financial difficulty, respectively.

5. Investment in Rental Real Estate, net

As of March 31, 2024 and December 31, 2023, investment in rental real estate, net consist of the following:

Three months ended March 31, 2024	Cost	Accumulated Depreciation	Investment in Rental Real Estate, Net
Land	$4,556,786	$—	$4,556,786
Building	4,976,234	(61,698)	4,914,536
Site improvements	359,249	(11,975)	347,274
Tenant improvements	1,182,842	—	1,182,842
Construction in progress	264,871	—	264,871
Total	$11,339,982	$(73,673)	$11,266,309

Year ended December 31, 2023 (Audited)	Cost	Accumulated Depreciation	Investment in Rental Real Estate, Net
Land	$3,956,786	$—	$3,956,786
Building	4,935,715	(30,849)	4,904,866
Site improvements	359,249	(5,987)	353,262
Tenant improvements	1,182,842	—	1,182,843
Construction in progress	156,705	—	156,705
Total	$10,591,297	$(36,836)	$10,554,461

Building and site improvements are being depreciated using the straight-line method over its estimated useful life of 40 years and 15 years, respectively. Tenant improvements are amortized over the life of the respective lease using the straight-line method. Lease in-place intangible assets, deferred leasing costs and acquired below-market leases are amortized on a straight-line basis over the respective life of the lease. For the three months ended March 31, 2024, depreciation and amortization related to the asset was $73,673. Tenant improvements and other intangibles associated with the tenant are not being amortized until the commencement of the lease which is not until 2025.

Additionally, the Company leases space to a tenant under an operating lease. The lease provides for the payment of fixed base rent payable monthly in advance and periodic step-ups in rent over the term of the lease and a pass through to tenants their share of increases in real estate taxes and operating expenses over a base year. The lease also provides for free rent and a tenant

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

improvement allowance of approximately $2.7 million. The rent concession period, or beginning of the lease term, begins January 2025 with a rent abatement period of 425 days.

As of March 31, 2024, future minimum rents under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount
2024 (9 months)	$—
2025	—
2026	1,039,922
2027	1,268,704
2028	1,294,078
Thereafter	10,061,513
Total	$13,664,217

Estimated annual amortization of acquired below-market lease intangible is as follows:

Years Ending December 31,	Amount
2024 (9 months)	$—
2025	66,474
2026	66,474
2027	66,474
2028	66,474
Thereafter	398,841
Total	$664,737

Estimated annual amortization of acquired in-place lease intangible is as follows:

Years Ending December 31,	Amount
2024 (9 months)	$—
2025	56,846
2026	56,846
2027	56,846
2028	56,846
Thereafter	341,076
Total	$568,460

Estimated annual amortization of deferred leasing costs is as follows:

Years Ending December 31,	Amount
2024 (9 months)	$—
2025	38,692
2026	38,692
2027	38,692
2028	38,692
Thereafter	232,155
Total	$386,923

In addition, the Westport Purchase Agreement contains a provision requiring the payment of an Additional Purchase Price, as defined, upon the earlier to occur of:

●	The Company closing on any construction financing on the Project, as defined, or

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

●	Twelve months following receipt of all zoning and other State and municipal permits and approvals necessary to construct certain residential units, as defined.

These payments represent contingent consideration in connection with this acquisition, requiring accrual when the payments are deemed probable and reasonably estimable. In January 2024, the Company submitted a proposal to the town of Westport for eight market rate residential units and two affordable rate units. Those units were approved in March of 2024, subject to a 30 day appeal period. In April 2024, the 30 day appeal period for the Westport Asset land approval expired, and the Company deemed these events which would give rise to a payment of Additional Purchase Price allocated to land to be considered probable. Accordingly, the agreed payment of $75,000 per approved and sold or permitted market rate residential units has been recognized. The expected payment, of which is $600,000, has been accrued as of March 31, 2024.

6.    Real Estate Owned (REO)

Property acquired through foreclosure are included on the consolidated balance sheet as real estate owned and further categorized as held for sale or held for rental, described in detail below.

As of March 31, 2024 and December 31, 2023, REO totaled $3,703,519 and $3,461,519, respectively. The Company recorded no impairment losses during the three months ended March 31, 2024 and 2023.

The following table presents the Company’s REO as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023 (Audited)
Real estate owned at the beginning of year	$3,461,519	$5,216,149
Principal basis transferred to real estate owned	374,000	1,756,125
Charges and building improvements	—	229,587
Proceeds from sale of real estate owned	(121,146)	(3,039,749)
Impairment loss	—	(794,462)
Gain (loss) on sale of real estate owned	(10,854)	93,869
Balance at end of year	$3,703,519	$3,461,519

As of March 31, 2024, REO included $800,000 of real estate held for rental and $2,903,519 of real estate held for sale. As of December 31, 2023, REO included $800,000 of real estate held for rental and $2,661,519 of real estate held for sale.

Properties Held for Sale

During the three months ended March 31, 2024, the Company sold one property held for sale and recognized an aggregate loss of $10,854. During the three months ended March 31, 2023, the Company sold two properties held for sale and recognized an aggregate loss of $148,100.

Properties Held for Rental

As of March 31, 2024, one property, a commercial building, was held for rental. The tenant signed a five-year lease that commenced on August 1, 2021.

As of March 31, 2024, future minimum rents under this lease were as follows:

Years Ending December 31,	Amount
2024 (9 months)	$39,900
2025	53,200
2026	31,033
Total	$124,133

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

7.   Other Assets

As of March 31, 2024 and December 31, 2023, other assets consists of the following:

	March 31, 2024	December 31, 2023 (Audited)
Prepaid expenses	$429,041	$511,022
Other receivables	1,390,501	1,922,512
Other assets	235,290	229,074
Notes receivable	5,337,612	4,507,991
Deferred financing costs, net	274,073	307,868
Deferred leasing cost	386,923	386,923
Leases in place intangible	568,460	568,460
Goodwill	391,000	391,000
Intangible asset – trade name	130,400	130,400
Total	$9,143,300	$8,955,250

8.    Lines of Credit, Mortgage Payable and Churchill Facility

Line of Credit – Wells Fargo

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (7.01% at March 31, 2024 and 6.77% at December 31, 2023). As of March 31, 2024 and December 31, 2023, the total outstanding balance on the Wells Fargo credit line was approximately $27.3 million and approximately $26.8 million, respectively.

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

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

At March 31, 2024, the total amount outstanding under the Needham Credit Facility was $35.0 million, and the interest rate was 8.25%.

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

On February 28, 2023, the Company refinanced the NHB Mortgage with a new adjustable-rate mortgage loan from New Haven Bank (the “New NHB Mortgage”) in the original principal amount of $1,660,000. The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. Over the next five years, the Company is scheduled to make principal payments ranging from approximately $47,000 to approximately $59,000 annually, with the remaining balance due thereafter. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Churchill Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other factors. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR (which replaced the 90-day LIBOR) plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time.

The Churchill Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements. Under one such covenant, the Company (A) is prohibited from (i) paying any dividends or making distributions in excess of 90% of its taxable income, (ii) incurring any indebtedness or (iii) purchasing any of its capital stock, unless, it has an asset coverage ratio of at least 150%; and (B) must maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of its repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to the Company. The Company then has an additional 180 days after termination to repurchase all the mortgage loans held by Churchill.

The Company uses the proceeds from the Churchill Facility to finance the continued expansion of its lending business and for general corporate purposes. At March 31, 2024, the total amount outstanding under the Churchill Facility was approximately $25.9 million. The collateral pledged to Churchill at March 31, 2024 was 12 mortgage loans that in the aggregate had unpaid principal balance of approximately $44.6 million. At December 31, 2023, the total amount outstanding under the Churchill Facility was $26,461,098. The collateral pledged to Churchill at December 31, 2023 was 14 mortgage loans that in the aggregate had unpaid principal balance of approximately $50.6 million.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

The New NHB Mortgage and the Churchill Facility contain cross-default provisions.

9.    Unsecured Notes Payable

At March 31, 2024, the Company had an aggregate of approximately $283.0 million of unsecured, unsubordinated notes payable outstanding, net of approximately $5.4 million of deferred financing costs (collectively, the “Notes”). Currently, the Company has seven series of Notes outstanding:

(i)	Notes having an aggregate principal amount of approximately $23.7 million bearing interest at 7.125% per annum and maturing June 30, 2024 (“the June 2024 Notes”);
(ii)	Notes having an aggregate principal amount of $34.5 million bearing interest at 6.875% per annum and maturing December 30, 2024 (the “December 2024 Notes”);
(iii)	Notes having an aggregate principal amount of approximately $56.4 million bearing interest at 7.75% per annum and maturing September 30, 2025 (the “September 2025 Notes”);
(iv)	Notes having an aggregate principal amount of approximately $51.8 million bearing interest at 6.0% per annum and maturing December 30, 2026 (the “December 2026 Notes”);
(v)	Notes having an aggregate principal amount of approximately $51.9 million bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”);
(vi)	Notes having an aggregate principal amount of $30.0 million bearing interest at 7.125% per annum and maturing June 30, 2027 (the “June 2027 Notes”); and
(vii)	Notes having an aggregate principal amount of approximately $40.3 million bearing interest at 8.00% per annum and maturing September 30, 2027 (the “September 2027 Notes”).

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCB,” “SACC,” “SCCC,” “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, the June 2024 Notes, December 2024 Notes, the September 2025, the December 2026 Notes, the March 2027 Notes and the June 2027 Notes are callable at any time. The September 2027 Notes will be callable at any time after August 23, 2024.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

The following are the future principal payments on the notes payable as of March 31, 2024:

Years ending December 31,	Amount
2024 (9 months)	$58,163,000
2025	56,363,750
2026	51,750,000
2027	122,125,000
Total principal payments	288,401,750
Deferred financing costs	(5,443,237)
Total notes payable, net of deferred financing costs	$282,958,513

The estimated amortization of the deferred financing costs as of March 31, 2024 is as follows:

Years ending December 31,	Amount
2024 (9 months)	$1,730,975
2025	1,807,606
2026	1,410,319
2027	494,337
Total deferred costs	$5,443,237

10.   Accounts Payable and Accrued Liabilities

As of March 31, 2024 and December 31, 2023, accounts payable and accrued liabilities include the following:

	March 31, 2024	December 31, 2023 (Audited)
Accounts payable and accrued expenses	$1,737,111	$1,330,546
Allowance for credit losses on unfunded commitments	540,341	508,600
Accrued interest	476,896	482,389
Total	$2,754,348	$2,321,535

11.   Fee and Other Income

For the three month periods ended March 31, 2024 and 2023, fee and other income consists of the following:

	Three Months
	Ended March 31,
	2024	2023
Late and other fees	$282,873	$113,132
Processing fees	35,150	32,070
Rental income, net	15,300	13,300
Extension fees	113,901	180,410
Construction servicing fees	438,054	167,174
Inspection fees	20,246	35,854
Legal fees	82,550	96,500
Other income	201,167	69,165
Total	$1,189,241	$707,605

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

12.   Commitments and Contingencies

Origination, Modification, and Construction Servicing Fees

Loan origination and modification fees generally range from 1% - 3% each of the original loan principal or the modified loan balance and, generally, are payable at the time the loan is funded or modified. The unamortized portion is recorded as deferred revenue on the consolidated balance sheet. At March 31, 2024, deferred revenue was $4,356,605, which will be recorded as income as follows:

Years ending December 31,	Amount
2024 (9 months)	$3,416,066
2025	880,471
2026	60,068
Total	$4,356,605

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018, April 2021 and April 2022 to $360,000, $500,000 and $750,000, respectively; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2021, the Company granted 89,928 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on each of January 1, 2022 and 2023, and the remaining one-third will vest on January 1, 2024. In April 2022, the Company granted 98,425 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025. In February 2023, the Company granted 130,890 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares vested as of January 1, 2024 and one-third of such shares will vest on each of January 1, 2025 and 2026. In March 2024, the Company granted 111,857 restricted common shares (having a market value of approximately $500,000) to Mr. Villano. One-third of such shares will vest on each of January 1, 2025, 2026 and 2027. All shares granted under John Villano’s employment contract are restricted until the respective vesting periods lapse. As of March 31, 2024, 231,926 restricted common shares remain unvested reflecting $1,011,885 of future stock compensation expense.

Unfunded Commitments

At March 31, 2024, the Company had future funding obligations totaling $95,457,791, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities.

Other

In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At March 31, 2024, there were five such properties. The unpaid principal balance on the properties that are subject to this proceeding was approximately $4.0 million.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

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

On September 11, 2023, the Company entered into a contract to acquire a residential property in Miami, FL. The purchase price for the property is $2,300,000. The Company paid $230,000 upon the execution and delivery of the contract, which amount is refundable if the seller fails to satisfy certain closing conditions or fails to transfer ownership of the property. The balance of the purchase price is due at closing. The closing occurred in April 2024.

13.   Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of March 31, 2024, and December 31, 2023, loans to known shareholders totaled approximately $23.8 million and approximately $25.6 million, respectively, which is included in mortgages receivables, net in the Company’s accompanying consolidated balance sheets. Interest income earned on these loans for the three months ended March 31, 2024 and 2023 totaled approximately $0.6 million and approximately $0.5 million, respectively, which is included in interest income in the Company’s accompanying consolidated statements of comprehensive income.

In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For the three month period ended March 31, 2024 and 2023, she received compensation of $37,500 and $43,000, respectively.

14.   Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in securities, investments in partnerships, and mortgage loans.

The Company maintains its cash and cash equivalents with various financial institutions. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000, per depositor.

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

As of March 31, 2024, approximately 39.8% of the properties securing the Company’s mortgage loans were located in Connecticut, approximately 26.2% in Florida, and approximately 13.3% in New York. The Company’s mortgage loans are categorized into four property types, which as of March 31, 2024 were; Residential (49.7%), Commercial (36.5%), Pre-Development Land (7.6%), and Mixed Use (6.2%). These concentrations of credit risk may be affected by changes in economic or other conditions of the particular geographic area or particular asset type that collateralize the Company’s mortgage loans.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable, net.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

15.   Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of March 31, 2024 was 882,262.

During the three months ended March 31, 2024 and 2023, the Company granted an aggregate of 111,857 and 183,390, respectively, restricted common shares under the Plan (including restricted common shares granted to the Company’s Chief Executive Officer, see Note 12). Such shares during the three months ended March 31, 2024 and 2023 had a fair value of approximately $0.5 million and approximately $0.7 million, respectively.

With respect to the restricted common shares granted during the three months ended March 31, 2024, (i) 37,285 shares will vest on January 1, 2025 and (ii) an additional 37,286 shares will vest on January 1, 2025 and 2026, respectively.

Stock-based compensation expense for the three months ended March 31, 2024 and 2023 was approximately $0.2 million and approximately $0.2 million, respectively, which is included in compensation, fees, and taxes on the accompanying consolidated statements of comprehensive income. As of March 31, 2024, there was unrecorded stock based compensation expense of approximately $1.0 million.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three months ended March 31, 2024 and 2023, the 401(k) Plan expense was $48,210 and $44,696, respectively, which is included within compensation, fees, and taxes in the accompanying consolidated statements of comprehensive income.

16.   Equity Offerings

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75.0 million of its common shares and its Series A Preferred Stock (as defined in Note 19 below) with an aggregate liquidation preference of up to $25.0 million in an “at-the market” offering, which is ongoing. During the three months ended March 31, 2024, under this offering, the Company sold an aggregate of 568,711 common shares, realizing gross proceeds of approximately $2.1 million and 79,034 shares of its Series A Preferred Stock having an aggregate liquidation preference of approximately $2.0 million, realizing gross proceeds of approximately $1.6 million (representing a discount of approximately 20% from the liquidation preference). The Company’s issuance costs for both common shares and Series A Preferred Stock shares sold during the three months ended March 31, 2024 were nominal.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

17.   Partnership Investments

As of March 31, 2024, the Company had invested an aggregate of approximately $46.2 million in five limited liability companies in which it held non-controlling interests. The Company’s ownership interest in four of the limited liability companies ranges from approximately 7% to 49% and one of the partnerships is owned 100% by the Company. The Company accounts for these investments at cost because the Company does not manage the entities and thus, has no control or have significant influence over the investments. The third-party manager of the investments is a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

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

For the three months ended March 31, 2024 and 2023, the partnerships generated approximately $1.2 million and approximately $0.5 million, respectively, of income for the Company.

At March 31, 2024, the Company had unfunded partnership commitments totaling approximately $2.4 million.

18.   Series A Preferred Stock

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

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024

19.   Subsequent Events

On April 1, 2024, the Company declared a dividend of $0.11 per share, or $5,219,066 in the aggregate, to shareholders of record as of April 9, 2024, which was paid on April 16, 2024.

Between April 1, 2024 and May 9, 2024, through the Company’s at-the-market offering facility, the Company sold no Common Shares, and 69,431 shares of its Series A Preferred Stock having an aggregate liquidation preference of $1,735,775, realizing gross proceeds of $1,519,944 (representing a discount of approximately 12% from the liquidation preference.)

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. Actual operating results and financial conditions may differ materially from those anticipated in these forward-looking statements.

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

Review of the First Quarter and Outlook for Balance of Year

Compared to the first quarter of 2023, revenue in the first quarter of 2024 increased 17.0%, net income attributable to common shareholders decreased 13.0%, and earnings per share decreased $0.02 per share. The increase in revenue is primarily due to an increase in interest rates that we are able to charge borrowers, reflected in our interest income which had an increase of 15.1%. In addition, income from partnership investments increased 117.4%, and, as of March 31, 2024 the underlying investments within those partnerships had zero defaults. On the other hand, unrealized gain on equity securities decreased approximately $0.5 million quarter-over-quarter. The increase in revenue was offset by an overall 30.7% increase in operating costs and expenses. The increase in operating expenses is mainly attributable to a 8.7% increase in interest expense and amortization of deferred financing costs. The increase in interest expense is attributable to the higher interest rate environment. We expect interest expense to increase over the remainder of 2024 as we seek to refinance over $50 million aggregate principal amount of our unsecured unsubordinated notes maturing in 2024. We experienced a 37.9% increase in general and administrative expenses, driven primarily from consulting and professional fees, a 564.9% increase in other expenses driven primarily by tax expenses relating to the TRS, and a 1,192.4% increase in provision for credit losses related to loans. The additional provision for credit losses related to loans was principally caused by value declines in mortgages secured by commercial real estate.

Despite a difficult commercial real estate and capital markets environment, our primary business objective for 2024 remains to grow our loan portfolio while protecting and preserving capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term principally through dividends. This optimism stems from our perception that the ongoing dislocation and turmoil in the credit markets and the banking sector will continue to fuel significant demand for our mortgage products. We intend to achieve this objective by continuing to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive risk-adjusted returns across a variety of market conditions and economic cycles. We believe that our strategy targeting larger-value commercial loans with strong, experienced sponsors and on developing relationships with larger scale brokers, furthering our efforts to attract larger borrowers with better credit quality has been critical to our ability to continue to operate profitably in this difficult lending environment. In addition, to drive additional operational excellence, we are committed to continuously review, assess, and upgrade our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary objective. Nevertheless, we remain flexible to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

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

We believe that the following factors are the major challenges confronting us in 2024:

High interest rate environment. The rates on our existing credit facilities, including the Churchill Facility, the Wells Fargo Loan and the NHB Mortgage (refinanced in February 2023) (as defined below), have all increased. The effective rate of Needham Bank Credit Facility was 8.25%, and Churchill Facility was 9.40% as of March 31, 2024. In addition, the interest rate on the September 2027 Notes, our last note offering in 2022, was 8%, the highest it has ever been. We expect interest rates to remain elevated for the remainder of 2024.

Geopolitical concerns. 2023 and early 2024 was marked with various geopolitical concerns, including the ongoing conflict between Ukraine and Russia and Israel and Hamas, heightened tensions between the U.S. and China regarding Taiwan and global trade, and Iran’s continued pursuit of nuclear weapons and its ongoing attempts to destabilize the Middle East, to name a few. These conflicts have led to market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. The true ramifications of these conflicts and their impact on the markets and our business operations, specifically our borrowers and real estate prices, are not fully known at this time. Our business is purely domestic, but we are impacted by market volatility and cybersecurity is a concern for all businesses.

Increased competition from private lenders. In the past, our primary competitors were other non-bank real estate finance companies and banks and other financial institutions. More recently, we are encountering competition from private equity funds, hedge funds and other specialty finance entities funded by investment banks, asset managers, private equity funds and hedge funds. The primary driver for these new market participants, we believe, is their need to find higher yielding investments. Given that residential transition loan gross yields are in the 12-15% range, many institutions are deploying capital into credit products where the returns are nearing equity investments. These entities, in general, are well-funded, have relatively easy access to capital and are aggressive in terms of pricing. In addition, competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers. Given recent developments regarding mid-size regional banks, we believe competition from traditional banks will continue to abate in 2024 rather than increase. However, as traditional banks exit the lending market, non-traditional lenders, such as non-bank real estate companies, hedge funds, private equity funds and insurance companies, are likely to step into the void. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

Property value fluctuations. Property value market cycles could have an adverse impact on our operations and financial condition. We monitor a variety of indicators to track property value trends, including the Federal Funds Rate, U.S Treasury data, days-on-market, pending sales, NAHB’s Housing Market Index and CoStar reports. Additionally, we almost always utilize a third party valuation including, but not limited to, appraisals, Broker Price Opinions (“BPOs”), and Automated Valuation Models (“AVMs”), to assist in both our underwriting and monitoring of our portfolio assets. We continue to see declines in real estate valuations, particularly with larger commercial real estate assets (notably office). By judiciously relying on our indicators and continuing to make sound underwriting decisions, we are poised to respond quickly if asset valuations begin to decline.

Increased operating expenses and capital outlay. Our operating expenses for the three months ended March 31, 2024 are higher than they were in 2023 due to our higher debt load, as well as higher borrowing rates. In addition, we have two tranches of unsecured Notes coming due in 2024. The refinance of these Notes will likely carry a higher interest rate, ultimately increasing interest expenses even further. Finally, our other expenses increased primarily from federal tax liabilities and general and administrative increased from short payoffs on defaulted loans.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At March 31, 2024, our mortgage loan portfolio included 93 loans with future funding obligations, in the aggregate principal amount of $95.5 million, compared 171 loans with future funding obligations, in the aggregate principal amount of approximately $114.9 million at March 31, 2023. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. To deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite these challenges, the changing dynamics of the real estate finance marketplace, the debt and equity markets, shocks to the financial system and challenging geopolitical developments, we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close and service loans quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve our existing underwriting and loan criteria. Specifically, we believe that the following factors will impact our performance in 2024.

●	Strong balance sheet. At March 31, 2024, we had approximately $237.4 million of shareholders’ equity and total indebtedness for borrowed money of approximately $377.6 million (including deferred financing costs). Thus, our capital structure was approximately 60.3% debt and 39.7% equity compared to approximately 59.9% debt and 40.1% equity at March 31, 2023 which is significantly lower than our mortgage REIT peers. Our equity includes 2,108,957 shares of Series A Preferred Stock, which carries a dividend rate of 7.75% per annum.
●	Pricing power. For the three months ended March 31, 2024, and 2023, the yield on our mortgage loan portfolio, inclusive of default interest, was 12.7% and 11.69%, respectively. (For this purpose, the yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) The pullback from the banking sector continues to provide demand for products and as such we have the ability to maintain attractive pricing.
●	Access to capital. As a public company subject to the reporting requirements of the Exchange Act, we are able to access the public markets for capital. Since the IPO through March 31, 2024, we raised approximately $509.6 million of gross proceeds through public offerings of our equity and debt securities. We used the net proceeds from these offerings to grow our business.
●	Liquidity. In addition, to our capital raises through the public markets, we have other sources of liquidity: (i) a $200 million master repurchase financing facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York; (ii) a margin loan account with Wells Fargo that allows us to borrow against our investment securities portfolio (the “Wells Fargo Loan”); and (iii) a $65 million revolving credit facility with Needham Bank, a Massachusetts co-operative bank, which can be increased up to $75 million (the “Needham Credit Facility”). As of March 31, 2024, we had cash and cash equivalents of approximately $18.4 million.

●	Management. Our senior executive officers include John Villano, chief executive officer, president and interim chief financial officer. Other key personnel include a vice president – finance and operations, a senior vice president – asset management and a vice president – asset management. In addition, we have added personnel in operations, accounting and administration to accommodate the growth of our business. Although these new hires have resulted in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional capital either by selling shares of our capital stock or by incurring additional indebtedness. We do not have a policy limiting the amount of indebtedness that we may incur. Thus, our operating income in the future will depend on how much debt we incur and the spread between our cost of funds and the yield on our loan portfolio. Rising interest rates have an adverse impact on our business unless we can increase the rates on our loans to offset the increase in our cost of funds and to satisfy investor demand for yield. In addition, rapidly rising interest rates could have an unsettling effect on real estate values, which could compromise some of our collateral.

We do not have any formal policy limiting the amount of indebtedness we may incur, but we are limited to a 150% asset coverage ratio from our debt covenants. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At March 31, 2024, debt represented approximately 60.3% of our total capital compared to 59.9% at March 31, 2023. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Debt

Our total outstanding indebtedness at March 31, 2024 was approximately $377.6 million, which included the Wells Fargo Loan balance of $27.3 million, $25.9 million outstanding under the Churchill Facility, approximately $1.1 million outstanding under the NHB Mortgage, $35.0 million outstanding under the Needham Credit Facility and approximately $288.4 million aggregate outstanding principal amount of five-year, unsecured unsubordinated notes, (the “Notes”) as follows:

●	Approximately $40.3 million aggregate original principal amount, issued August 23, 2022, bearing interest at the rate of 8.00% per annum and maturing on September 30, 2027 (the “September 2027 Notes”), which trades on the NYSE American under the symbol SCCG;
●	$30.0 million aggregate original principal amount, issued May 11, 2022, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2027 (the “June 2027 Notes”), which trades on the NYSE American under the symbol SCCF;
●	Approximately $51.9 million aggregate original principal amount, issued March 9, 2022, bearing interest at the rate of 6.00% per annum and maturing on March 30, 2027 (the “March 2027 Notes”), which trades on the NYSE American under the symbol SCCE;
●	Approximately $51.8 million aggregate original principal amount, issued December 20, 2021, bearing interest at the rate of 6.00% per annum and maturing on December 30, 2026 (the “2026 Notes”), which trades on the NYSE American under the symbol SCCD;
●	Approximately $56.4 million aggregate original principal amount, of which approximately $14.4 million was issued September 4, 2020, $14.0 million was issued October 23, 2020 and $28.0 million was issued December 22, 2020, bearing interest at the rate of 7.75% per annum and maturing on September 30, 2025 (the “2025 Notes”), which trades on the NYSE American under the symbol SCCC. The 2025 Notes are prepayable beginning on September 4, 2022;
●	$34.5 million aggregate original principal amount, issued November 7, 2019, bearing interest at the rate of 6.875% per annum and maturing on December 30, 2024 (the “December 2024 Notes”), which trades on the NYSE American under the symbol SACC; and
●	Approximately $23.7 million aggregate original principal amount, issued June 25, 2019, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2024 (the “June 2024 Notes”), which trades on the NYSE American under the symbol SCCB.

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

Our secured indebtedness as of March 31, 2024 includes the Churchill Facility, the Wells Fargo Loan, the NHB Mortgage and the Needham Credit Facility (each as described below).

Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that (A) prohibits us from (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) requires us to maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At March 31, 2024, the amount outstanding under the Churchill Facility was approximately $25.9 million, which amount was accruing interest of an effective rate of 9.4% per annum.

The Wells Fargo Loan is secured by our portfolio of investment securities, which had a value of approximately $36.6 million at March 31, 2024. The outstanding balance on the Wells Fargo Loan of approximately $27.3 million bears interest at a rate equal to 1.75% below the prime rate. Other than increasing our borrowing costs under the Wells Fargo Loan, it is difficult to forecast what impact the elevated interest rate environment will have on our investment securities portfolio.

On February 28, 2023, we refinanced the NHB Mortgage with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank. The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. From April 1, 2023 through March 1, 2038, principal and interest is due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured primarily by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

On March 2, 2023, we entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, we have the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. As of September 8, 2023, the Needham Credit Facility was increased to $65 million. Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets. Assets excluded from the lien include real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility. The Needham Credit Facility expires March 2, 2026 subject to our right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as we are not in default and satisfy certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. We have the right to terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires us to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ended June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%. At March 31, 2024, the amount outstanding under the Needham Credit Facility was approximately $35.0 million, which was accruing interest of an effective rate of 8.25% per annum.

Finally, from time-to-time we raise capital by selling our Common Shares and shares of our Series A Preferred Stock through our at-the market offering facility. During the three months ended March 31, 2024, under our at-the-market offering facility, we sold an aggregate of 568,711 Common Shares, realizing gross proceeds of approximately $2.1 million and 79,034 shares of its Series A Preferred Stock having an aggregate liquidation preference of $1,975,850, realizing gross proceeds of $1,587,954 (representing a discount of approximately 20% from the liquidation preference.) At March 31, 2024, approximately $48.6 million of Common Shares and $20.8 million of Series A Preferred Stock were available for future sale under the ongoing at-the-market offering.

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

We record an allowance for credit losses (“CECL”) in accordance with the CECL standard on our loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. Further, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. Also, as allowed under the CECL standard that we have adopted, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. We utilize a loss-rate method for estimating current expected credit losses. The loss rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, we consider various factors including (1) historical loss experience in its portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) its current and future view of the macroeconomic environment. We also utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. The allowance for the mortgages receivable is presented in the consolidated balance sheets while the allowances on the interest receivable, due from borrowers, and (available-for-sale debt) investment securities are presented net. The accrued allowance for unfunded construction commitments is included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. The change in the balances during the reporting period are recorded in the Consolidated Statements of Comprehensive Income under the Provision for credit losses related to loans.

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Total revenue

Total revenue for the three months ended March 31, 2024 was approximately $17.2 million compared to approximately $14.7 million for the three months ended March 31, 2023, an increase of approximately $2.5 million, or 17.0%. The increase in revenue is primarily due to an increase in interest rates that we are able to charge borrowers in comparison to the 2023 period. For the 2024 period, interest income was approximately $12.6 million compared to approximately $11.0 million for the 2023 period, an increase of approximately $1.6 million or 15.1%. Income from partnership investments was approximately $1.2 million for the 2024 period compared to approximately $0.5 million for the 2023 period, an increase of approximately $0.7 million or 117.4%. Other income was approximately $1.2 million for the 2024 period compared to approximately $0.7 million for the 2023 period, an increase of approximately $0.5 million or 68.1%. The increases were offset by a decrease in unrealized gain on investment securities of approximately $0.5 million, or 74.2% in the 2024 period, from approximately $0.7 million in the 2023 period to approximately $0.2 million in the 2024 period.

Operating costs and expenses

Total operating costs and expenses for three months ended March 31, 2024 were approximately $12.5 million compared to approximately $9.6 million for the three months ended March 31, 2023, an increase of approximately $2.9 million or 30.7%. The largest contributor to this increase was provisions for credit losses related to loans, which were approximately $1.3 million in the 2024 period compared to approximately $0.1 million in the 2023 period. In the 2024 period, interest and amortization of deferred financing costs were approximately $7.5 million compared to approximately $6.9 million in the same 2023 period, an increase of approximately $0.6 million or 8.7%. The remaining fluctuations in operating expenses were primarily attributable to (i) compensation, fees and taxes which increased approximately $0.2 million, (ii) general and administrative expenses which increased approximately $0.3 million, and (iii) other expenses, which increased approximately $0.5 million.

Comprehensive income

For the quarter ended March 31, 2024, we reported an unrealized loss on available-for-sale debt securities of approximately $0.1 million reflecting the net reclass of unrealized gains over realized gains since December 31, 2023. For the quarter ended March 31, 2023, we reported an unrealized gain on investment securities of approximately $0.1 million reflecting the decrease in prior unrealized losses since December 31, 2022.

Net income

Net income attributable to common shareholders for the three months ended March 31, 2024 was approximately $3.6 million, or $0.08 per share, compared to approximately $4.2 million, or $0.10 per share for the three months ended March 31, 2023.

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

Adjusted Earnings is calculated as net income attributable to common shareholders, prior to the effect of unrealized gains (losses) on equity investments. Adjusted Earnings should be examined in conjunction with net income (loss) as shown in our statements of comprehensive income. Adjusted Earnings should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or to cash flows from operating activities (determined in accordance with GAAP), as a measure of our liquidity, nor is Adjusted Earnings indicative of funds available to fund our cash needs or available for distribution to shareholders. Rather, Adjusted Earnings is an additional measure we use to analyze our business performance because it excludes the effects of certain non-cash charges that we believe are not necessarily indicative of our operating performance. It should be noted that our manner of calculating Adjusted Earnings may differ from the calculations of similarly-titled measures by other companies. In addition, there may be other differences between GAAP and tax accounting that would impact Adjusted Earnings, which are not reflected in the table below.

	For the Three Month Period Ended March 31,
	2024	2023
Adjusted earnings:
Net income attributable to common shareholders	$3,648,699	$4,195,460
(Subtract)/Add: Unrealized gain on equity securities	(185,181)	(716,389)
Adjusted earnings attributable to common shareholders	$3,463,518	$3,479,071

For the three months ended March 31, 2024 and 2023, Adjusted Earnings per share was $0.07 and $0.08, respectively.

Liquidity and Capital Resources

Total assets at March 31, 2024 were approximately $626.5 million compared to approximately $625.5 million at December 31, 2023, an increase of approximately $1.0 million, or 0.2%. The increase was due primarily to the increase of our cash and cash equivalents of approximately $5.8 million, an increase in investments in partnership of approximately $3.2 million, an increase in investment securities of approximately $0.7 million, and an increase in net investments in rental real estate of approximately $0.7 million, offset by decreases in net mortgages receivable of approximately $9.0 million and net interest and fees receivable of approximately $0.4 million.

Total liabilities at March 31, 2024 were approximately $389.1 million compared to approximately $395.5 million at December 31, 2023, a decrease of approximately $6.4 million, or 1.6%. This decrease is principally due to decreases in the accrued dividends payable of approximately $5.1 million and advances from borrowers of approximately $1.8 million, offset primarily by an increase in accounts payable and accrued expenses of approximately $0.4 million and increase in the line of credit of approximately $0.5 million.

Total shareholders’ equity at March 31, 2024 was approximately $237.4 million compared to approximately $230.1 million at December 31, 2023, an increase of approximately $7.3 million, or 3.2%. This increase was due primarily to net proceeds of $3.6 million from the sale of Common Shares and Preferred shares and our net income of approximately $3.5 million.

Net cash provided by operating activities for the three months ended March 31, 2024 was approximately $4.2 million compared to approximately $5.0 million for the comparable 2023 period. For the 2024 period net cash provided by operating activities consisted primarily of net income of approximately $4.7 million, amortization of deferred financing costs and bond discount of approximately $0.6 million, provisions for credit losses related to loans of approximately $1.3 million, stock based compensation of approximately $0.2 million, a decrease in net interest and fees receivable of approximately $0.4 million, and an increase in accounts payable and accrued liabilities of approximately $0.4 million, offset unrealized gains on investment securities of approximately $0.2 million, decreases in advances from borrowers of approximately $1.8 million and deferred revenue of approximately $0.3 million, as well as increases in other assets of approximately $0.3 million, and net due from borrowers of approximately $1.0 million. For the 2023 period net cash provided by operating activities consisted primarily of net income of approximately $5.1 million, amortization of deferred financing costs and bond discount of approximately $0.6 million and increases in deferred revenue of approximately $0.3 million and advances from borrowers of approximately $1.4 million, offset by gain on the sale of real estate of approximately $0.1 million, unrealized gain on investment securities of approximately $0.7 million, gain on the sale of investment securities of approximately $0.3 million and increases in due from borrowers of approximately $0.8 million, other assets of approximately $0.5 million, and interest and fees receivable of approximately $0.4 million.

Net cash provided for investing activities for the three months ended March 31, 2024 was approximately $4.3 million compared to net cash used of approximately $34.0 million for the comparable 2023 period. For the 2024 period, net cash provided for investing activities consisted primarily of proceeds from the sale of investment securities of approximately $7.1 million, principal collections on mortgages receivable of approximately $51.4 million, and proceeds from the sale of real estate owned of approximately $0.1 million, offset by purchases of investment securities of approximately $7.7 million, principal disbursements for mortgages receivable of approximately $42.7 million, purchases of net interests in investment partnerships of approximately $3.2 million, and purchases of rental real estate of approximately $0.7 million. For the 2023 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $14.0 million, net purchases of interests in investment partnerships of approximately $4.5 million, purchase of property and equipment of approximately $711,000 and principal disbursements for mortgages receivable of approximately $58.9 million, offset by principal collections on mortgages receivable of approximately $39.9 million, proceeds from sale of real estate owned of approximately $515,000 and by proceeds from the sale of investment securities of approximately $3.8 million.

Net cash used in financing activities for the three months ended March 31, 2024 was approximately $2.7 million compared to net cash provided by financing activities of approximately $25.6 million for the comparable 2023 period. Net cash used for financing activities for the 2024 period consists principally of dividends paid on common shares of approximately $5.1 million, dividends paid on Series A Preferred Stock of approximately $1.0 million, and repayment of repurchase facilities of approximately $0.6 million, offset primarily by net proceeds from issuance of common shares of approximately $2.1 million, net proceeds from issuance of Series A Preferred Stock of approximately $1.6 million, and net proceeds from lines of credit of approximately $0.5 million. Net cash provided by financing activities for the 2023 period consists principally of net proceeds from the issuance of common shares of approximately $9.2 million, net proceeds from line of credit of approximately $10.1 million, net proceeds from repurchase facility of approximately $11.5 million and proceeds from mortgage of $910,000, offset primarily by dividends paid on common stock of approximately $5.3 million and preferred stock of approximately $925,000.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and construction draws and payments for usual and customary operating and administrative expenses, such as interest payments on notes payable, employee compensation, sales, marketing expenses and dividends. Additionally, Notes having an aggregate outstanding principal balance of approximately $23.7 million are maturing on June 30, 2024 and Notes having an aggregate outstanding principal balance of $34.5 million are maturing on December 30, 2024. We intend to repay the Notes either by refinancing them or with a combination drawdowns from of our existing credit facilities, current cash on hand, and principal repayments of our mortgage loans. Based on this analysis, we believe that our current cash balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

On April 1, 2024, the Company declared a dividend of $0.11 per share, or $5,219,066 in the aggregate, to shareholders of record as of April 9, 2024, which was paid on April 16, 2024.

Between April 1, 2024 and May 9, 2024, through our at-the-market offering facility, we sold no Common Shares, and 69,431 shares of its Series A Preferred Stock having an aggregate liquidation preference of $1,735,775, realizing gross proceeds of $1,519,944 (representing a discount of approximately 12% from the liquidation preference.)

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of March 31, 2024, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment, software licenses and investment in partnerships.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Unfunded portions of outstanding construction loans	$95,457,791	$61,231,076	$34,226,715	$—	$—
Unfunded partnership commitments	2,449,967	2,449,967	—	—	—
Total contractual obligations	$97,907,758	$63,681,043	$34,226,715	$—	$—

Critical Accounting Policies and Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the financial statements for explanation of recent accounting pronouncements impacting us included elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.   EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (9)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (19)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (20)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.2	First Supplemental Indenture, dated as of June 25, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.3	Form of 7.125% Notes due 2024 (4)
4.4	Second Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (2)
4.5	Form of 6.875% Notes due 2024 (6)
4.6	Third Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (7)
4.7	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.6 above)
4.8	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate. (9)
4.9	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (10)
4.10	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.9 above).
4.11	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (14)
4.12	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.11 above)
4.13	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (16)
4.14	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.13 above)
4.15	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (21)
4.16	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.15 above)
4.17	Revolving Credit Note, dated March 2, 2023, in the principal amount of $45 million in favor of Needham Bank, as lender (22)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.3**	Final Form of the Restrictive Stock Grant Agreement dated April 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and John L. Villano (11)
10.4	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC (12)
10.5	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association (12)

10.6**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (15)
10.7**	Final Form of the Restrictive Stock Grant Agreement dated April 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and John L. Villano (17)
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

10.10	Credit and Security Agreement, dated as of March 2, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (22)
10.11 (a)	First Amendment to the Credit and Security Agreement, dated as of September 8, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (24)
10.12	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (23)
10.13	Final Form of the Restricted Stock Grant Agreement dated March 19, 2024 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (25)
31.1	Chief Executive and Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive and Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (25)
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (22)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (22)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million NHB Mortgage (22)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(5)	Intentionally omitted.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(13)	None.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference.
(18)	Intentionally omitted.
(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Quarterly Report on Form 10 - Q for the period ended September 30, 2023 and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Annual Report on Form 10 - K for the year ended December 31, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: May 10, 2024	By:	/s/ John L. Villano
John L. Villano, CPA
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)