Form 10-Q
period 2024-06-30
Sachem Capital Corp.
filed 2024-08-14
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, the Issuer had a total of 47,431,922 common shares, $0.001 par value per share, outstanding.

SACHEM CAPITAL CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, some of which are described in our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

(unaudited)

	June 30, 2024	December 31, 2023
		(audited)
Assets
Cash and cash equivalents	$10,577	$12,598
Investment securities (at fair value)	1,798	37,776
Mortgages receivable	500,133	499,235
Less: Allowance for credit losses	(14,405)	(7,523)
Mortgages receivable, net of allowance for credit losses	485,728	491,712
Interest and fees receivable, net	7,769	8,475
Due from borrowers, net	5,636	5,597
Real estate owned	3,872	3,462
Investments in partnerships	46,952	43,036
Investments in rental real estate, net	11,904	10,554
Property and equipment, net	3,277	3,373
Other assets	8,808	8,956
Total assets	$586,321	$625,539

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $4,826 and $6,048)	$259,913	$282,353
Repurchase facility	22,993	26,461
Mortgage payable	1,042	1,081
Lines of credit	55,000	61,792
Accrued dividends payable	—	5,144
Accounts payable and accrued liabilities	2,800	2,322
Advances from borrowers	8,893	10,998
Below market lease intangible	665	665
Deferred revenue	4,847	4,647
Total liabilities	356,153	395,463

Commitments and Contingencies

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 2,206,128 and 2,029,923 shares of Series A Preferred Stock issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$2	$2
Common shares - $.001 par value; 200,000,000 shares authorized; 47,547,051 and 46,765,483 issued and outstanding at June 30, 2024 and December 31, 2023	48	47
Additional paid-in capital	255,928	249,826
Accumulated other comprehensive income	—	316
Accumulated deficit	(25,810)	(20,115)
Total shareholders’ equity	230,168	230,076
Total liabilities and shareholders’ equity	$586,321	$625,539

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Interest income from loans	$11,754	$11,898	$24,395	$22,882
Fee income from loans	2,083	3,319	4,699	5,489
Income from partnership investments	1,217	1,006	2,413	1,556
Other investment income	70	34	386	633
Other income	22	16	57	30
Total revenues	15,146	16,273	31,950	30,590

Operating expenses
Interest and amortization of deferred financing costs	6,973	7,139	14,442	14,012
Compensation and employee benefits	1,365	1,562	3,308	3,342
General and administrative expenses	1,258	1,317	2,496	2,215
Provision for credit losses related to loans	8,503	94	9,868	197
Other expenses	362	213	866	297
Total operating expenses	18,461	10,325	30,980	20,063
Income before other income (loss)	(3,315)	5,948	970	10,527

Other income (loss)
Impairment loss	(77)	(413)	(77)	(413)
Gain (loss) on sale of real estate and property and equipment, net	275	(21)	264	127
Gain on equity securities	61	184	458	577
Total other income (loss), net	259	(250)	645	291
Net income (loss)	(3,056)	5,698	1,615	10,818
Preferred stock dividend	(1,068)	(925)	(2,091)	(1,850)
Net income (loss) attributable to common shareholders	$(4,124)	$4,773	$(476)	$8,968

Basic earnings (loss) per common share	$(0.09)	$0.11	$(0.01)	$0.21
Diluted earnings (loss) per common share	$(0.09)	$0.11	$(0.01)	$0.21
Basic weighted average common shares outstanding	47,504,875	43,844,285	47,415,630	43,321,303
Diluted weighted average common shares outstanding	47,504,875	43,844,285	47,415,630	43,321,303

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$(3,056)	$5,698	$1,615	$10,818
Other comprehensive income (loss):
Unrealized gain (loss) on debt securities	(126)	94	(251)	185
Reversal of losses on debt securities from unrealized to realized	(65)	—	(65)	—
Comprehensive income (loss)	(3,247)	5,792	1,299	11,003
Preferred stock dividend	(1,068)	(925)	(2,091)	(1,850)
Total comprehensive income (loss) attributable to common shareholders	$(4,315)	$4,867	$(792)	$9,153

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share data)

	FOR THE THREE MONTHS ENDED JUNE 30, 2024
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Totals
Balance, April 1, 2024	2,108,957	$2	47,446,051	$47	$253,670	$191	$(16,467)	$237,443

Issuance of Series A Preferred Stock, net of expenses	97,171	—	—	—	2,061	—	—	2,061

Issuance of Common Shares, net of expenses	—	—	—	—	—	—	—	—

Stock-based compensation	—	—	101,000	1	197	—	—	198

Unrealized loss on debt securities	—	—	—	—	—	(126)	—	(126)

Reversal of losses from unrealized to realized	—	—	—	—	—	(65)	—	(65)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(1,068)	(1,068)

Dividends Paid on Common Shares	—	—	—	—	—	—	(5,219)	(5,219)

Net income (loss)	—	—	—	—	—	—	(3,056)	(3,056)
Balance, June 30, 2024	2,206,128	$2	47,547,051	$48	$255,928	$—	$(25,810)	$230,168

	FOR THE THREE MONTHS ENDED JUNE 30, 2023
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, April 1, 2023	1,909,187	$2	43,756,724	$44	$235,709	$(470)	$(6,289)	$228,996

Issuance of Series A Preferred Stock, net of expenses	18,416	—	—	—	380	—	—	380

Issuance of Common Shares, net of expenses	—	—	136,326	—	509	—	—	509

Stock Buyback	—	—	(71,000)	—	(225)	—	—	(225)

Stock-based compensation	—	—	—	—	222	—	—	222

Unrealized gain on debt securities	—	—	—	—	—	94	—	94

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(925)	(925)

Dividends Paid on Common Shares	—	—	—	—	—	—	(5,706)	(5,706)

Net income	—	—	—	—	—	—	5,698	5,698
Balance, June 30, 2023	1,927,603	$2	43,822,050	$44	$236,595	$(376)	$(7,222)	$229,043

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued) (unaudited)

(dollars in thousands, except share data)

	FOR THE SIX MONTHS ENDED JUNE 30, 2024
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Totals
Balance, January 1, 2024	2,029,923	$2	46,765,483	$47	$249,826	$316	$(20,115)	$230,076

Issuance of Series A Preferred Stock, net of expenses	176,205	—	—	—	3,616	—	—	3,616

Issuance of Common Shares, net of expenses	—	—	568,711	1	2,049	—	—	2,050

Stock-based compensation	—	—	212,857	—	437	—	—	437

Unrealized loss on debt securities	—	—	—	—	—	(251)	—	(251)

Reversal of losses from unrealized to realized	—	—	—	—	—	(65)	—	(65)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(2,091)	(2,091)

Dividends Paid on Common Shares	—	—	—	—	—	—	(5,219)	(5,219)

Net income	—	—	—	—	—	—	1,615	1,615
Balance, June 30, 2024	2,206,128	2	47,547,051	48	255,928	—	(25,810)	$230,168

	FOR THE SIX MONTHS ENDED JUNE 30, 2023
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2023	1,903,000	$2	41,093,536	$41	$226,221	$(561)	$(7,995)	$217,708

Cumulative effect of adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	(2,490)	(2,490)

Issuance of Series A Preferred Stock, net of expenses	24,603	—	—	—	517	—	—	517

Issuance of Common Shares, net of expenses	—	—	2,616,124	3	9,686	—	—	9,689

Stock Buyback	—	—	(71,000)	—	(225)	—	—	(225)

Stock-based compensation	—	—	183,390	—	396	—	—	396

Unrealized gain on debt securities	—	—	—	—	—	185	—	185

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(1,850)	(1,850)

Dividends paid on Common Shares	—	—	—	—	—	—	(5,705)	(5,705)

Net income	—	—	—	—	—	—	10,818	10,818
Balance, June 30, 2023	1,927,603	$2	43,822,050	$44	$236,595	$(376)	$(7,222)	$229,043

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,615	$10,818
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	1,275	1,225
Depreciation expense	189	109
Stock-based compensation	437	396
Provision for credit losses related to loans	9,868	197
Impairment Loss	77	413
(Gain) on sale of real estate and property and equipment, net	(264)	(127)
(Gain) on equity securities	(458)	(577)
Changes in operating assets and liabilities:
Interest and fees receivable, net	411	(1,456)
Other assets	80	(700)
Due from borrowers, net	(624)	(1,521)
Accounts payable and accrued liabilities	478	153
Deferred revenue	200	455
Advances from borrowers	(2,105)	2,694
Total adjustments	9,564	1,261
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,179	12,079

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(7,767)	(18,347)
Proceeds from the sale of investment securities	43,964	6,560
Purchase of interests in investment partnerships, net	(3,916)	(4,568)
Proceeds from sale of real estate owned	1,403	191
Acquisitions of and improvements to real estate owned, net	—	(180)
Purchases of property and equipment	(26)	(722)
Improvements in investment in rental real estate	(1,424)	—
Principal disbursements for mortgages receivable	(84,328)	(114,468)
Principal collections on mortgages receivable	79,628	66,356
Other assets – pre-offering costs	—	19
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27,534	(65,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) lines of credit	(6,792)	32,313
Net proceeds from (repayment of) repurchase facility	(3,468)	7,976
Proceeds from (repayment of) mortgage payable	(39)	899
Dividends paid on common shares	(10,363)	(11,048)
Dividends paid on Series A Preferred Stock	(2,091)	(1,850)
Proceeds from issuance of common shares, net of expenses	2,050	9,689
Repurchase of common shares	—	(225)
Proceeds from issuance of Series A Preferred Stock, net of expenses	3,616	517
Gross proceeds from (repayment of) notes payable	(23,647)	6,225
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(40,734)	44,496

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,021)	(8,584)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	12,598	23,713

CASH AND CASH EQUIVALENTS – END OF PERIOD	$10,577	$15,129

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$13,208	$12,663

Real estate acquired in connection with the foreclosure of certain mortgages during the six months ended June 30, 2024 and 2023 amounted to $1,627 and $1,187, respectively. Real estate owned decreased as a result of increases in mortgages receivable that were financed by new borrowers, during the six months ended June 30, 2024 and 2023, which amounted $1,980 and $1,370, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

1.    The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company operates its business as one segment. The Company offers short-term (i.e., one to three years), secured, non-bank loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants of residential real estate. The Company’s primary underwriting criteria is a conservative loan-to-value (“LTV”) ratio. In addition, the Company may participate in real estate loans made by third parties or invest in third parties that make real estate loans, as well as make opportunistic real estate purchases apart from its lending activities.

2.    Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K. The balance sheet information as of December 31, 2023 is derived from audited financial statements, but does not include all disclosures required by GAAP. Results of operations for the three months and six month periods ended June 30, 2024, are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP. The preparation of the accompanying unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of such financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could materially differ from those estimates.

The accompanying unaudited consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

Equity investments with readily determinable fair values are measured at fair value. Equity investments without readily determinable fair values are measured using the equity method or measured at cost with adjustments for observable changes in price or impairments (referred to as the measurement alternative). Management performs a qualitative assessment on a periodic basis and recognizes an impairment if there are sufficient indicators that the fair value of the investment is less than the carrying value. Changes in value are recorded in net income (loss).

Allowance for Current Expected Credit Losses

The Company adopted the current expected credit loss (“CECL”) standard effective January 1, 2023 in accordance with ASU No. 2016-13. The initial CECL credit allowance adjustment of $2.5 million was recorded effective January 1, 2023 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on the consolidated statements of shareholders’ equity. Subsequent changes to the CECL allowance will be recognized in the consolidated statements of operations in “Provision for credit losses related to loans”.

The Company records an “Allowance for credit losses” in accordance with the CECL standard on the consolidated balance sheets with respect to its loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology, known as the “static pool methodology,” replaces the “probable incurred loss impairment” methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. As allowed under the CECL standard used by the Company, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The amount of loans in pending/pre-foreclosure as of June 30, 2024 and December 31, 2023 was $73.1 million and $68.1 million, respectively. As of June 30, 2024 and December 31, 2023, the Company has taken reserves against loans subject to foreclosure of $11.3 million and $6.2 million, respectively, which is included in “Allowance for credit losses” on the consolidated balance sheets included in the accompanying consolidated financial statements.

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

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The Allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loans based on evaluating historical credit loss experience and to make adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The Allowance for credit losses related to the principal outstanding is presented within “Mortgages receivable, net” and for unfunded commitments is within accounts payable and accrued liabilities in the Company’s consolidated balance sheets. The Allowance for credit losses related to the late payment fees are presented in “Interest and fees receivable, net”, and “Due from borrowers, net” in the Company’s consolidated balance sheets. Lastly, the allowance related to unfunded commitments for construction loans is presented in “Accounts payable and accrued liabilities” on the Company’s consolidated balance sheets.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

The below table represents the financial statement line items that are impacted by the Allowance for credit losses:

		Provision for credit
	Balance as of December 31, 2023	losses related to loans	Balance as of June 30, 2024

	(in thousands)
Mortgages receivable	$7,523	$6,882	$14,405
Interest receivable	902	956	1,858
Due from borrower	352	1,381	1,733
Unfunded commitments	509	596	1,105
Total Allowance for credit losses	$9,286	$9,815	$19,101

During the six months ended June 30, 2024, there were $.05 million of mortgages receivable that were directly written off, that are included in the $9.9 million provision for credit losses related to loans presented on the consolidated statements of operations. There were no such write offs for the six months period ended June 30, 2023, nor were there during the three months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023 the Company had an Allowance for credit losses on debt securities of $0 and $0.8 million, respectively, which is presented in “Investment securities (at fair value)” on the Company’s consolidated balance sheets. During the three months ended June 30, 2024, the Company sold all of its debt securities, as such, as of June 30, 2024 the balance of these securities was $0. As of December 31, 2023, the fair value of these securities was $0.8 million. The cost basis of these securities was $1.6 million.

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

Property and Equipment

Land and building acquired in 2021 to serve as the Company’s corporate headquarters is stated at cost. Renovation of the building was completed in the first quarter of 2023 and the Company relocated its operations to the building in March 2023. The

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

building is being depreciated using the straight – line method over its estimated useful life of 40 years. The building was placed in service during the three months ended March of 2023. During the three and six months ended June 30, 2024 and 2023, the Company had impairment of $0 and $0.2 million on the building that served as the Company’s old office building.

The following tables represent the Company’s Property and Equipment, Net as of June 30, 2024 and December 31, 2023:

June 30, 2024	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,541	$(78)	$2,463
Land	255	—	255
Furniture and fixtures	281	(83)	198
Computer hardware and software	288	(235)	53
Vehicles	435	(127)	308
Total property and equipment, net	$3,800	$(523)	$3,277

December 31, 2023	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,541	$(47)	$2,494
Land	255	—	255
Furniture and fixtures	281	(51)	230
Computer hardware and software	276	(213)	63
Vehicles	429	(98)	331
Total property and equipment, net	$3,782	$(409)	$3,373

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

property. The determined and allocated fair values to the real estate acquired will affect the amount of depreciation and amortization we record over the respective estimated useful lives or term of the lease.

On June 23, 2023, the Company entered into a purchase and sale contract (the “Westport Purchase Agreement”) to acquire a commercial office building in Westport, CT (the “Westport Asset”) for $10.6 million. The transaction was completed on August 31, 2023. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. In addition, the Company recorded a lease liability stemming from below-market rental rates. Total consideration, including capitalized acquisition-related costs, was $10.7 million.

See Note 5 – Investment in Rental Real Estate, net for further details surrounding the above acquisition as of June 30, 2024.

Real Estate Owned (“REO”)

REO acquired through foreclosure is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. After an REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the property or other market indicators including listing data may signal a decline in the liquidation value. REO is evaluated for recoverability when impairment indicators are identified. Any impairment losses are included in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company continually monitors events or changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Goodwill

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at June 30, 2024 represents the excess of the consideration paid over the fair value of net assets acquired from Urbane New Haven, LLC in October 2022.

In testing goodwill for impairment, the Company adheres to ASC Topic 350, “Intangibles—Goodwill and Other,” which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or the Company chooses not to perform the qualitative assessment, then it compares the fair value of that reporting unit with its carrying value, including goodwill.

As of June 30, 2024 and 2023, goodwill was $0.4 million, which is presented in other assets on the Company’s consolidated balance sheets. There was no impairment to goodwill during the three and six months ended June 30, 2024 and 2023.

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

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on mortgages receivable that are more than 90 days past due or interest charged at default rates. However, interest income not accrued at June 30, 2024 but collected prior to the issuance of this Report is included in income for the six-month period ended June 30, 2024.

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

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. During the three and six months ended June 30, 2024, the Company’s TRSs recognized provisions for federal and state income tax of $0 and $0.2 million, respectively, which is represented in other expenses on the Company’s consolidated statements of operations. During the three and six months ended June 30, 2023, there were no recognized provisions for federal income tax nor state tax.

The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

ASC Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of June 30, 2024 and 2023.

Earnings (Losses) Per Share

Basic and diluted earnings (losses) per share are calculated in accordance with ASC Topic 260 — “Earnings Per Share.” Under ASC Topic 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. The computation of diluted earnings (losses) per share is similar to basic earnings (losses) per share, except that the denominator is increased to include the potential dilution from the exercise of stock options and warrants for common shares using the treasury stock method. The numerator in calculating both basic and diluted earnings (losses) per common share for each period is the reported net income (loss).

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

For the three and six months ended June 30, 2024, the Company had basic and diluted weighted average shares of 47,504,875 and 47,415,630 outstanding, resulting in basic and diluted losses per share of $0.09 and $0.01, respectively. For the three and six months ended June 30, 2023, the Company had basic and diluted weighted averages shares of 43,844,285 and 43,321,303 outstanding, resulting in basic and diluted earnings per share of $0.11 and $0.21, respectively.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 was issued to (1) to clarify the guidance in FASB ASC Topic 820, “Fair Value Measurement”, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with FASB ASC Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. This update did not have a material effect on the accompanying unaudited consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (FASB ASC Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. This standard is effective for the Company beginning with its 2024 annual reporting. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. This update is not expected to have a material effect on the accompanying consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited consolidated financial statements.

Reclassifications

Certain amounts included in the Company’s June 30, 2023 and December 31, 2023 consolidated financial statements have been reclassified to conform to the presentation in the accompanying unaudited consolidated financial statements.

3.    Fair Value Measurement

The fair value measurement level within the fair value hierarchy of an asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of June 30, 2024:

	Level 1	Level 2	Total

	(in thousands)
Stocks and ETFs	$—	$1,798	$1,798
Mutual funds	—	—	—
Debt securities	—	—	—
Total investment securities, at fair value	$—	$1,798	$1,798

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2023:

	Level 1	Level 2	Total

	(in thousands)
Stocks and ETF’s	$—	$1,755	$1,755
Mutual funds	16,237	—	16,237
Debt securities	18,945	839	19,784
Total investment securities, at fair value	$35,182	$2,594	$37,776

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

Pursuant to ASC Topic 326-30-50-4 and 50-5 the Company is required to disclose investment securities that have been in a continuous unrealized loss position for 12 months or more as of the balance sheet date. As of June 30, 2024 and December 31, 2023, the Company had a continuous unrealized losses over 12 months in Available-For-Sale (“AFS”) debt securities of $0 and $0.8 million, respectively. The Company reviewed a number of factors to assess the credit quality of the debt instruments including, but not limited to, current cash position, operating cash flow, corporate earnings and the impending maturity date of said securities, as of the most recently filed financial statements. As such, at June 30, 2024 and December 31, 2023, the Company has an allowance for credit losses regarding AFS debt securities totaling $0 and $0.8 million, respectively, of which is included in investment securities (at fair value) on the consolidated balance sheets included in the accompanying consolidated financial statements. There was no such related provision of credit losses for the three and six month periods ended June 30, 2024 and 2023. During the three months ended June 30, 2024, the Company sold all of the remaining AFS debt securities.

The following table presents the impact of the Company’s AFS securities - debt securities on its Other Comprehensive Income (“OCI”) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)
OCI from AFS securities – debt securities:
Unrealized (losses) on debt securities at beginning of period	$191	$(470)	$316	$(561)
Reversal of losses from unrealized to realized	(65)	—	(65)	—
Unrealized (loss) gain	(126)	94	(251)	185
Change in OCI from AFS debt securities	(191)	94	(316)	185
Balance at end of period	$—	$(376)	$—	$(376)

As of June 30, 2024 and 2023, the investment securities cost basis was $3.1 million and $38.9 million, respectively.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

4.    Mortgages Receivable, net

The Company offers secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the Northeastern and Southeastern United States. The Company’s lending standards typically require that the original principal amount of all mortgage receivable notes be secured by first mortgage liens on one or more properties owned by the borrower or related parties and that the maximum LTV be no greater than 70% of the appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. The Company considers the maximum LTV as an indicator for the credit quality of a mortgage note receivable. In the case of properties undergoing renovation, the LTV ratio is calculated based on the estimated fair market value of the property after the renovations have been completed. However, the Company makes exceptions to this guideline if the facts and circumstances support the incremental risk. These factors include the additional collateral provided by the borrower, the credit profile of the borrower, the Company’s previous relationship, if any, with the borrower, the nature of the property, the geographic market in which the property is located and any other information the Company deems appropriate.

The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

As of June 30, 2024 and December 31, 2023, loans on nonaccrual status had an outstanding principal balance of $106.9 million and $84.6 million, respectively. The nonaccrual loans are inclusive of loans pending foreclosure. For the three and six months ended June 30, 2024, $0.3 million and $0.4 million of interest income was recorded on nonaccrual loans due to payments received, respectively. For both the three and six months ended June 30, 2023, $0.2 million of interest income, was recorded on nonaccrual loans. Real estate owned decreased as a result of increases in mortgages receivable that were financed by new borrowers, during the six months ended June 30, 2024 and 2023, which amounted $2.0 million and $1.4 million, respectively.

For the six months ended June 30, 2024 and 2023, the aggregate amounts of loans funded by the Company were $84.3 million and $114.5 million, respectively, offset by principal repayments of $79.6 million and $66.4 million, respectively.

As of June 30, 2024, the Company’s mortgage loan portfolio includes loans ranging in size up to $41.7 million with stated interest rates ranging from 5.0% to 15.0%, compared to loans ranging in size of up to $34.0 million with stated interest rates ranging from 5.0% to 14.2% for the period ended June 30, 2023. The default interest rate is generally 18%, but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.

As of June 30, 2024, and December 31, 2023, the Company had one borrower representing 11.7% and 10.1% of the outstanding mortgage loan portfolio, or $58.4 million and $50.4 million, respectively.

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

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

The Company’s estimate of expected credit losses includes a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. The Company reviews charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to allowance for credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the allowance for credit losses. The Company’s charge-off policy is determined by a review of each delinquent loan. The Company has an accounting policy to not place loans on nonaccrual status unless they are more than 90 days delinquent. Accrual of interest income is generally resumed when the delinquent contractual principal and interest is paid in full or when a portion of the delinquent contractually payments are made, and the ongoing required contractual payments have been made for an appropriate period.

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

The following table summarizes the activity in the mortgages receivable allowance for credit losses from December 31, 2023 through June 30, 2024:

			Allowance for credit losses
	Allowance for credit losses as of	Provision for credit losses	as of June 30,
	December 31, 2023	related to loans	2024

	(in thousands)
Geographical Location
New England	$5,764	$1,604	$7,368
Mid-Atlantic	1,324	3,305	4,629
South	435	1,973	2,408
West	—	—	—
Total	$7,523	$6,882	$14,405

Presented below is the Company’s loan portfolio by geographical location:

	June 30, 2024		December 31, 2023
	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio

	(in thousands)
Geographical Location
New England	$220,549	44.1%	$232,437	46.6%
Mid-Atlantic	89,125	17.8%	99,288	19.9%
South	186,358	37.3%	163,409	32.7%
West	4,101	0.8%	4,101	0.8%
Total	500,133	100.0%	499,235	100.0%
Less: Allowance for credit losses	(14,405)		(7,523)
Carrying value, net	$485,728		$491,712

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

Presented below are the carrying values by property type:

	June 30, 2024		December 31, 2023
	Outstanding		Outstanding
	Principal	% of Portfolio	Principal	% of Portfolio

	(in thousands)
Property Type
Residential	$289,887	58.0%	$246,520	49.4%
Commercial	146,550	29.3%	186,524	37.4%
Pre-Development Land	33,866	6.8%	35,920	7.2%
Mixed use	29,830	5.9%	30,271	6.0%
Total	500,133	100.0%	499,235	100.0%
Less: Allowance for credit losses	(14,405)		(7,523)
Carrying value, net	$485,728		$491,712

The following tables allocate the carrying value of the Company’s loan portfolio based on internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	June 30, 2024		Year Originated(1)
	Carrying	% of
FICO Score (2)	Value	Portfolio	2024	2023	2022	2021	Prior

	(in thousands)
Under 500	$545	0.1%	$142	$—	$—	$—	$403
501-550	3,356	0.7%	—	—	—	1,436	1,920
551-600	7,888	1.6%	110	290	2,170	3,569	1,749
601-650	35,733	7.1%	7,417	4,635	3,227	9,636	10,818
651-700	69,270	13.9%	655	10,753	16,089	32,838	8,935
701-750	203,670	40.7%	4,403	34,992	52,188	108,128	3,959
751-800	159,775	31.9%	25,512	38,636	54,804	39,311	1,512
801-850	19,896	4.0%	—	77	19,795	—	24
Total	500,133	100.0%	$38,239	$89,383	$148,273	$194,918	$29,320
Less: Allowance for credit losses	(14,405)
Carrying value, net	$485,728
(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	December 31, 2023		Year Originated(1)
	Carrying	% of
FICO Score (2)	Value	Portfolio	2023	2022	2021	2020	Prior

	(in thousands)
Under 500	$1,764	0.4%	$216	$—	$—	$—	$1,548
501-550	6,555	1.3%	2,331	1,440	1,864	—	920
551-600	33,723	6.8%	15,019	9,839	6,854	1,127	884
601-650	103,601	20.8%	16,053	26,981	52,073	3,988	4,506
651-700	97,284	19.5%	17,862	40,318	30,203	3,662	5,239
701-750	167,977	33.6%	19,935	51,276	83,946	7,411	5,409
751-800	64,313	12.9%	14,461	20,806	27,027	592	1,427
801-850	24,018	4.8%	865	23,096	—	—	57
Total	499,235	100.0%	$86,742	$173,756	$201,967	$16,780	$19,990
Less: Allowance for credit losses	(7,523)
Carrying value, net	$491,712
(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

The following table sets forth the maturities of mortgages receivable as of June 30, 2024:

As of June 30, 2024
(in thousands)
2024 (6 month) and prior	$301,357
2025	168,892
2026	28,755
Thereafter	1,129
Total	500,133
Less: Allowance for credit losses	(14,405)
Total	$485,728

At June 30, 2024, of the 262 mortgage loans included in the Company’s loan portfolio, 79, or 30.2%, representing $132.0 million of mortgage receivables have matured but have not been repaid in full or extended. The 79 aforementioned loans are inclusive of loans in pending/pre-foreclosure status. These loans are in the process of modification and will be extended if the borrower can satisfy the Company’s underwriting criteria, including the proper LTV ratio, at the time of renewal. The Company treats renewals and extensions of existing loans as new loans.

At December 31, 2023, of the 311 mortgage loans in the Company’s portfolio, 89, or 28.6%, representing $123.8 million of mortgage receivables, had matured in 2023 but were not repaid in full or extended.

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

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default. For the three months ended June 30, 2024 and 2023, $61.0 million, or 12.2%, and $17.7 million, or 3.5%, of total mortgage receivable was modified for borrowers experiencing financial difficulty, respectively. For the six months ended June 30, 2024 and 2023, $104.5 million, or 20.9%, and $27.6 million, or 5.4%, of total mortgage receivable was modified for borrowers experiencing financial difficulty, respectively.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

As of June 30, 2024 and 2023, the Company has committed to lend additional amounts totaling $13.4 million and $3.5 million to borrowers experiencing financial difficulty, respectively.

5. Investment in Rental Real Estate, net

As of June 30, 2024 and December 31, 2023, investment in rental real estate, net consist of the following:

Six months ended June 30, 2024	Cost	Accumulated Depreciation	Investment in Rental Real Estate, Net

	(in thousands)
Land	$4,557	$—	$4,557
Building	4,976	(92)	4,884
Site improvements	359	(18)	341
Tenant improvements	1,183	—	1,183
Construction in progress	939	—	939
Total	$12,014	$(110)	$11,904

Year ended December 31, 2023	Cost	Accumulated Depreciation	Investment in Rental Real Estate, Net

	(in thousands)
Land	$3,957	$—	$3,957
Building	4,936	(31)	4,905
Site improvements	358	(6)	352
Tenant improvements	1,183	—	1,183
Construction in progress	157	—	157
Total	$10,591	$(37)	$10,554

Building and site improvements are being depreciated using the straight-line method over its estimated useful life of 40 years and 15 years, respectively. Tenant improvements are amortized over the life of the respective lease using the straight-line method. Lease in-place intangible assets, deferred leasing costs and acquired below-market leases are amortized on a straight-line basis over the respective life of the lease. For the six months ended June 30, 2024, depreciation and amortization related to the asset was $0.1 million. Tenant improvements and other intangibles associated with the tenant are not being amortized until the commencement of the lease which is not until 2025.

Additionally, the Company leases space to a tenant under an operating lease. The lease provides for the payment of fixed base rent payable monthly in advance and periodic step-ups in rent over the term of the lease and a pass through to tenants of their share of increases in real estate taxes and operating expenses over a base year. The lease also provides for free rent and a tenant improvement allowance of $2.7 million. The rent concession period, or beginning of the lease term, begins January 2025 with a rent abatement period of 425 days.

As of June 30, 2024, future minimum rents under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (6 months)	$—
2025	—
2026	1,040
2027	1,269
2028	1,294
Thereafter	10,061
Total	$13,664

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

Estimated annual amortization of acquired below-market lease intangible is as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (6 months)	$—
2025	66
2026	66
2027	66
2028	66
Thereafter	401
Total	$665

Estimated annual amortization of acquired in-place lease intangible is as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (6 months)	$—
2025	57
2026	57
2027	57
2028	57
Thereafter	340
Total	$568

Estimated annual amortization of deferred leasing costs is as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (6 months)	$—
2025	39
2026	39
2027	39
2028	39
Thereafter	231
Total	$387

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

These payments represent contingent consideration in connection with this acquisition, requiring accrual when the payments are deemed probable and reasonably estimable. In January 2024, the Company submitted a proposal to the town of Westport for eight market rate residential units and two affordable rate units. Those units were approved in March of 2024, subject to a 30-day appeal period. In April 2024, the 30-day appeal period for the Westport Asset land approval expired, and the Company deemed these events which would give rise to a payment of Additional Purchase Price allocated to land to be considered probable. Accordingly, the agreed payment of $0.1 million per certain approved and sold or permitted market rate residential units has been recognized. The expected payment, of which is $0.6 million, has been accrued as of June 30, 2024 and is included in accounts payable and accrued liabilities on the consolidated balance sheets included in the accompanying unaudited consolidated financial statements.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

6.    Real Estate Owned (REO)

Property acquired through foreclosure are included on the Company’s consolidated balance sheets as real estate owned and further categorized as held for sale or held for rental, described in detail below.

As of June 30, 2024 and December 31, 2023, REO totaled $3.9 million and $3.5 million, respectively. For the three months ended June 30, 2024 and 2023, the Company recorded an impairment loss of 0.1 million and $0.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded an impairment loss of $0.1 million and $0.2 million, respectively.

The following table presents the Company’s REO as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(in thousands)
Real estate owned at the beginning of period	$3,462	$5,216
Principal basis transferred to real estate owned	1,626	1,756
Charges and building improvements	—	230
Proceeds from sale of real estate owned	(1,403)	(3,040)
Impairment loss	(77)	(794)
Gain on sale of real estate owned	264	94
Balance at end of period	$3,872	$3,462

As of June 30, 2024, REO included $0.8 million of real estate held for rental and $3.1 million of real estate held for sale. As of December 31, 2023, REO included $0.8 million of real estate held for rental and $2.7 million of real estate held for sale.

Properties Held for Sale

During the three months ended June 30, 2024, the Company sold ten properties held for sale and recognized a net gain of $0.3 million. During the six months ended June 30, 2024, the Company sold eleven properties held for sale and recognized a net gain of $0.3 million. During the three months ended June 30, 2023, the Company sold three properties held for sale and recognized a net loss of $0.02 million. During the six months ended June 30, 2023, the Company sold five properties held for sale and recognized a net gain of $0.1 million.

Properties Held for Rental

As of June 30, 2024, one property, a commercial building, was held for rental. The tenant signed a five-year lease that commenced on August 1, 2021.

As of June 30, 2024, future minimum rents under this lease were as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (6 months)	$27
2025	53
2026	31
Total	$111

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

7.   Other Assets

As of June 30, 2024 and December 31, 2023, other assets consist of the following:

	June 30, 2024	December 31, 2023

	(in thousands)
Prepaid expenses	$310	$511
Other receivables	1,217	1,923
Other assets	66	230
Notes receivable	5,499	4,508
Deferred financing costs, net	240	308
Deferred leasing cost	387	387
Leases in place intangible	568	568
Goodwill	391	391
Intangible asset – trade name	130	130
Total	$8,808	$8,956

8.    Lines of Credit, Mortgage Payable and Churchill Facility

Line of Credit – Wells Fargo

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (7.02% at June 30, 2024 and 6.77% at December 31, 2023). During the second quarter of 2024, the Company sold all of its investment securities that collateralized the line of credit. As such, the balance as of June 30, 2024 was $0. At December 31, 2023 the total outstanding balance on the Wells Fargo credit line was $26.8 million.

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

Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all of the Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure) and mortgages sold to Churchill under the Facility. The Needham Credit Facility expires March 2, 2026 but the Company has a right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as it is not in default and satisfies certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. The Company may terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires the Company to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

The Company uses the proceeds from the Needham Credit Facility to finance the continued expansion of its lending business and for general corporate purposes.

As of June 30, 2024 and December 31, 2023, the total outstanding principal balance on the Needham Credit Facility was $55.0 million and $35.0 million, respectively, with an interest rate of 8.25%.

Mortgage Payable

In 2021, the Company obtained a $1.4 million adjustable-rate mortgage loan from New Haven Bank (the “NHB Mortgage”) of which $750,000 was funded at closing to reimburse the Company for out-of-pocket costs relating to the acquisition of the property located at 568 East Main Street, Branford, Connecticut, which now serves as the Company’s headquarters. The NHB Mortgage accrued interest at an initial rate of 3.75% per annum for the first 72 months and was due and payable in full on December 1, 2037. The NHB Mortgage was a non-recourse loan, secured by a first mortgage lien on the Company’s prior headquarters, which was located at 698 Main Street, Branford, Connecticut and the property located at 568 East Main Street, Branford, Connecticut.

On February 28, 2023, the Company refinanced the NHB Mortgage with a new adjustable-rate mortgage loan from New Haven Bank (the “New NHB Mortgage”) in the original principal amount of $1.66 million. The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023 and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. Over the next five years, the Company is scheduled to make principal payments ranging from $47,000 to $59,000 annually, with the remaining balance due thereafter. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

As of June 30, 2024 and December 31, 2023, the total outstanding principal balance on the New NHB Mortgage was $1.0 million and $1.1 million, respectively.

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Churchill Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other factors. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR (which replaced the 90-day LIBOR) plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of June 30, 2024 and December 31, 2023, the effective interest rate charged under the facility was 9.60% and 9.47%, respectively.

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

The Company uses the proceeds from the Churchill Facility to finance the continued expansion of its lending business and for general corporate purposes. At June 30, 2024, the total amount outstanding under the Churchill Facility was $23.0 million. The collateral pledged to Churchill at June 30, 2024 was 16 mortgage loans that in the aggregate had unpaid principal balance of $54.0

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

million. At December 31, 2023, the total amount outstanding under the Churchill Facility was $26.5 million. The collateral pledged to Churchill at December 31, 2023 was 14 mortgage loans that in the aggregate had unpaid principal balance of $50.6 million.

The New NHB Mortgage and the Churchill Facility contain cross-default provisions.

9.    Unsecured Notes Payable

At June 30, 2024, the Company had an aggregate of $259.9 million of unsecured, unsubordinated notes payable outstanding, net of $4.8 million of deferred financing costs (collectively, the “Notes”). On June 25, 2024, the Company redeemed its 7.125% unsecured, unsubordinated Notes due June 30, 2024 in the aggregate principal amount of $23.7 million (“the June 2024 Notes”) plus the accrued interest thereon. Following the repayment of the June 2024 Notes, the Company has six series of Notes outstanding:

(i)	Notes having an aggregate principal amount of $34.5 million bearing interest at 6.875% per annum and maturing December 30, 2024 (the “December 2024 Notes”);
(ii)	Notes having an aggregate principal amount of $56.4 million bearing interest at 7.75% per annum and maturing September 30, 2025 (the “September 2025 Notes”);
(iii)	Notes having an aggregate principal amount of $51.8 million bearing interest at 6.0% per annum and maturing December 30, 2026 (the “December 2026 Notes”);
(iv)	Notes having an aggregate principal amount of $51.9 million bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”);
(v)	Notes having an aggregate principal amount of $30.0 million bearing interest at 7.125% per annum and maturing June 30, 2027 (the “June 2027 Notes”); and
(vi)	Notes having an aggregate principal amount of $40.3 million bearing interest at 8.00% per annum and maturing September 30, 2027 (the “September 2027 Notes”).

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SACC,” “SCCC,” “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, the December 2024 Notes, the September 2025 Notes, the December 2026 Notes, the March 2027 Notes, and the June 2027 Notes are callable at any time. The September 2027 Notes will be callable at any time on or after August 23, 2024.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

The following are the future principal payments on the notes payable as of June 30, 2024:

Years ending December 31,	Amount
(in thousands)
2024 (6 months)	$34,500
2025	56,364
2026	51,750
2027	122,125
Total principal payments	264,739
Deferred financing costs	(4,826)
Total notes payable, net of deferred financing costs	$259,913

The estimated amortization of the deferred financing costs as of June 30, 2024 is as follows:

Years ending December 31,	Amount
(in thousands)
2024 (6 months)	$1,114
2025	1,808
2026	1,410
2027	494
Total deferred costs	$4,826

10.   Accounts Payable and Accrued Liabilities

As of June 30, 2024 and December 31, 2023, accounts payable and accrued liabilities include the following:

	June 30, 2024	December 31, 2023

	(in thousands)
Accounts payable and accrued expenses	$1,253	$1,331
Allowance for credit losses on unfunded commitments	1,105	509
Accrued interest	442	482
Total	$2,800	$2,322

11.   Fee income from loans

For the three and six month periods ended June 30, 2024 and 2023, fee income from loans consists of the following:

	Three Months		Six Months
	ended June 30,		ended June 30,
	2024	2023	2024	2023

	(in thousands)
Origination and Modification fees	$1,194	$1,764	$2,656	$3,240
Extension fees	271	233	385	414
Late and other fees	226	37	509	150
Processing fees	36	30	71	62
Construction servicing fees	70	501	249	668
Legal fees	75	120	157	216
Other fees	211	634	672	739
Total	$2,083	$3,319	$4,699	$5,489

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

12.   Commitments and Contingencies

Origination, Modification, and Construction Servicing Fees

Loan origination and modification fees generally range from 1% - 3% each of the original loan principal or the modified loan balance and, generally, are payable at the time the loan is funded or modified. The unamortized portion is recorded as deferred revenue on the consolidated balance sheet. At June 30, 2024, deferred revenue was $4.8 million, which will be recorded as income as follows:

Years ending December 31,	Amount
(in thousands)
2024 (6 months)	$2,883
2025	1,867
2026	94
2027	3
Total	$4,847

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

Employment Agreements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018, April 2021 and April 2022 to $360,000, $500,000 and $750,000, respectively; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2021, the Company granted 89,928 restricted common shares (having a market value of $500,000) to Mr. Villano. One-third of such shares vested on each of January 1, 2022 and 2023, and the remaining one-third will vest on January 1, 2024. In April 2022, the Company granted 98,425 restricted common shares (having a market value of $500,000) to Mr. Villano. One-third of such shares vested on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025. In February 2023, the Company granted 130,890 restricted common shares (having a market value of $500,000) to Mr. Villano. One-third of such shares vested as of January 1, 2024 and one-third of such shares will vest on each of January 1, 2025 and 2026. In March 2024, the Company granted 111,857 restricted common shares (having a market value of $500,000) to Mr. Villano. One-third of such shares will vest on each of January 1, 2025, 2026 and 2027. All shares granted under John Villano’s employment contract are restricted until the respective vesting periods lapse. As of June 30, 2024, 231,926 restricted common shares remain unvested.

Unfunded Commitments

At June 30, 2024, the Company had future funding obligations totaling $89.0 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities.

Other

In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At June 30, 2024, there was two such properties. The unpaid principal balance on the properties that are subject to these proceedings was $2.1 million.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

13.   Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of June 30, 2024, and December 31, 2023, loans to known shareholders totaled $23.9 million and $25.6 million, respectively, which is included in mortgages receivables, net in the Company’s accompanying consolidated balance sheets. Interest income earned on these loans for the three months ended June 30, 2024 and 2023 totaled $0.5 million for both periods, and for the six months ended June 30, 2024 and 2023 totaled $1.1 million for both periods, which is included in interest income in the Company’s accompanying consolidated statements of operations.

In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain credit and compliance services. For the three-month periods ended June 30, 2024 and 2023, she received compensation of $.04 million and $.03 million respectively. For the six-month periods ended June 30, 2024 and 2023, she received compensation of $.08 million and $.08 million, respectively.

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

As of June 30, 2024, 36.3% of the properties securing the Company’s mortgage loans were located in Connecticut, 28.4% in Florida, and 12.8% in New York. The Company’s mortgage loans are categorized into four property types, which as of June 30, 2024 were; Residential (58.0%), Commercial (29.3%), Pre-Development Land (6.8%), and Mixed Use (5.9%). These concentrations of credit risk may be affected by changes in economic or other conditions of the particular geographic area or particular asset type that collateralize the Company’s mortgage loans.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 - Mortgages Receivable, net.

15.   Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of June 30, 2024 was 781,262.

During the six months ended June 30, 2024 and 2023, the Company granted an aggregate of 212,857 and 183,390, respectively, restricted common shares under the Plan, including restricted common shares granted to the Company’s Chief Executive Officer (see Note 12). Such shares had a fair value of approximately $0.8 million and approximately $0.7 million, respectively.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

With respect to the restricted common shares granted during the six months ended June 30, 2024, (i) 33,666 shares vested on May 9, 2024; (ii) 33,667 shares will vest on May 1, 2025 and 2026, respectively; (iii) 37,285 shares will vest on January 1, 2025; and (iv) 37,286 shares will vest on January 1, 2026 and 2027, respectively.

Stock-based compensation for the three months ended June 30, 2024 and 2023 was $0.2 million for both periods, which is included in compensation and employee benefits on the accompanying consolidated statements of operations. Stock-based compensation for the six months ended June 30, 2024 and 2023 was $0.4 million for both periods. As of June 30, 2024, there was unrecorded stock-based compensation expense of $1.1 million.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three months ended June 30, 2024 and 2023, the 401(k) Plan expense was $0.03 million and $0.03 million, respectively, which is included within compensation and employee benefits in the accompanying consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the 401 (k) Plan expense was $0.08 million and $0.08 million, respectively, which is included within compensation and employee benefits in the accompanying consolidated statements of operations.

16.   Equity Offerings

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75.0 million of its common shares and its Series A Preferred Stock (as defined in Note 18 below) with an aggregate liquidation preference of up to $25.0 million in an “at-the market” offering, which is ongoing (the “ATM Offering”). On June 17, 2024, the Company filed a new prospectus supplement (the “New Prospectus Supplement”) which modified the ATM Offering by reducing the amount of common shares the Company may offer and sell to up to an aggregate of $48.7 million, including the common shares the Company has already sold in the ATM Offering prior to the date of the New Prospectus Supplement. All the other terms of the ATM Offering remained the same.

During the six months ended June 30, 2024, under this offering, the Company sold an aggregate of 568,711 common shares, realizing gross proceeds of $2.1 million and 176,205 shares of its Series A Preferred Stock having an aggregate liquidation preference of approximately $4.4 million, realizing gross proceeds of $3.7 million (representing a discount of 16.2% from the liquidation preference). The Company’s issuance costs for both common shares and Series A Preferred Stock shares sold during the six months ended June 30, 2024 were nominal.

17.   Partnership Investments

As of June 30, 2024, the Company had invested an aggregate of $47.0 million in five limited liability companies in which it held non-controlling interests. The Company’s ownership interest in four of the limited liability companies ranges from 7% to 49% and one of the partnerships is owned 100% by the Company. The Company accounts for these investments at cost because the Company does not manage the entities and thus has no control or have significant influence over the investments. The third-party manager of the investments is a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s withdrawal from each limited liability company may only be granted by the manager of such entity. Each limited liability company has elected to be treated as a partnership for income tax purposes.

The Company’s partnership investments can be categorized into two fund structures, fund investments and direct loan investments. The fund investments primarily include investments in two partnerships that invest in mortgage loans. The direct loan investments are through three partnerships whereby the Company directly invests in the participation of individual loans. Both the fund and direct loan structure primarily invest in mortgage loans to borrowers with a majority of the deals being leveraged by a bank. These loans are primarily two- to three- year collateralized mortgage loans, often with contractual extension options for the borrowers

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

of an additional year. The Company receives quarterly dividends from the partnerships that are comprised of a preferred return, return of capital, and the incentive fee depending on each loan’s waterfall calculation, as defined by the loan agreements. The Company’s interests in the funds are not redeemable at any time, as its investment will be repaid as the underlying loans are repaid. The Company expects to be repaid on its current investments by December 31, 2027.

For the three months ended June 30, 2024 and 2023, the non-controlling partnership interests generated $1.2 million and $1.0 million, respectively, of income for the Company. For the six months ended June 30, 2024 and 2023, the partnerships generated $2.4 million and $1.6 million, respectively, of income for the Company.

At June 30, 2024, the Company had unfunded partnership commitments totaling $2.7 million.

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

19.   Subsequent Events

On July 19, 2024 the Company declared a dividend of $0.08 per share, or $3.8 million in the aggregate, to shareholders of record as of July 29, 2024, which was paid on August 6, 2024.

Between July 1, 2024 and August 14, 2024, through the Company’s at-the-market offering facility, the Company sold no common shares, and 7,622 shares of its Series A Preferred Stock having an aggregate liquidation preference of $0.2 million, realizing gross proceeds of $0.2 million (representing a discount of 13.3% from the liquidation preference.)

Between July 1, 2024 and August 14, 2024, the Company repurchased 114,796 of its common shares through its existing stock repurchase plan.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes to those statements included elsewhere in this Report. Certain statements in this discussion and elsewhere in this Report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. Actual operating results and financial conditions may differ materially from those anticipated in these forward-looking statements.

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

Review of the First Half of 2024 and Outlook for Balance of Year

Compared to the first half of 2023, revenue in the first half of 2024 increased 4.4%, net income attributable to common shareholders decreased 105.3%, and earnings per share decreased $0.22 per share. The increase in revenue is primarily due to an increase in interest rates that we are able to charge borrowers, reflected in our interest income which had an increase of 6.6%. In addition, income from partnership investments increased 55.1%, and, as of June 30, 2024 the underlying mortgage loan investments within those partnerships had zero defaults. The increase in revenue was offset by an overall 54.4% increase in operating expenses. The increase in operating expenses is mainly attributable to an increase of $9.7 million in provisions for credit losses related to loans year-over-year, which had the most significant impact on earnings per share. This was primarily driven by underlying asset valuation declines in our loans that are pending foreclosure. Provisions for credit losses, including impairment losses, are a non-cash charge and have no impact on our taxable income. Additionally, we had a 3.1% increase in interest expense and amortization of deferred financing costs. The increase in interest expense is primarily attributable to the higher interest rate environment. We expect interest expense to increase over the remainder of 2024 as we seek to refinance over $34.5 million aggregate principal amount of our unsecured unsubordinated notes maturing in 2024. We experienced a 12.7% increase in general and administrative expenses, driven primarily from consulting and professional fees, a 191.6% increase in other expenses driven primarily by tax expenses relating to our taxable REIT subsidiary.

Despite a difficult commercial real estate and capital markets environment, our primary business objective for 2024 is to protect book value for our shareholders. We believe we can do so by allocating capital in a manner that provides for attractive risk-adjusted returns to our shareholders over the long term - principally through dividends. This stems from our perception that the ongoing dislocation and turmoil in the credit markets and the banking sector will continue to fuel significant demand for our mortgage products. We intend to achieve our primary business objective by continuing to focus on selectively originating, managing, and servicing a portfolio of first mortgage real estate loans designed to generate attractive returns across a variety of market conditions and economic cycles. We believe that our strategy targeting larger-value loans with strong, experienced sponsors and on developing relationships with larger scale brokers, furthering our efforts to attract larger borrowers with better credit quality has been critical to our ability to continue to operate profitably in this difficult lending environment. In addition, to drive additional operational excellence, we are committed to continuously review, assess, and upgrade our existing operational processes, from workflows and employee roles/responsibilities to decision trees and data collection forms. We believe that our ability to react quickly to the needs of borrowers, our flexibility in terms of structuring loans to meet the needs of borrowers, our knowledge of the primary real estate markets we lend in, our expertise in “hard money” lending and our focus on newly originated first mortgage loans, should enable us to achieve our primary business objective. Nevertheless, we remain poised to take advantage of other real estate opportunities that may arise from time to time, whether they relate to the mortgage market or to direct or indirect investments in real estate.

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

We believe that the following factors are the major challenges confronting us for the remainder of 2024:

High interest rate environment. The rates on our existing credit facilities, including the Churchill Facility and the New NHB Mortgage (as defined below), have all increased. The effective rate of Needham Bank Credit Facility was 8.25%, and Churchill Facility was 9.60% as of June 30, 2024. In addition, the interest rate on the September 2027 Notes, our last note offering in 2022, was 8.0%, the highest it has ever been. We expect interest rates to remain elevated for the remainder of 2024.

Capital markets illiquidity. Our last underwritten public offering was in August 2022. Since then our sole source of working capital has been interest and principal payments on our existing loan portfolio, our existing credit facilities (Churchill and Needham) and intermittent sales under our at-the-market offering facility. In the current environment, growth capital is simply too expensive and will remain so until interest rates begin to come down.

Global and domestic political concerns. 2023 and early 2024 was marked with various geopolitical concerns, including the ongoing conflict between Ukraine and Russia and Israel and Hamas and other Iranian proxies, heightened tensions between the U.S. and China regarding Taiwan and global trade, Iran’s and North Korea’s continued pursuit of nuclear weapons and Iran’s ongoing attempts to destabilize the Middle East. These conflicts have led to market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. The true ramifications of these conflicts and their impact on the markets and our business operations, specifically our borrowers and real estate prices, are not fully known at this time. Our business is purely domestic, but we are impacted by market volatility and cybersecurity is a concern for all businesses. Additionally the United States will have a presidential election in the fourth quarter of this year. While the effects of the election are difficult to predict, one thing is clear: come January 2025, we will have a new administration, whose policies and priorities remain to be seen.

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

Property value fluctuations and declines. We monitor a variety of indicators to track property value trends, including the Federal Funds Rate, U.S Treasury data, days-on-market, pending sales, NAHB’s Housing Market Index and Co-Star reports. Additionally, we primarily utilize third-party valuations including, but not limited to, appraisals, broker price opinions, automated valuation models, and internal valuations to assist in both our underwriting and monitoring of our portfolio assets. Nevertheless, property value market cycles could have an adverse impact on our operations and financial condition. Over the past two years, the commercial real estate market throughout most of the United States has experienced a significant decline in value, which has led to a corresponding increase in the rate of loan defaults and foreclosures. As a result, many REITs have been forced to record additional allowances for credit losses and write-downs of real estate assets. Although many of our loans are secured by residential properties, 29.3% of our portfolio is secured by commercial real estate and, hence, we are not immune from this trend. On a quarterly basis, we evaluate the allowance for credit losses by analyzing several market indicators indicated above and adjust accordingly. Our total allowance for credit losses related to loans as of June 30, 2024 was $19.1 million. Our total provisions for credit losses related to loans for the three and six month periods ended June 30, 2024 were $8.5 million and $9.9 million, respectively. Similarly, the decline in commercial real estate values has led to an increase in our foreclosure rates. At June 30, 2024, 19.1% of the loans in our portfolio were in foreclosure proceedings compared to 18.0% at December 31, 2023. We expect these trends to continue through the remainder of 2024.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At June 30, 2024, our mortgage loan portfolio included 93 loans with future funding obligations, in the aggregate principal amount of $89.0 million, compared 143 loans with future funding obligations, in the aggregate principal amount of $103.3 million at June 30, 2023. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. To deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite these challenges, the changing dynamics of the real estate finance marketplace, the debt and equity markets, shocks to the financial system and challenging political developments, we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close and service loans quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintain or improve our existing underwriting and loan criteria. Specifically, we believe that the following factors will impact our performance in 2024.

●	Strong balance sheet. At June 30, 2024, we had $230.2 million of shareholders’ equity and total indebtedness for borrowed money of $343.8 million (including deferred financing costs). Thus, our capital structure was 58.6% debt and 41.4% equity compared to 61.3% debt and 38.7% equity at June 30, 2023 which is significantly lower than our mortgage REIT peers. Our equity includes 2,206,128 shares of Series A Preferred Stock (as defined in Note 18), which carries a dividend rate of 7.75% per annum.
●	Pricing power. For the six months ended June 30, 2024, and 2023, the yield on our mortgage loan portfolio, inclusive of default interest, was 12.81% and 12.17%, respectively. (For this purpose, the yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) The pullback from the banking sector continues to provide demand for products and as such we have the ability to maintain attractive pricing.
●	Access to capital. As a public company subject to the reporting requirements of the Exchange Act, we are able to access the public markets for capital. Since the IPO through June 30, 2024, we raised $511.7 million of gross proceeds through public offerings of our equity and debt securities. We have used the net proceeds from these offerings to grow our business.

●	Liquidity. In addition, to our capital raises through the public markets, we have other sources of liquidity: (i) a $200 million master repurchase financing facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York and (ii) a $65 million revolving credit facility with Needham Bank, a Massachusetts co-operative bank, which can be increased up to $75 million (the “Needham Credit Facility”). As of June 30, 2024, we had cash and cash equivalents of $10.6 million.
●	Management. Our senior executive officers include John Villano, president and chief executive officer, and Nicholas Marcello, chief financial officer. Other key personnel include a senior vice president – asset management and a vice president – asset management. In addition, we have added personnel in operations, accounting and administration to accommodate the growth of our business. Although these new hires have resulted in increased compensation, they were and will continue to be necessary to accommodate our growth and to maintain our ability to continue to service our borrowers and manage our business without sacrificing quality.

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

We do not have any formal policy limiting the amount of indebtedness we may incur, but we are limited to a 150% asset coverage ratio from our debt covenants. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At June 30, 2024, debt represented 58.6% of our total capital compared to 61.3% at June 30, 2023. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Debt

Our total outstanding indebtedness at June 30, 2024 was $343.8 million, which included $23.0 million outstanding under the Churchill Facility, $1.0 million outstanding under the New NHB Mortgage, $55.0 million outstanding under the Needham Credit Facility and $264.7 million aggregate outstanding principal amount of five-year, unsecured unsubordinated notes, (the “Notes”) as set forth below. On June 25, 2024, we redeemed our 7.125% unsecured, unsubordinated Notes due June 30, 2024 in the aggregate principal amount of $23.7 million (“the June 2024 Notes”) plus accrued and unpaid interest. Following the repayment of the June 2024 Notes, the following Notes remain outstanding:

●	$40.3 million aggregate original principal amount, issued August 23, 2022, bearing interest at the rate of 8.00% per annum and maturing on September 30, 2027 (the “September 2027 Notes”), which trades on the NYSE American under the symbol SCCG;
●	$30.0 million aggregate original principal amount, issued May 11, 2022, bearing interest at the rate of 7.125% per annum and maturing on June 30, 2027 (the “June 2027 Notes”), which trades on the NYSE American under the symbol SCCF;
●	$51.9 million aggregate original principal amount, issued March 9, 2022, bearing interest at the rate of 6.00% per annum and maturing on March 30, 2027 (the “March 2027 Notes”), which trades on the NYSE American under the symbol SCCE;

●	$51.8 million aggregate original principal amount, issued December 20, 2021, bearing interest at the rate of 6.00% per annum and maturing on December 30, 2026 (the “2026 Notes”), which trades on the NYSE American under the symbol SCCD;
●	$56.4 million aggregate original principal amount, of which $14.4 million was issued September 4, 2020, $14.0 million was issued October 23, 2020 and $28.0 million was issued December 22, 2020, bearing interest at the rate of 7.75% per annum and maturing on September 30, 2025 (the “2025 Notes”), which trades on the NYSE American under the symbol SCCC. The 2025 Notes are prepayable beginning on September 4, 2022; and
●	$34.5 million aggregate original principal amount, issued November 7, 2019, bearing interest at the rate of 6.875% per annum and maturing on December 30, 2024 (the “December 2024 Notes”), which trades on the NYSE American under the symbol SACC.

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

Under the terms of the Indenture, we may, at our option, at any time and from time to time, redeem Notes two years after the date of their original issuance. As such, the December 2024 Notes, the 2025 Notes, the 2026 Notes, the March 2027 and the June 2027 Notes are all currently redeemable at our option. The September 2027 Notes will be redeemable at any time on or after August 23, 2024. In each case the redemption price is equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness as of June 30, 2024 includes the Churchill Facility, the New NHB Mortgage and the Needham Credit Facility (each as described below).

Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that (A) prohibits us from (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) requires us to maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At June 30, 2024, the amount outstanding under the Churchill Facility was $23.0 million, which amount was accruing interest of an effective rate of 9.6% per annum.

On February 28, 2023, we refinanced the $1.4 million adjustable-rate mortgage loan from New Haven Bank which we originally obtained in 2021, with a new $1.66 million adjustable-rate mortgage loan from New Haven Bank (the “New NHB Mortgage”). The new loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028 and March 1, 2033 to the then published 5-year Federal Home Loan Bank of Boston Classic

Advance Rate, plus 1.75%. From April 1, 2023 through March 1, 2038, principal and interest is due and payable on a monthly basis. All payments under the new loan are amortized based on a 20-year amortization schedule. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The new loan is a non-recourse obligation, secured primarily by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

On March 2, 2023, we entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (the “Administrative Agent”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, we have the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. As of September 8, 2023, the Needham Credit Facility was increased to $65 million. Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets. Assets excluded from the lien include real estate owned by us (other than real estate acquired pursuant to foreclosure), and mortgages sold under the Churchill Facility. The Needham Credit Facility expires March 2, 2026 subject to our right to extend the term for one year upon the consent of the Administrative Agent and the Lenders, which consent cannot be unreasonably withheld, and so long as we are not in default and satisfy certain other conditions. All outstanding revolving loans and accrued but unpaid interest are due and payable on the expiration date. We have the right to terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to the Administrative Agent at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires us to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ended June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%. At June 30, 2024, the amount outstanding under the Needham Credit Facility was $55.0 million, which was accruing interest of an effective rate of 8.25% per annum.

Finally, from time-to-time we raise capital by selling our Common Shares and shares of our Series A Preferred Stock through our at-the market offering facility. During the six months ended June 30, 2024, under our at-the-market offering facility, we sold an aggregate of 568,711 common shares, realizing gross proceeds of $2.1 million and 176,205 shares of its Series A Preferred Stock having an aggregate liquidation preference of approximately $4.4 million, realizing gross proceeds of $3.7 million (representing a discount of 16.2% from the liquidation preference.) At June 30, 2024, $48.3 million of common shares and shares of Series A Preferred Stock having a liquidation preference of approximately $18.7 million were available for future sale under the ongoing at-the-market offering.

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

So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate income tax rates and may be precluded from electing to be treated as a REIT for four taxable years following the year during which we lose our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income.

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

We record allowances for credit losses in accordance with ASU No. 2016-13, known as CECL (i.e., current expected credit losses) on our loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. Further, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. Also, as allowed under the CECL standard that we have adopted, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. We utilize a loss-rate method for estimating current expected credit losses. The loss rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, we consider various factors including (1) historical loss experience in its portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) our current and future view of the macroeconomic environment. We also utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. The allowance for the mortgages receivable is presented in the consolidated balance sheets while the allowances on the interest receivable, due from borrowers, and (available-for-sale debt) investment securities are presented net of the allowance. The accrued allowance for unfunded construction commitments is included in accounts payable and accrued liabilities on the consolidated balance sheets included in the accompanying unaudited consolidated financial statements. The change in the balances during the reporting period are recorded in the consolidated statements of operations under the provision for credit losses related to loans.

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Total revenue

Total revenue for the three months ended June 30, 2024 was $15.1 million compared to $16.3 million for the three months ended June 30, 2023, a decrease of $1.2 million, or 6.9%. The decrease in revenue is primarily attributable to a decrease in our lending operations in comparison to the three months ended June 30, 2023. This decrease is attributable to the current conditions in the capital markets, which make it very difficult for us to raise the capital we need to grow our mortgage loan portfolio. As a result, loan originations, modifications, and extensions for the second quarter of 2024 were $34.5 million compared to $46.4 million for the second quarter of 2023 resulting in fee income in the second quarter of 2024 amounting to $2.1 million compared to $3.3 million in the second quarter of 2023, a decrease of $1.2 million, or 37.2%. For the 2024 period, interest income was $11.8 million compared to $11.9 million for the 2023 period, a decrease of $0.1 million or 1.2%. Income from partnership investments was $1.2 million for the 2024 period compared to $1.0 million for the 2023 period, an increase of $0.2 million or 21.0%. In addition, other investment income for the 2024 period was $0.07 million compared to $0.03 million for the 2023 period, an increase of $0.04 million or 105.9%. Other income remained stagnant period over period.

Operating expenses

Total operating expenses for three months ended June 30, 2024 were $18.5 million compared to $10.3 million for the three months ended June 30, 2023, an increase of $8.2 million or 78.8%. The increase in operating expenses is primarily attributable to our provision for credit losses related to loans. In the 2024 period, provision for credit losses related to loans were $8.5 million compared to $0.1 million in the same 2023 period, an increase of $8.4 million. This increase is primarily due to a period-over-period increase of loans in pending and pre-foreclosure status of $23.1 million, as a result of $73.1 million of unpaid principal, interest, and charges as of June 30, 2024 compared to $50.0 million as of June 30, 2023. Such balances consist of primarily commercial assets, of which have experienced a decline in fair value throughout 2024. See Note 2 to the accompanying unaudited consolidated financial statements included elsewhere in this Report for further details on our methodology on determining allowance for credit losses and provisions for credit losses related to loans under such category. The remaining fluctuations in operating expenses were primarily attributable to (i) general and administrative expenses decreased $0.1 million, (ii) interest and amortization of deferred financing costs decreased $0.2 million, and (iii) other expenses which increased $0.1 million.

Other income (loss)

Total other income (loss) for the three months ended June 30, 2024, was $0.3 million compared to a ($0.3) million loss for the three months ended June 30, 2023. For the three months ended June 30, 2024, we reported a gain on equity securities of $0.1 million as a result of market fluctuations. The remaining balance in other income (loss) for the 2024 period relate to a gain on sale of real estate and property and equipment, net of $0.3 million and impairment loss of $0.1 million. For the three months ended June 30, 2023, we reported gain on equity securities of $0.2 million as a result of market fluctuation. The remaining balance in other income (loss) for the 2023 period relate to a loss on sale of real estate and property and equipment, net of $0.02 million and impairment loss of $0.4 million.

Net income (loss)

Net income (loss) attributable to common shareholders for the three months ended June 30, 2024 was ($4.1) million, or ($0.09) per share, compared to $4.8 million, or $0.11 per share for the three months ended June 30, 2023. The decrease in net income is primarily due to the period-over-period increase of $8.4 million in the provision for credit losses related to loans and the period-over-period decrease of $1.1 million in revenue.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Total revenue

Total revenue for the six months ended June 30, 2024 was $32.0 million compared to $30.6 million for the six months ended June 30, 2023, an increase of $1.4 million, or 4.4%. The increase in revenue is primarily attributable to the increase in the interest rates that we are able to charge borrowers compared to the six months ended June 30, 2023. For the 2024 period, interest income was $24.4 million compared to $22.9 million for the 2023 period, representing an increase of $1.5 million or 6.6%. Fee income from loans decreased to $4.7 million compared to $5.5 million for the 2023 period, a decrease of $0.8 million, or 14.4%. This decrease was attributable mainly to a decrease in originations. The number of new loans funded in the first six months of 2024 were 24 in the amount of $50.7 million, compared to 38 loans in the amount of $72.2 million in the first six months of 2023. Similarly, origination fee income decreased approximately 50.0%, from $1.6 million in the first six months of 2023 to $0.8 million in the first six months of 2024, which is included in fee income. Income from partnership investments increased to $2.4 million for the 2024 period compared to $1.6 million for the 2023 period, an increase of $0.8 million or 55.1%. Other investment income was $0.4 million for the 2024 period compared to $0.6 million for the 2023 period, a decrease of $0.2 million or 39.0%. Other income was $0.06 million for the 2024 period compared to $0.03 million for the 2023 period, an increase of $0.03 million, or 90%.

Operating expenses

Total operating costs and expenses for six months ended June 30, 2024 were $31.0 million compared to $20.1 million for the six months ended June 30, 2023, an increase of $10.9 million, or 54.4%. The increase in operating expenses is primarily attributable to our provision for credit losses related to loans. In the 2024 period, provision for credit losses related to loans were $9.9 million compared to $0.2 million in the same 2023 period, an increase of $9.7 million. The increase in provision for credit losses related to loans relates to the aforementioned increase in loans in pending and pre-foreclosure as well as the decline in fair value of such assets, along with the expectation of future decreases in such fair values. The remaining fluctuations relate to the increase in our floating rates for our debt. In the 2024 period, interest and amortization of deferred financing costs was $14.4 million compared to $14.0 million in the same 2023 period, an increase of $0.4 million, or 3.1%. Lastly, general and administrative expenses increased $0.3 million, or 12.7%, and other expenses increased $0.6 million or 191.6%.

Other income (loss)

Total other income for the six months ended June 30, 2024, was $0.6 million compared to $0.3 million for the six months ended June 30, 2023, an increase of $0.3 million. For the six months ended June 30, 2024, we reported a gain on equity securities of $0.5 million as a result of market fluctuations and liquidating the investments held at Wells Fargo. The remaining fluctuations in other income (loss) for the 2024 period were gain on sale of real estate and property and equipment, net of $0.3 million and impairment loss of $0.1 million. For the six months ended June 30, 2023, we reported gain on equity securities of $0.6 million as a result of market fluctuation. The remaining balance in other income for the 2023 period relate to a gain on sale of real estate and property and equipment, net of $0.1 million and impairment loss of $0.4 million.

Net Income (loss)

Net income (loss) attributable to common shareholders for the six months ended June 30, 2024 was $0.5 million, or ($0.01) per share, compared to $9.0 million, or $0.21 per share for the six months ended June 30, 2023. The decrease in net income is primarily due to the year-over-year increase in provisions for credit losses related to loans, as stated above.

Liquidity and Capital Resources

Total assets at June 30, 2024 were $586.3 million compared to $625.5 million at December 31, 2023, a decrease of $39.2 million, or 6.3%. The decrease was due primarily to the decrease of our cash and cash equivalents of $2.0 million, a decrease in investments securities of $36.0 million, a decrease in net mortgages receivable of $6.0 million, and a decrease in interest and fee receivable of $0.7 million, offset by increases in investment in rental real estate of $1.4 million and investment in partnership of $3.9 million.

Total liabilities at June 30, 2024 were $356.2 million compared to $395.5 million at December 31, 2023, a decrease of $39.3 million, or 9.9%. This decrease is primarily due to principal repayments of; notes payable of $22.4 million, repurchase facility of $3.5 million, and the line of credit of $6.8 million. Additionally, decreases in the accrued dividends payable of $5.1 million and advances from borrowers of $2.1 million, offset by increases in deferred revenue of $0.2 million and accounts payable and accrued liabilities of $0.5 million.

Total shareholders’ equity at June 30, 2024 was $230.2 million compared to $230.1 million at December 31, 2023, an increase of $0.1 million. This increase was due primarily to net proceeds of $5.7 million from the sale of common shares and shares of Series A Preferred Stock and our net income of $1.6 million, offset by dividends paid on common shares and Series A Preferred stock of $2.1 million and $5.2 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2024 was $11.2 million compared to $12.1 million for the comparable 2023 period. For the 2024 period net cash provided by operating activities consisted primarily of net income of $1.6 million, amortization of deferred financing costs and bond discount of $1.3 million, depreciation expense of $0.2 million, stock based compensation of $0.4 million, provision for credit losses related to loans of $9.9 million, and a decrease in interest and fees receivable, net of $0.4 million, offset by gain on equity securities of $0.5 million, decrease in advances from borrowers of $2.1 million, an increase due from borrowers, net of $0.6 million, and a net gain on sale of real estate and property and equipment of $0.3 million. For the 2023 period net cash provided by operating activities consisted primarily of net income of $10.8 million, amortization of deferred financing costs and bond discount of $1.2 million, stock based compensation of $0.4 million, impairment loss of $0.4 million, increases in deferred revenue of $0.5 million and advances from borrowers of $2.7 million, offset by gain on equity securities of $0.6 million, increase in due from borrowers, net of $1.5 million, increase in other assets in aggregate of $0.7 million, and an increase interest and fees receivable, net of $1.5 million.

Net cash provided by (used in) investing activities for the six months ended June 30, 2024 was $27.5 million compared to net cash used for investing activities of $65.2 million for the comparable 2023 period. For the 2024 period, net cash provided by investing activities consisted primarily of proceeds from the sale of investment securities of $44.0 million, proceeds from sales of real estate owned of $1.4 million, and principal collections on mortgages receivable of $79.6 million, offset by purchases of investment securities of $7.8 million, purchases of interests in investment partnerships, net of $3.9 million, improvements in investment in rental real estate of $1.4 million, and principal disbursements for mortgages receivable of $84.3 million. For the 2023 period, net cash used in investing activities consisted primarily of purchases of investment securities of $18.3 million, net purchases of interests in investment partnerships, net of $4.6 million, purchase of property and equipment of $0.7 million and principal disbursements for mortgages receivable of $114.5 million, offset by principal collections on mortgages receivable of $66.4 million, proceeds from sale of real estate owned of $0.2 million and by proceeds from the sale of investment securities of $6.5 million.

Net cash provided by (used in) financing activities for the six months ended June 30, 2024 was $(40.7) million compared to net cash provided by financing activities of $44.5 million for the comparable 2023 period. Net cash used in financing activities for the 2024 period consists principally of repayment of lines of credit of $6.8 million, repayment of repurchase facility of $3.5 million, dividends paid on common shares and Series A Preferred Stock of $10.4 million and $2.1 million, respectively, and repayment of the unsecured notes payable that came due in June 2024 of $23.6 million, offset by proceeds from the issuance of common shares, net of expenses and Series A Preferred Stock, net of expenses of $2.1 million and $3.6 million, respectively. Net cash provided by financing activities for the 2023 period consists principally of net proceeds from the issuance of common shares, net of expenses of $9.7 million, net proceeds from the issuance of Series A Preferred Stock, net of expenses of $0.5 million, net proceeds from lines of credit of $32.3 million, net proceeds from repurchase facility of $8.0 million, proceeds from mortgage payable of $0.9 million and proceeds from issuance of unsecured unsubordinated notes payable of $6.2 million, offset primarily by dividends paid on Common Shares of $11.0 million and Series A Preferred Stock of $11.0 million and $1.8 million, respectively.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and construction draws and payments for usual and customary operating and administrative expenses, such as interest payments on notes payable, employee compensation, sales, marketing expenses and dividends. Additionally, the December 2024 Notes are maturing on December 30, 2024. We intend to repay the December 2024 Notes either by refinancing them or with a combination of drawdowns from of our existing credit facilities, current cash on hand, and principal repayments of our mortgage loans. Based on this analysis, we believe that our current cash balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

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

On July 19, 2024 we declared a dividend of $0.08 per share, or $3.8 million in the aggregate, to shareholders of record as of July 29, 2024, which was paid on August 6, 2024.

Between July 1, 2024 and August 14, 2024, through our at-the-market offering facility, we sold 7,622 shares of its Series A Preferred Stock having an aggregate liquidation preference of $0.2 million, realizing gross proceeds of $0.2 million (representing a discount of 13.3% from the liquidation preference.)

Between July 1, 2024 and August 14, 2024, we repurchased 114,796 common shares through our existing stock repurchase plan.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of June 30, 2024, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment, software licenses and investment in partnerships.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

	(In thousands)
Unfunded portions of outstanding construction loans	$88,965	$59,735	$29,230	$—	$—
Unfunded partnership commitments	2,734	2,734	—	—	—
Total contractual obligations	$91,699	$62,469	$29,230	$—	$—

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

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that are secured by liens on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our other securities. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to pay dividends to the holders of our equity securities or scheduled debt payments. There can be no assurance that our leveraging strategy will be successful.

Our outstanding indebtedness imposes, and additional debt we may incur in the future will likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a REIT. A failure to add new debt facilities or issue additional debt securities or incur other indebtedness in lieu of or in addition to existing indebtedness could have a material adverse effect on our business, financial condition or results of operations.

Our total outstanding indebtedness at June 30, 2024 was $343.8 million, which included $23.0 million outstanding under the Churchill Facility, $1.0 million outstanding under the New NHB Mortgage, $55.0 million outstanding under the Needham Credit Facility and $264.7 million aggregate outstanding principal amount of Notes. We may incur additional indebtedness in the future, including, but not limited to, borrowings under the Churchill Credit Facility and Needham Credit Facility or the issuance of additional debt securities in one or more public or private offerings, although there can be no assurance that we will be successful in doing so. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ depends on the assessment of management and the board of directors of market and other factors at the time of any proposed borrowing.

Under the Notes, we are generally required to meet an asset coverage ratio at least equal to 150%, respectively, of total assets to total borrowings and other senior securities, which include all our borrowings and any redeemable preferred stock we may issue in the future. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our shareholders. Our asset coverage ratio as of June 30, 2024 was 171.6%.

Provisions for credit losses and impairments remain a risk to our business.

We monitor a variety of indicators to track property value trends, including the Federal Funds Rate, U.S Treasury data, days-on-market, pending sales, NAHB’s Housing Market Index and the Senior Loan Officer Opinion Survey. Additionally, we almost always utilize a third-party valuation including, but not limited to, appraisals, broker price opinions, and automated valuation models, to assist in both our underwriting and monitoring of our portfolio assets. Property value market cycles could have an adverse impact on our operations and financial condition. Over the past three years, the commercial real estate market throughout most of the United States has experienced a significant decline in value, notably commercial office assets, which has led to a corresponding increase in the rate of loan defaults and foreclosures. As a result, many REITs have been forced to record additional allowances for credit losses and write-downs of real estate assets. Although most of our loans are secured by residential properties, 29.3% of our portfolio is secured by commercial real estate and, hence, we are not immune from this trend. On a quarterly basis, we evaluate the allowance for credit losses by analyzing several market indicators indicated above and adjust accordingly. Our total allowance for credit losses related to loans as of June 30, 2024 was $19.1 million. Our total provisions for credit losses related to loans for the three and six month periods ended June 30, 2024 were $8.5 million and $9.9 million, respectively. Under GAAP, allowances for credit losses and impairment charges reduce net income and, therefore, could have a material adverse impact on the value of our securities, which could make it more difficult for us to raise capital or increase the cost of capital. Unless we see a reversal of the decline in commercial property valuations, interest raise easing from the federal reserve, and an increase in lending activity for commercial real estate, we believe further allowances for credit losses, provisions for credit losses and impairments remain a risk to our business.

A high level of defaults, particularly among larger mortgage loans, could have a material adverse impact on our business, operations and financial condition.

Historically, our mortgage loans were relatively small, and a small number of foreclosures did not have a material adverse impact on our business. However, our business strategy has changed, and we are now making larger loans with increasing frequency, changing the risk profile of our mortgage loan portfolio. When combined with the decline in commercial real estate values and restrictive credit conditions, the rate of foreclosures that we are experiencing is increasing. At June 30, 2024 we had 262 loans, 44.3% of the loans in our portfolio, with an outstanding principal balance exceeding $1 million. Of the 262 mortgage loans in our portfolio, 50, or 19.1%, were in the process of foreclosure. These foreclosure loans had an aggregate outstanding balance, principal, accrued but unpaid interest and other borrower charges, of $72.9 million. At December 31, 2023, we had 113 loans, 36.3% of the loans in our portfolio, with an outstanding principal balance exceeding $1 million. Of the 311 mortgage loans in our portfolio, 56, or 18.0%, were in the process of foreclosure. These loans had an aggregate outstanding balance, principal, accrued but unpaid interest and other borrower charges, of $68.1 million. At December 31, 2022, we had 98 loans, 22.1% of the loans in our portfolio, with an outstanding principal balance exceeding $1 million. Of the 444 mortgage loans in our portfolio, 40, or 9.0%, were in the process of foreclosure. These loans had an aggregate outstanding balance, principal, accrued but unpaid interest and other borrower charges, of $24.0 million. If this trend continues, it could have a material adverse impact on our business, operations and financial condition.

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

SACHEM CAPITAL CORP.
Date: August 14, 2024	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Nicholas M. Marcello
Nicholas M. Marcello
Chief Financial Officer
(Principal Accounting and Financial Officer)