Form 10-Q
period 2024-09-30
Sachem Capital Corp.
filed 2024-11-14
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 13, 2024, the Issuer had a total of 49,965,306 common shares, $0.001 par value per share, outstanding.

SACHEM CAPITAL CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) for the three and nine month periods ended September 30, 2024 includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, some of which are described in our 2023 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, both of which are filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$5,881	$12,598
Investment securities (at fair value)	1,568	37,776
Mortgages receivable	477,095	499,235
Allowance for credit losses	(20,212)	(7,523)
Mortgages receivable, net of allowance for credit losses	456,883	491,712
Interest and fees receivable, net	5,003	8,475
Due from borrowers, net	6,116	5,597
Real estate owned	4,332	3,462
Investments in partnerships	54,118	43,036
Investments in rental real estate, net	12,962	10,554
Property and equipment, net	3,249	3,373
Other assets	5,345	8,956
Total assets	$555,457	$625,539

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $4,275 and $6,048)	$260,464	$282,353
Repurchase facility	23,482	26,461
Mortgage payable	1,022	1,081
Lines of credit	35,500	61,792
Accrued dividends payable	—	5,144
Accounts payable and accrued liabilities	3,292	2,322
Advances from borrowers	7,056	10,998
Below market lease intangible	665	665
Deferred revenue	3,369	4,647
Total liabilities	334,850	395,463

Commitments and Contingencies:

Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 2,279,824 and 2,029,923 shares of Series A Preferred Stock issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2	2
Common stock - $.001 par value; 200,000,000 shares authorized; 47,011,349 and 46,765,483 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	47	47
Additional paid-in capital	256,310	249,826
Accumulated other comprehensive income	—	316
Accumulated deficit	(35,752)	(20,115)
Total shareholders’ equity	220,607	230,076
Total liabilities and shareholders’ equity	$555,457	$625,539

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Interest income from loans	$11,420	$14,274	$35,816	$37,156
Fee income from loans	1,843	2,421	6,543	7,910
Income from partnership investments	1,495	782	3,907	2,338
Other investment income	3	285	388	897
Other income	24	13	81	40
Total revenues	14,785	17,775	46,735	48,341

Operating expenses
Interest and amortization of deferred financing costs	6,836	7,683	21,278	21,695
Compensation and employee benefits	1,745	1,735	5,053	5,075
General and administrative expenses	2,301	1,329	4,797	3,539
Provision for (recovery of) credit losses related to loans	8,096	(131)	17,964	65
Impairment loss on real estate owned	320	200	397	613
Loss (gain) on sale of real estate and property and equipment, net	(30)	199	(294)	73
Other expenses	339	330	1,205	634
Total operating expenses	19,607	11,345	50,400	31,694
Operating income (loss) before other income (loss)	(4,822)	6,430	(3,665)	16,647

Other income (loss)
Gain (loss) on equity securities	(229)	(240)	229	361
Total other income (loss), net	(229)	(240)	229	361
Net income (loss)	(5,051)	6,190	(3,436)	17,008
Preferred stock dividend	(1,095)	(967)	(3,187)	(2,816)
Net income (loss) attributable to common shareholders	$(6,146)	$5,223	$(6,623)	$14,192

Basic earnings (loss) per common share	$(0.13)	$0.12	$(0.14)	$0.32
Diluted earnings (loss) per common share	$(0.13)	$0.12	$(0.14)	$0.32
Basic weighted average common shares outstanding	47,339,635	44,754,921	47,390,113	43,805,310
Diluted weighted average common shares outstanding	47,339,635	44,754,921	47,390,113	43,805,310

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$(5,051)	$6,190	$(3,436)	$17,008
Other comprehensive income (loss):
Unrealized gain (loss) on debt securities	—	(84)	(251)	102
Reversal of losses on debt securities from unrealized to realized	—	—	(65)	—
Comprehensive income (loss)	(5,051)	6,106	(3,752)	17,110
Preferred stock dividend	(1,095)	(967)	(3,187)	(2,816)
Total comprehensive income (loss) attributable to common shareholders	$(6,146)	$5,139	$(6,939)	$14,294

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share data)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Totals
Balance, July 1, 2024	2,206,128	$2	47,547,051	$48	$255,928	$—	$(25,810)	$230,168

Issuance of Series A Preferred Stock, net of expenses	73,696	—	—	—	1,541	—	—	1,541

Stock buyback	—	—	(535,369)	(1)	(1,372)	—	—	(1,373)

Stock-based compensation, less shares forfeited	—	—	(333)	—	213	—	—	213

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(1,095)	(1,095)

Dividends paid on Common Shares	—	—	—	—	—	—	(3,796)	(3,796)

Net loss	—	—	—	—	—	—	(5,051)	(5,051)
Balance, September 30, 2024	2,279,824	$2	47,011,349	$47	$256,310	$—	$(35,752)	$220,607

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, July 1, 2023	1,927,603	$2	43,822,050	$44	$236,595	$(376)	$(7,222)	$229,043

Issuance of Series A Preferred Stock, net of expenses	68,276	—	—	—	1,378	—	—	1,378

Issuance of Common Shares, net of expenses	—	—	1,547,712	1	5,640	—	—	5,641

Stock-based compensation, less shares forfeited	—	—	(5,333)	—	221	—	—	221

Unrealized loss on debt securities	—	—	—	—	—	(84)	—	(84)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(967)	(967)

Dividends paid on Common Shares	—	—	—	—	—	—	(5,895)	(5,895)

Net income	—	—	—	—	—	—	6,190	6,190
Balance, September 30, 2023	1,995,879	$2	45,364,429	$45	$243,834	$(460)	$(7,894)	$235,527

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued) (unaudited)

(dollars in thousands, except share data)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Totals
Balance, January 1, 2024	2,029,923	$2	46,765,483	$47	$249,826	$316	$(20,115)	$230,076

Issuance of Series A Preferred Stock, net of expenses	249,901	—	—	—	5,157	—	—	5,157

Issuance of Common Shares, net of expenses	—	—	568,711	1	2,049	—	—	2,050

Stock buyback	—	—	(535,369)	(1)	(1,372)	—	—	(1,373)

Stock-based compensation, less shares forfeited	—	—	212,524	—	650	—	—	650

Unrealized loss on debt securities	—	—	—	—	—	(251)	—	(251)

Reversal of losses from unrealized to realized	—	—	—	—	—	(65)	—	(65)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(3,187)	(3,187)

Dividends paid on Common Shares	—	—	—	—	—	—	(9,014)	(9,014)

Net loss	—	—	—	—	—	—	(3,436)	(3,436)
Balance, September 30, 2024	2,279,824	2	47,011,349	47	256,310	—	(35,752)	$220,607

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Totals
Balance, January 1, 2023	1,903,000	$2	41,093,536	$41	$226,221	$(562)	$(7,995)	$217,707

Cumulative effect of adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	(2,490)	(2,490)

Issuance of Series A Preferred Stock, net of expenses	92,879	—	—	—	1,895	—	—	1,895

Issuance of Common Shares, net of expenses	—	—	4,163,836	4	15,328	—	—	15,332

Stock buyback	—	—	(71,000)	—	(226)	—	—	(226)

Stock-based compensation, less shares forfeited	—	—	178,057	—	616	—	—	616

Unrealized gain on debt securities	—	—	—	—	—	102	—	102

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(2,816)	(2,816)

Dividends paid on Common Shares	—	—	—	—	—	—	(11,601)	(11,601)

Net income	—	—	—	—	—	—	17,008	17,008
Balance, September 31, 2023	1,995,879	$2	45,364,429	$45	$243,834	$(460)	$(7,894)	$235,527

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,436)	$17,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs and bond discount	1,860	1,832
Depreciation expense	281	169
Write-off of other assets - pre-offering costs	—	477
Stock-based compensation	650	617
Provision for credit losses related to loans	17,964	65
Impairment loss	397	613
(Gain) loss on sale of real estate and property and equipment, net	(294)	73
(Gain) on equity securities	(229)	(361)
Changes in operating assets and liabilities:
Interest and fees receivable, net	(563)	(1,642)
Other assets	3,509	(1,043)
Due from borrowers, net	(1,666)	(2,171)
Accounts payable and accrued liabilities	257	89
Deferred revenue	(1,278)	599
Advances from borrowers	(3,942)	2,613
Total adjustments	16,946	1,930
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,510	18,938

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(7,767)	(21,064)
Proceeds from the sale of investment securities	43,964	9,060
Purchase of interests in investment partnerships, net	(11,082)	(9,120)
Proceeds from sale of real estate owned	2,008	149
Improvements to real estate owned, net	—	(215)
Purchases of property and equipment	26	519
Improvements in investment in rental real estate	(2,482)	(10,725)
Principal disbursements for mortgages receivable	(115,670)	(159,679)
Principal collections on mortgages receivable	135,265	123,496
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	44,262	(67,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayment of) lines of credit	(26,292)	47,752
Net proceeds from (repayment of) repurchase facility	(2,979)	5,396
Proceeds from (repayment of) mortgage payable	(59)	351
Dividends paid on common shares	(14,159)	(16,944)
Dividends paid on Series A Preferred Stock	(3,187)	(2,816)
Proceeds from issuance of common shares, net of expenses	2,050	15,332
Repurchase of common shares	(1,373)	(226)
Proceeds from issuance of Series A Preferred Stock, net of expenses	5,157	1,895
Gross proceeds from (repayment of) notes payable	(23,647)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(64,489)	50,740

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,717)	2,099

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	12,598	23,713

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5,881	$25,812

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$19,522	$19,852

Real estate acquired in connection with the foreclosure of certain mortgage loans during the nine months ended September 30, 2024 and 2023 totaled $2,991 and $1,187, respectively. Real estate owned decreased as a result of increases in mortgage loans that were financed by the Company to new borrowers during the nine months ended September 2024 and 2023, which totaled $2,414 and $2,488, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

2.    Summary of Significant Accounting Policies

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K. The balance sheet information as of December 31, 2023 is derived from audited financial statements but does not include all disclosures required by GAAP. Results of operations for the three months and nine month periods ended September 30, 2024, are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

Non-accrual loans

A loan is generally placed on non-accrual status when it is probable that principal and interest will not be collected under the original contractual terms. At that time, interest income is no longer accrued. Non-accrual loans consist of loans for which principal or interest has been delinquent for 90 days or more. Interest income is subsequently recognized only to the extent it is received in cash or until the loan qualifies for return to accrual status. Loans are restored to accrual status when contractually current and the collection of future payments is reasonably assured. In certain instances, the Company may make exceptions to placing a loan on non-accrual status if the loan is in the process of modification.

Loan modifications made to borrowers experiencing financial difficulty.

In situations where economic or legal circumstances may cause a borrower to experience significant financial difficulties, the Company may grant concessions for a period of time to the borrower that it would not otherwise consider. These modified terms may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delays intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company monitors the performance of all loans, including loans modified to borrowers experiencing financial difficulty, and considers loans that are 90 days past due to be in payment default.

Allowance for Credit Losses

The Company adopted the current expected credit loss (“CECL”) standard effective January 1, 2023 in accordance with ASU 2016-13, “Financial Instruments – Credit Losses”. The initial CECL adjustment of $2.5 million was recorded effective January 1, 2023 as a cumulative-effect of change in accounting principle through a direct charge to accumulated deficit on the consolidated statements of shareholders’ equity. Subsequent changes to the CECL allowance will be recognized in the consolidated statements of operations in “Provision for credit losses related to loans”.

The Company records an “Allowance for credit losses” on the consolidated balance sheets with respect to its loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology, known as the “static pool methodology,” replaces the “probable incurred loss impairment” methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with ASU 2016-13, as they represent a financial asset that is subject to credit risk. As allowed under the CECL standard used by the Company, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The aggregate outstanding principal balance and the accrued but unpaid interest and borrower charges of loans in pending/pre-foreclosure as of September 30, 2024 and December 31, 2023 was $81.8 million and $68.1 million, respectively. As of September 30, 2024 and December 31, 2023, the Company has reserved $16.1 million and $6.2 million, respectively, against loans subject to foreclosure which is included in “Allowance for credit losses” on the consolidated balance sheets included in the accompanying consolidated financial statements.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The “Allowance for credit losses” is maintained at a level sufficient to provide for expected credit losses over the life of the loans based on evaluating historical credit loss experience and to make adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The “Allowance for credit losses” related to the principal outstanding is presented within “Mortgages receivable, net” and for unfunded commitments is within accounts payable and accrued liabilities in the Company’s consolidated balance sheets. The “Allowance for credit losses” related to the late payment fees are presented in “Interest and fees receivable, net”, and “Due from borrowers, net” in the Company’s consolidated balance sheets. Lastly, the allowance related to unfunded commitments for construction loans is presented in “Accounts payable and accrued liabilities” on the Company’s consolidated balance sheets.

The below table represents the financial statement line items that are impacted by the Allowance for credit losses:

		Provision for credit
	Balance as of December 31, 2023	losses related to loans		Balance as of September 30, 2024

	(in thousands)
Mortgages receivable	$7,523	$12,689	(1)	$20,212
Interest and fees receivable	902	2,710		3,612
Due from borrower	352	1,798		2,150
Unfunded commitments	509	713		1,222
Total Allowance for credit losses	$9,286	$17,910		$27,196

(1)

For the nine months ended September 30, 2024, the Company recorded an $18.0 million provision for credit losses related to mortgage loans on its consolidated statements of operations. This amount includes $54,000 of direct charge-offs as a result of losses on settlement of loans. There was no such allowance created in relation to theses charge-offs. There were no such charge-offs related to loans that were settled for the three and nine months period ended September 30, 2023.

As of September 30, 2024 and December 31, 2023 the Company recorded an “Allowance for credit losses” on debt securities of $0 and $0.8 million, respectively, which is presented in “Investment securities (at fair value)” on the Company’s consolidated balance sheets. During the three months ended June 30, 2024, the Company sold all of its debt securities, as such, as of September 30, 2024 the balance of these securities was $0. As of December 31, 2023, the fair value of these securities was $0.8 million. The cost basis of these securities was $1.6 million.

Fair Value Measurements

The framework for measuring fair value provides a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement” are described as follows:

Level 1Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company can access.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

Property and Equipment

Land and building acquired in 2021 to serve as the Company’s corporate headquarters is stated at cost. Renovation of the building was completed in the first quarter of 2023 and the Company relocated its operations to the building in March 2023. The building is being depreciated using the straight – line method over its estimated useful life of 40 years. The building was placed in service during the three months ended March 31, 2023.

The following tables represent the Company’s property and equipment, net as of September 30, 2024 and December 31, 2023:

September 30, 2024	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,541	$(95)	$2,446
Land	255	—	255
Furniture and fixtures	309	(99)	210
Computer hardware and software	284	(240)	44
Vehicles	435	(141)	294
Total property and equipment, net	$3,824	$(575)	$3,249

December 31, 2023	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,541	$(47)	$2,494
Land	255	—	255
Furniture and fixtures	281	(51)	230
Computer hardware and software	276	(213)	63
Vehicles	429	(98)	331
Total property and equipment, net	$3,782	$(409)	$3,373

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

See Note 6 – Investment in Rental Real Estate, net for further details surrounding the above acquisition as of September 30, 2024.

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

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

Goodwill

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at September 30, 2024 represents the excess of the consideration paid over the fair value of net assets acquired from Urbane New Haven, LLC in October 2022.

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

As of September 30, 2024 and December 31, 2023, goodwill was $0.4 million, respectively, which is presented in other assets on the Company’s consolidated balance sheets. There was no impairment to goodwill during the three and nine months ended September 30, 2024 and 2023.

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 8 – Lines of Credit, Mortgage Payable Churchill Facility – are amortized over the term of the applicable facility using the straight-line method.

Costs incurred by the Company in connection with the issuance of unsecured, unsubordinated notes, described in Note 9 – Unsecured Notes Payable – are being amortized over the term of the respective unsecured, unsubordinated notes.

Revenue Recognition

Interest income from the Company’s loan portfolio is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on loans that are more than 90 days past due or interest charged at default rates. However, interest income not accrued at September 30, 2024 but collected prior to the issuance of this Report is included in income for the three and nine month periods ended September 30, 2024.

Origination and modification fee revenue, generally 1% – 3% of either the original loan principal or the modified loan balance, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with ASC Topic 310, “Receivables”.

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

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. During the three and nine months ended September 30, 2024, the Company’s TRSs recognized provisions for federal and state income tax of $0 and $0.2 million, respectively, which is represented in other expenses on the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2023, there were no recognized provisions for federal income tax nor state tax.

The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

ASC Sub-Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of September 30, 2024 and 2023.

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

For the three and nine months ended September 30, 2024, the Company had basic and diluted weighted average shares of 47,339,635 and 47,390,113 outstanding, resulting in basic and diluted losses per share of $0.13 and $0.14, respectively. For the three and nine months ended September 30, 2023, the Company had basic and diluted weighted averages shares of 44,754,921 and 43,805,310 outstanding, resulting in basic and diluted earnings per share of $0.12 and $0.32, respectively.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2023-03”). ASU 2022-03 was issued to (1) to clarify the guidance in ASC Topic 820, “Fair Value Measurement”, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. This update did not have a material effect on the accompanying unaudited consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 applies retrospectively to all prior periods presented. This update is not expected to have a material effect on the accompanying consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

Reclassifications

Certain amounts included in the Company’s December 31, 2023 and September 30, 2023 consolidated financial statements have been reclassified to conform to the presentation in the accompanying unaudited consolidated financial statements.

3.    Fair Value Measurement

The fair value measurement level within the fair value hierarchy of an asset or liability is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of September 30, 2024:

	Level 1	Level 2	Total

	(in thousands)
Stocks and ETFs	$—	$1,568	$1,568
Total investment securities, at fair value	$—	$1,568	$1,568

The following table sets forth by Level, within the fair value hierarchy, the Company’s assets at fair value as of December 31, 2023:

	Level 1	Level 2	Total

	(in thousands)
Stocks and ETF’s	$—	$1,755	$1,755
Mutual funds	16,237	—	16,237
Debt securities	18,945	839	19,784
Total investment securities, at fair value	$35,182	$2,594	$37,776

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

Pursuant to ASC Topic 326-30-50-4 and 50-5 the Company is required to disclose investment securities that have been in a continuous unrealized loss position for 12 months or more as of the balance sheet date. As of September 30, 2024 and December 31, 2023, the Company had a continuous unrealized losses over 12 months in Available-For-Sale (“AFS”) debt securities of $0 and $0.8 million, respectively. The Company reviewed a number of factors to assess the credit quality of the debt instruments including, but not limited to, current cash position, operating cash flow, corporate earnings and the impending maturity date of said securities, as of the most recently filed financial statements. As such, at September 30, 2024 and December 31, 2023, the Company has an allowance for credit losses regarding AFS debt securities totaling $0 and $0.8 million, respectively, of which is included in investment securities (at fair value) on the consolidated balance sheets included in the accompanying consolidated financial statements. There was no such

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

related provision of credit losses for the three and nine month periods ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, the Company sold all of the remaining AFS debt securities.

The following table presents the impact of the Company’s AFS securities - debt securities on its Other Comprehensive Income (“OCI”) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)
OCI from AFS securities – debt securities:
Unrealized (losses) on debt securities at beginning of period	$—	$(376)	$316	$(562)
Reversal of losses from unrealized to realized	—	—	(65)	—
Unrealized (loss) gain	—	(84)	(251)	102
Change in OCI from AFS debt securities	—	(84)	(316)	102
Balance at end of period	$—	$(460)	$—	$(460)

As of September 30, 2024 and 2023, the investment securities cost basis was $3.1 million and $39.0 million, respectively.

4.    Mortgages receivable

The Company offers secured, non-bank loans to real estate owners and investors (also known as “hard money” loans) to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the Northeastern and Southeastern United States. The Company’s lending standards typically require that the original principal amount of all mortgage receivable notes be secured by first mortgage liens on one or more properties owned by the borrower or related parties and that the principal amount of the loan be no greater than 70% of the appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. In the case of properties undergoing renovation, the LTV ratio is calculated based on the estimated fair market value of the property after the renovations have been completed. Generally, the Company considers a maximum loan-to-value ratio of 70% as an indicator for the credit quality of a mortgage note receivable. However, the Company makes exceptions to this guideline if the facts and circumstances support the incremental risk. These factors include the additional collateral provided by the borrower, the credit profile of the borrower, the Company’s previous relationship, if any, with the borrower, the nature of the property, the geographic market in which the property is located and any other information the Company deems appropriate.

The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a “balloon” payment of the principal on the maturity date.

As of September 30, 2024 and December 31, 2023, loans on nonaccrual status had an outstanding principal balance of $147.0 million and $84.6 million, respectively. Nonaccrual loans include loans pending foreclosure. For the three and nine months ended September 30, 2024, $0.5 million and $0.8 million of interest income, respectively, was recorded on nonaccrual loans due to payments received. For the three and nine months ended September 30, 2023, $0.06 million and $0.4 million of interest income, respectively, was recorded on nonaccrual loans. Real estate owned decreased as a result of increases in mortgages receivable that were financed by the Company to new borrowers during the nine months ended September 30, 2024 and 2023, which amounted to $2.4 million and $2.5 million, respectively.

For the nine months ended September 30, 2024 and 2023, the aggregate amounts of loans funded by the Company were $115.7 million and $159.7 million, respectively, offset by principal repayments of $135.3 million and $123.5 million, respectively.

As of September 30, 2024, the Company’s mortgage loan portfolio includes loans ranging in size up to $42.0 million with stated interest rates ranging from 5.0% to 15.0%, compared to loans ranging in size of up to $37.4 million with stated interest rates ranging from 5.0% to 15.0% as of December 31, 2023. The default interest rate is generally 18%, but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

As of September 30, 2024, and December 31, 2023, the Company had one borrower representing 11.3% and 10.1% of the outstanding mortgage loan portfolio, or $54.1 million and $50.4 million, respectively.

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

Allowance for Credit Losses

Allowance for credit losses are charged to income in amounts sufficient to maintain an allowance for credit losses inherent in the loans that are established systematically by management as of the reporting date. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. The Company uses static pool modeling techniques to determine the allowance for loan losses expected over the remaining life of the loans, which is supplemented by management’s judgment. Expected credit losses are estimated for groups of accounts aggregated by geographical location.

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

The following table summarizes the activity in the mortgages receivable allowance for credit losses from December 31, 2023 through September 30, 2024:

			Allowance for credit losses
	Allowance for credit losses as of	Provision for credit losses	as of September 30,
	December 31, 2023	related to loans	2024

	(in thousands)
Geographical Location
New England	$5,764	$2,469	$8,233
Mid-Atlantic	1,324	4,886	6,210
South	435	3,761	4,196
West	—	1,573	1,573
Total	$7,523	$12,689	$20,212

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

Presented below is the Company’s loan portfolio by geographical location:

	September 30, 2024		December 31, 2023
	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio

	(in thousands)
Geographical Location
New England	$206,252	43.2%	$232,437	46.6%
Mid-Atlantic	89,848	18.8%	99,288	19.9%
South	176,894	37.1%	163,409	32.7%
West	4,101	0.9%	4,101	0.8%
Total	477,095	100.0%	499,235	100.0%
Less: Allowance for credit losses	(20,212)		(7,523)
Carrying value, net	$456,883		$491,712

Presented below are the carrying values by property type:

	September 30, 2024		December 31, 2023
	Outstanding		Outstanding
	Principal	% of Portfolio	Principal	% of Portfolio

	(in thousands)
Property Type
Residential	$283,009	59.3%	$246,520	49.4%
Commercial	133,471	28.0%	186,524	37.4%
Pre-development land	29,204	6.1%	35,920	7.2%
Mixed use	31,411	6.6%	30,271	6.0%
Total	477,095	100.0%	499,235	100.0%
Less: Allowance for credit losses	(20,212)		(7,523)
Carrying value, net	$456,883		$491,712

The following tables allocate the carrying value of the Company’s loan portfolio based on internal credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	September 30, 2024		Year Originated(1)
	Carrying	% of
FICO Score (2)	Value	Portfolio	2024	2023	2022	2021	Prior

	(in thousands)
Under 500	$545	0.1%	$142	$—	$—	$—	$403
501-550	3,356	0.7%	—	—	—	1,436	1,920
551-600	8,874	1.9%	1,222	290	2,170	3,443	1,749
601-650	33,560	7.0%	7,868	4,477	3,248	9,256	8,711
651-700	61,322	12.9%	4,819	8,232	12,622	29,471	6,178
701-750	208,446	43.7%	5,624	36,723	50,053	113,078	2,968
751-800	140,921	29.5%	25,819	34,535	47,044	32,008	1,515
801-850	20,071	4.2%	—	77	19,994	—	—
Total	477,095	100.0%	$45,494	$84,334	$135,131	$188,692	$23,444
Less: Allowance for credit losses	(20,212)
Carrying value, net	$456,883
(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	December 31, 2023		Year Originated(1)
	Carrying	% of
FICO Score (2)	Value	Portfolio	2023	2022	2021	2020	Prior

	(in thousands)
Under 500	$1,764	0.3%	$216	$—	$—	$—	$1,548
501-550	6,555	1.3%	2,331	1,440	1,864	—	920
551-600	33,723	6.8%	15,019	9,839	6,854	1,127	884
601-650	103,601	20.8%	16,053	26,981	52,073	3,988	4,506
651-700	97,284	19.5%	17,862	40,318	30,203	3,662	5,239
701-750	167,977	33.6%	19,935	51,276	83,946	7,411	5,409
751-800	64,313	12.9%	14,461	20,806	27,027	592	1,427
801-850	24,018	4.8%	865	23,096	—	—	57
Total	499,235	100.0%	$86,742	$173,756	$201,967	$16,780	$19,990
Less: Allowance for credit losses	(7,523)
Carrying value, net	$491,712
(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

The following table sets forth the maturities of mortgages receivable as of September 30, 2024:

For the years ended December 31,
(in thousands)
2024 (9 months) and prior	$241,704
2025	202,981
2026	31,035
Thereafter	1,375
Total	477,095
Less: Allowance for credit losses	(20,212)
Total	$456,883

At September 30, 2024, of the 226 mortgage loans included in the Company’s loan portfolio, 74, or 32.7%, having an aggregate outstanding principal balance of $130.1 million have matured but have not been repaid in full or extended. The 74 aforementioned loans are inclusive of loans in pending/pre-foreclosure status. These loans are in the process of modification and will be extended if the borrower can satisfy the Company’s underwriting criteria, including the proper LTV ratio, at the time of renewal. The Company treats renewals and extensions of existing loans as new loans.

At December 31, 2023, of the 311 mortgage loans in the Company’s portfolio, 89, or 28.6%, representing $123.8 million of mortgages receivable, had matured by 2023 but were not repaid in full or extended.

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

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default. For the three months ended September 30, 2024 and 2023, $16.1 million, or 3.5%, and $32.8 million, or 6.6%, of total mortgages receivable were modified for borrowers experiencing financial difficulty, respectively. For the nine months ended September 30, 2024 and 2023, $103.6 million, or 22.7%, and $63.0 million, or 12.7%, of total mortgages receivable were modified for borrowers experiencing financial difficulty, respectively.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

As of September 30, 2024, the Company was committed to lend additional amounts totaling $8.5 million to borrowers experiencing financial difficulty.

5. Investment in Rental Real Estate

As of September 30, 2024 and December 31, 2023, investment in rental real estate, net consist of the following:

Nine months ended September 30, 2024	Cost	Accumulated Depreciation	Investment in Rental Real Estate, Net

	(in thousands)
Land	$4,557	$—	$4,557
Building	4,976	(124)	4,852
Site improvements	359	(24)	335
Tenant improvements	1,183	—	1,183
Construction in progress	2,035	—	2,035
Total	$13,110	$(148)	$12,962

Year ended December 31, 2023	Cost	Accumulated Depreciation	Investment in Rental Real Estate, Net

	(in thousands)
Land	$3,957	$—	$3,957
Building	4,936	(31)	4,905
Site improvements	358	(6)	352
Tenant improvements	1,183	—	1,183
Construction in progress	157	—	157
Total	$10,591	$(37)	$10,554

Building and site improvements are being depreciated using the straight-line method over its estimated useful life of 40 years and 15 years, respectively. Tenant improvements are amortized over the life of the respective lease using the straight-line method. Lease in-place intangible assets, deferred leasing costs and acquired below-market leases are amortized on a straight-line basis over the respective life of the lease. For the nine months ended September 30, 2024, depreciation and amortization related to the asset was $0.1 million. Tenant improvements and other intangibles associated with the tenant are not being amortized until the commencement of the lease which is not until 2025.

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

As of September 30, 2024, future minimum rents under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (3 months)	$—
2025	—
2026	1,040
2027	1,269
2028	1,294
Thereafter	10,061
Total	$13,664

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

Estimated annual amortization of acquired below-market lease intangible is as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (3 months)	$—
2025	66
2026	66
2027	66
2028	66
Thereafter	401
Total	$665

Estimated annual amortization of acquired in-place lease intangible is as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (3 months)	$—
2025	57
2026	57
2027	57
2028	57
Thereafter	340
Total	$568

Estimated annual amortization of deferred leasing costs is as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (3 months)	$—
2025	39
2026	39
2027	39
2028	39
Thereafter	231
Total	$387

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

These payments represent contingent consideration in connection with this acquisition, requiring accrual when the payments are deemed probable and reasonably estimable. In January 2024, the Company submitted a proposal to the town of Westport for eight market rate residential units and two affordable rate units. Those units were approved in March 2024, subject to a 30-day appeal period. In April 2024, the 30-day appeal period for the Westport Asset land approval expired, and the Company deemed these events which would give rise to a payment of Additional Purchase Price allocated to land to be considered probable. Accordingly, the agreed payment of $0.1 million per certain approved and sold or permitted market rate residential units has been recognized. The expected payment, of which is $0.6 million, has been accrued as of September 30, 2024 and is included in accounts payable and accrued liabilities on the consolidated balance sheets included in the accompanying unaudited consolidated financial statements.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

6.    Real Estate Owned (REO)

Property acquired through foreclosure are included on the Company’s consolidated balance sheets as real estate owned and further categorized as held for sale or held for rental, described in detail below.

As of September 30, 2024 and December 31, 2023, REO totaled $4.3 million and $3.5 million, respectively. For the three months ended September 30, 2024 and 2023, the Company recorded an impairment loss of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded an impairment loss of $0.4 million and $0.6 million, respectively.

The following table presents the Company’s REO as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(in thousands)
Real estate owned at the beginning of period	$3,462	$5,216
Principal basis transferred to real estate owned	2,991	1,756
Charges and building improvements	—	230
Proceeds from sale of real estate owned	(2,008)	(3,040)
Impairment loss	(397)	(794)
Gain on sale of real estate owned	284	94
Balance at end of period	$4,332	$3,462

As of September 30, 2024, REO included $0.8 million of real estate held for rental and $3.5 million of real estate held for sale. As of December 31, 2023, REO included $0.8 million of real estate held for rental and $2.7 million of real estate held for sale.

Properties Held for Sale

During the three months ended September 30, 2024, the Company sold two properties held for sale and recognized a net gain of $0.02 million. During the nine months ended September 30, 2024, the Company sold 13 properties held for sale and recognized a net gain of $0.3 million. During the three months ended September 30, 2023, the Company sold one property held for sale and recognized a net loss of $0.01 million. During the nine months ended September 30, 2023, the Company sold five properties held for sale and recognized a net gain of $0.1 million.

Properties Held for Rental

As of September 30, 2024, one property, a commercial building, was held for rental. The tenant signed a five-year lease that commenced on August 1, 2021.

As of September 30, 2024, future minimum rents under this lease were as follows:

Years Ending December 31,	Amount
(in thousands)
2024 (3 months)	$14
2025	53
2026	31
Total	$98

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

7.   Other Assets

As of September 30, 2024 and December 31, 2023, other assets consist of the following:

	September 30, 2024	December 31, 2023

	(in thousands)
Prepaid expenses	$219	$511
Other receivables	1,527	1,923
Other assets	2	230
Notes receivable	1,915	4,508
Deferred financing costs, net	206	308
Deferred leasing cost	387	387
Leases in place intangible	568	568
Goodwill	391	391
Intangible asset – trade name	130	130
Total	$5,345	$8,956

8.    Lines of Credit, Mortgage Payable and Churchill Facility

Line of Credit – Wells Fargo

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate (6.25% at September 30, 2024 and 6.77% at December 31, 2023). During the second quarter of 2024, the Company sold all of its investment securities that collateralized the line of credit. As such, the balance as of September 30, 2024 was $0. At December 31, 2023 the total outstanding balance on the Wells Fargo credit line was $26.8 million.

Line of Credit – Needham Bank

On March 2, 2023, the Company entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (“Needham”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, the Company also has the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. As of September 8, 2023, the Needham Credit Facility was increased to $65 million.

Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all of the Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility (as defined below). The Needham Credit Facility expires March 2, 2026 but the Company has a right to extend the term for one year upon the consent of Needham and the Lenders, which consent cannot be unreasonably withheld, and so long as it is not in default and satisfies certain other conditions. All outstanding revolving loans and accrued but unpaid interest is due and payable on the expiration date. The Company may terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to Needham at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires the Company to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%.

As of September 30, 2024, the Company was not in compliance with the debt service coverage ratio covenant described above. The Company’s inability to comply with this covenant is directly related to the provision for credit losses, which is a non-cash

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

charge that adversely impacts earnings. Unlike other non-cash charges against earnings, such as depreciation and amortization, provision for credit losses is not added back to earnings under the definition of EBITDA. Needham is aware of the situation and has informed the Company that it is considering granting a waiver on the debt service covenant ratio. Per the Credit Agreement, the breach of a covenant can result in a default which, if left uncured for more than 30 days, allows Needham to terminate the Needham Credit Facility.

The Company uses the proceeds from the Needham Credit Facility to finance the continued expansion of its lending business and for general corporate purposes.

As of September 30, 2024 and December 31, 2023, the total outstanding principal balance on the Needham Credit Facility was $35.5 million and $35.0 million, respectively, with an interest rate of 7.75% and 8.25%, respectively.

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

As of September 30, 2024 and December 31, 2023, the total outstanding principal balance on the New NHB Mortgage was $1.0 million and $1.1 million, respectively.

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Churchill Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other factors. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR (which replaced the 90-day LIBOR) plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of September 30, 2024 and December 31, 2023, the effective interest rate charged under the facility was 8.95% and 9.47%, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

terminate the Churchill Facility at any time upon 180 days prior notice to the Company. The Company then has an additional 180 days after termination to repurchase all the mortgage loans held by Churchill.

The Company uses the proceeds from the Churchill Facility to finance the continued expansion of its lending business and for general corporate purposes. At September 30, 2024, the total amount outstanding under the Churchill Facility was $23.5 million. The collateral pledged to Churchill at September 30, 2024 was 11 mortgage loans that in the aggregate had unpaid principal balance of $45.8 million. At December 31, 2023, the total amount outstanding under the Churchill Facility was $26.5 million. The collateral pledged to Churchill at December 31, 2023 was 14 mortgage loans that in the aggregate had unpaid principal balance of $50.6 million.

The New NHB Mortgage and the Churchill Facility contain cross-default provisions.

9.    Unsecured Notes Payable

At September 30, 2024, the Company had an aggregate of $260.5 million of unsecured, unsubordinated notes payable outstanding, net of $4.3 million of deferred financing costs (collectively, the “Notes”). During the nine months ended September 30, 2024, the Company redeemed its 7.125% unsecured, unsubordinated Notes due June 30, 2024 in the aggregate principal amount of $23.7 million plus the accrued interest thereon. At September 30, 2024, the Company had six series of Notes outstanding:

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

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SACC,” “SCCC,” “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. As of September 30, 2024, all of the Notes are callable at any time.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

The following are the future principal payments on the notes payable as of September 30, 2024:

Years ending December 31,	Amount
(in thousands)
Remainder of 2024	$34,500
2025	56,364
2026	51,750
2027	122,125
Total principal payments	264,739
Deferred financing costs	(4,275)
Total notes payable, net of deferred financing costs	$260,464

The estimated amortization of the deferred financing costs as of September 30, 2024 is as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2024	$563
2025	1,808
2026	1,410
2027	494
Total deferred costs	$4,275

10.   Accounts Payable and Accrued Liabilities

As of September 30, 2024 and December 31, 2023, accounts payable and accrued liabilities include the following:

	September 30, 2024	December 31, 2023

	(in thousands)
Accounts payable and accrued expenses	$1,691	$1,331
Allowance for credit losses on unfunded commitments	1,222	509
Accrued interest	379	482
Total	$3,292	$2,322

11.   Fee income from loans

For the three and nine month periods ended September 30, 2024 and 2023, fee income from loans consists of the following:

	Three Months		Nine Months
	ended September 30,		ended September 30,
	2024	2023	2024	2023

	(in thousands)
Origination and Modification fees	$1,234	$1,195	$3,890	$4,435
Extension fees	239	435	624	849
Late and other fees	(105)	367	404	518
Processing fees	16	29	87	90
Construction servicing fees	183	—	432	—
Legal fees	49	103	206	319
Other fees	227	292	900	1,699
Total	$1,843	$2,421	$6,543	$7,910

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

12.   Commitments and Contingencies

Origination, Modification, and Construction Servicing Fees

Loan origination and modification fees generally range from 1% - 3% each of the original loan principal or the modified loan balance and, generally, are payable at the time the loan is funded or modified. The unamortized portion is recorded as deferred revenue on the consolidated balance sheet. At September 30, 2024, deferred revenue was $3.4 million, which will be recorded as income as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2024	$1,635
2025	1,631
2026	100
2027	3
Total	$3,369

In instances in which mortgages are repaid before their maturity date, the balance of any unamortized deferred revenue is recognized in full at the time of repayment.

Employment Agreements and Arrangements

In February 2017, the Company entered into an employment agreement with John Villano, the material terms of which are as follows: (i) the employment term is five years with extensions for successive one-year periods unless either party provides written notice at least 180 days prior to the next anniversary date of its intention to not renew the agreement; (ii) a base salary of $260,000, which was increased in April 2018, April 2021 and April 2022 to $360,000, $500,000 and $750,000, respectively; (iii) incentive compensation in such amount as determined by the Compensation Committee of the Company’s Board of Directors; (iv) participation in the Company’s employee benefit plans; (v) full indemnification to the extent permitted by law; (vi) a two-year non-competition period following the termination of employment without cause; and (vii) payments upon termination of employment or a change in control. In April 2021, the Company granted 89,928 restricted common shares (having a market value of $500,000) to Mr. Villano. One-third of such shares vested on each of January 1, 2022 and 2023, and the remaining one-third will vest on January 1, 2024. In April 2022, the Company granted 98,425 restricted common shares (having a market value of $500,000) to Mr. Villano. One-third of such shares vested on January 1, 2023, and an additional one-third will vest on each of January 1, 2024 and 2025. In February 2023, the Company granted 130,890 restricted common shares (having a market value of $500,000) to Mr. Villano. One-third of such shares vested as of January 1, 2024 and one-third of such shares will vest on each of January 1, 2025 and 2026. In March 2024, the Company granted 111,857 restricted common shares (having a market value of $500,000) to Mr. Villano. One-third of such shares will vest on each of January 1, 2025, 2026 and 2027. All shares granted under John Villano’s employment contract are restricted until the respective vesting periods lapse. As of September 30, 2024, 231,926 restricted common shares remain unvested.

Effective as of September 1, 2024, the Company entered into a new employment arrangement with Nicholas M. Marcello, the Company’s Chief Financial Officer, the material terms of which are as follows: (i) an annual base salary of $300,000; (ii) a one - time payment of $20,000; (iii) entitlement to an annual time - based equity award of $125,000, payable in restricted common shares, commencing on January 1, 2025 and on January 1st of each year thereafter; (iii) he will be entitled to an annual cash bonus of up to 50% of his base salary, the exact amount to be determined by the Compensation Committee of the Company’s Board of Directors; and (iv) he has continued eligibility to participate in the Company’s health insurance plan and the perquisites and other fringe benefits in accordance with prevailing Company policy.

Unfunded Commitments

At September 30, 2024, the Company had future funding obligations totaling $71.9 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

Liquidity

The Company incurred a net loss attributable to common shareholders of $6.6 million during the nine months ended September 30, 2024. The loss was driven primarily from the increase in non-accrual loans which had significant increases in provisions for credit losses related to loans. In addition, as of September 30, 2024, the Company breached its covenant related to the Needham Credit Facility (see Note 8 - Line of Credit – Needham Bank), and has unsecured, unsubordinated notes payable due of $34.5 million coming due in December 30, 2024 and another tranche of $56.4 million due in September 2025. These factors raised economic uncertainty from a liquidity standpoint.

Management believes the ability to utilize the Company’s existing $200 million Churchill Facility (see Note 8 - Churchill MRA Funding I LLC Repurchase Financing Facility), cash and cash equivalents of $5.9 million, investment securities at fair value of $1.6 million, continued cash flows from operations, sales of Series A Preferred Stock through the Company’s at-the-market offering facility, and proceeds from the potential sale of mortgage loans in the secondary market (see Note 19 - Subsequent Events) would alleviate the uncertainty.

Other

In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At September 30, 2024, there were two such properties. The unpaid principal balance on the properties that are subject to these proceedings was $1.9 million.

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

13.   Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of September 30, 2024, and December 31, 2023, loans to known shareholders totaled $15.7 million and $25.6 million, respectively, which is included in mortgages receivable, net in the Company’s accompanying consolidated balance sheets. Of the $15.7 million and $25.6 million loans to known shareholders as of September 30, 2024 and December 31, 2023, $9.9 million and $23.2 million, respectively, related to Mod 21, LLC, which is a wholly owned entity of the Company’s Senior Vice President of Asset Management and Vice President of Asset Management. Interest income earned on all related party loans for the three months ended September 30, 2024 and 2023 totaled $0.3 million and $0.5 million, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $1.0 million and $1.6 million, respectively, which is included in interest income in the Company’s accompanying consolidated statements of operations.

In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain credit and compliance services. For the three-month periods ended September 30, 2024 and 2023, she received compensation of $0.04 million for each period. For the nine-month periods ended September 30, 2024 and 2023, she received compensation of $0.1 million for each period.

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

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

As of September 30, 2024, 34.0% of the properties securing the Company’s mortgage loans were located in Connecticut, 29.6% in Florida, and 13.5% in New York. The Company’s mortgage loans are categorized into four property types, which as of September 30, 2024 were; Residential (59.3%), Commercial (28.0%), Pre-development land (6.1%), and Mixed Use (6.6%). These concentrations of credit risk may be affected by changes in economic or other conditions of the particular geographic area or particular asset type that collateralize the Company’s mortgage loans.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 – Mortgages receivable, net.

15.   Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of common shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of September 30, 2024 was 781,262.

During the nine months ended September 30, 2024 and 2023, the Company granted an aggregate of 212,857 and 201,390, respectively, restricted common shares under the Plan, including restricted common shares granted to the Company’s Chief Executive Officer (see Note 13). The fair value of each block of shares at the time of grant was approximately $0.8 million. There were no such shares granted to the Company’s Chief Executive Officer during the three months ended September 30, 2024 and 2023.

With respect to the restricted common shares granted during the nine months ended September 30, 2024, (i) 33,666 shares vested on May 9, 2024; (ii) 33,667 shares will vest on May 1, 2025 and 2026, respectively; (iii) 37,285 shares will vest on January 1, 2025; and (iv) 37,286 shares will vest on January 1, 2026 and 2027, respectively.

Stock-based compensation for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.2 million, respectively, which is included in compensation and employee benefits on the accompanying consolidated statements of operations. Stock-based compensation for the nine months ended September 30, 2024 and 2023 was $0.7 million and $0.6 million, respectively. As of September 30, 2024, there was unrecorded stock-based compensation expense of $0.9 million. Additionally, during the nine months ended September 30, 2024 and 2023, the Company had 333 and 5,333 unvested restricted common shares forfeited to the Company as a result of the termination of former employees, respectively.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three months ended September 30, 2024 and 2023, the 401(k) Plan expense was $0.3 million and $0.05 million, respectively, which is included within compensation and employee benefits in the accompanying consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the 401 (k) Plan expense was $0.1 million and $0.1 million, respectively, which is included within compensation and employee benefits in the accompanying consolidated statements of operations.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

During the nine months ended September 30, 2024, under this offering, the Company sold no common shares and 249,901 shares of its Series A Preferred Stock having an aggregate liquidation preference of approximately $6.2 million, realizing gross proceeds of $5.3 million (representing a discount of 15.8% from the liquidation preference). The Company’s issuance costs for both common shares and Series A Preferred Stock shares sold during the nine months ended September 30, 2024 were $0.1 million.

In October 2022, the Board adopted a stock repurchase plan (the “Original Repurchase Plan”), pursuant to which the Company may repurchase up to an aggregate of $7,500,000 of its common shares. Under the Original Repurchase Plan, share repurchases were made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act.

During the nine months ended September 30, 2024 and 2023, under this program, the Company repurchased 535,369 and 71,000 common shares at a total cost of $1.4 million and $0.2 million, respectively.

17.   Partnership Investments

Shem Creek

As of September 30, 2024, the Company had invested an aggregate of $51.6 million in seven limited liability companies (all of which have elected to be taxed as partnerships) managed by Shem Creek Capital, LLC (“Shem”). The Company’s interest in each of these entities is “non-controlling”. The Company’s ownership interest in six of the limited liability companies ranges from 7% to 49% and one entity is owned 100% by the Company. In September 2024, the Company acquired a seventh ownership interest, a 20% membership interest in Shem. At close, the Company paid $2.5 million in cash. The balance of the purchase price is due and payable on or before September 6, 2025. If the Company fails to make the deferred payment when due, it will forfeit half of its interest in Shem and all proceeds received therefrom, if any. In addition, the Company has the right to acquire an additional 10% interest in Shem (increasing its stake to 30%) in two separate 5% options of $1.4 million and $1.5 million at any time prior to March 31, 2027. The Company is allowed one board member of Shem, but has no management rights in Shem.

The Company accounts for these investments at cost because the Company does not manage the entities in which it holds an interest and thus has no control or have significant influence over the investments. Shem is a commercial real estate finance company that provides debt capital solutions to local and regional commercial real estate owners in the Northeastern United States. The Company’s withdrawal from each limited liability company may only be granted by Shem.

The Company’s investments can be categorized into three fund structures: fund investments, direct loan investments (co-invest vehicles) and the manager investment. The fund investments primarily include investments in two entities that invest in mortgage loans. The direct loan investments are through three entities whereby the Company directly invests in the participation of individual loans. Both the fund and direct loan structure primarily invest in mortgage loans to borrowers with a majority of the deals being leveraged by a bank. These loans are primarily two- to three- year collateralized mortgage loans, often with contractual extension options for the borrowers of an additional year. The Company receives quarterly distributions from the entities that are comprised of a preferred return, return of capital, and the incentive fee depending on each loan’s waterfall calculation, as defined by the loan agreements. The Company’s interests in the entities are not redeemable at any time, as its investment will be repaid as the underlying loans are repaid. The Company expects to be repaid on its current investments by December 31, 2027. Shem’s compensation includes senior financing fees, incentive fees, and management fees that are charged to each entity that it manages, including the seven entities in which the Company has an investment. The Company expects to receive quarterly distributions from the respective entities operating cash flows.

For the three months ended September 30, 2024 and 2023, the Shem investments generated, in the aggregate, $1.5 million and $0.8 million, respectively, of income for the Company. For the nine months ended September 30, 2024 and 2023, the Shem investments generated $3.9 million and $2.3 million, respectively, of income for the Company.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

At September 30, 2024, the Company had unfunded partnership commitments totaling $4.5 million in the Shem entities.

Cordo CLT Investors LLC

In September 2024, the Company, through its wholly owned subsidiary Urbane Capital, LLC, acquired a 7.2% partnership interest in Cordo CLT Investors LLC for $2.5 million. This entity was formed for the sole purpose of developing a commercial multifamily property in Charlotte, North Carolina. The Company anticipates the project to be completed by the end of 2026. The Company accounts for this investment at cost because the Company does not manage the entities in which it holds an interest and thus has no control or have significant influence over the investments.

18.   Series A Preferred Stock

The Company has designated 2,903,000 shares of its authorized preferred shares, par value $0.001 per share, as shares of Series A Preferred Stock (the “Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth in an Amended and Restated Certificate of Designation (the “Series A Designation Certificate”). The Series A Designation Certificate provides that the Company will pay quarterly cumulative dividends on the Series A Preferred Stock, in arrears, on the 30th day of each of March, June, September and December, and including, the date of original issuance of the Series A Preferred Stock until redeemed at 7.75% of the $25.00 per share liquidation preference per annum (equivalent to $1.9375 per annum per share). The Series A Preferred Stock is not redeemable before June 29, 2026, except upon the occurrence of a Change of Control (as defined in the Series A Designation Certificate). On or after June 29, 2026, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including the redemption date. Upon the occurrence of a Change of Control, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into common shares in connection with a Change of Control by the holders of the Series A Preferred Stock. Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company’s election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date as defined in the Series A Designation Certificate) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of the common shares determined by formula, in each case, on the terms and subject to the conditions described in the Series A Designation Certificate, including provisions for the receipt, under specified circumstances, of alternative consideration as described in the Series A Designation Certificate. Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights. The Company has reserved 72,575,000 common shares for issuance upon conversion of the Series A Preferred Stock.

19.   Subsequent Events

On November 7, 2024, the Company declared a dividend of $0.05 per share, or $2.3 million in the aggregate, to shareholders of record as of November 18, 2024, which is to be paid on November 26, 2024.

Between October 1, 2024 and November 13, 2024, the Company transferred approximately $16.9 million of mortgages receivable, net to real estate owned.

Between October 1, 2024 and November 13, 2024, through the Company’s at-the-market offering facility, the Company sold no common shares, and 6,802 shares of its Series A Preferred Stock having an aggregate liquidation preference of $0.2 million, realizing gross proceeds of $0.1 million (representing a discount of 14.3% from the liquidation preference.)

Effective on October 10, 2024, the Company’s Board of Directors adopted a new stock repurchase plan (the “New Repurchase Plan”) to replace the Original Repurchase Plan, pursuant to which the Company may repurchase up to an aggregate of $5,802,959.45 of its common shares. Under the New Repurchase Plan, share repurchases will be made from time to time on the open market at prevailing market prices in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The New Repurchase Plan is expected to continue until the earlier of the repurchase of all the

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

common shares under the plan or termination with its terms. Ladenburg Thalmann & Co. Inc. and Janney Montgomery Scott LLC will act as the Company’s exclusive purchasing agents under the New Repurchase Plan.

On October 5, 2024, the Company retained the services of Mission Capital (“Mission”), a subsidiary of Marcus and Millichap, which is a real estate capital markets firm, to act as its sole and exclusive advisor in connection with the proposed sale by the Company of a pool of mortgage loans having an aggregate principal amount of approximately $78.8 million. A majority of the loans offered for sale are designated by the Company as “non-accrual” loans, which means payments due under such loans are more than 90 days in arrears. The sale process formally commenced in early October when Mission began to solicit indications of interest from potential buyers. Indications of Interest were due by November 5, 2024. Final bids are due by December 4, 2024. The Company expects to consummate the sale before December 31, 2024. The net proceeds from the proposed sale of the mortgage loans will be used for working capital and general corporate purposes. All or a portion of such net proceeds may also be used to repay the December 2024 Notes.

Between October 1, 2024 and November 13, 2024, the Company repurchased 46,043 of its common shares through the Original Repurchase Plan.

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

Review of the First Nine Months of 2024 and Outlook for Balance of Year

For the nine months ended September 30, 2024, revenue declined by 3.3% compared to the comparable 2023 period. In addition, for the 2024 period we reported a net loss attributable to common shareholders of $6.6 million compared to net income attributable to common shareholders of $14.2 million for the comparable 2023 period. The decrease in revenue and the swing from net income to net loss were driven by several factors. The primary factor was a $18.0 million provision for credit losses in 2024, compared to $65,000 in 2023. This increase was mainly due to declines in the value of assets securing the mortgage loans in our portfolio. Provisions for credit losses, including impairment losses, are non-cash charges and do not affect taxable income and distributable earnings as a result. The second factor was a 32.1% decrease in loan originations, which negatively impacted both interest and fee income from loans. This decline was primarily due to our inability to raise growth capital amid challenging macroeconomic conditions. The third factor was a 35.5% rise in general and administrative expenses, mainly from increased legal and advisory fees related to shareholder activism. The fourth factor was a 90.1% increase in other expenses, primarily driven by higher tax expenses from our taxable REIT subsidiary. On a positive note, income from partnership investments rose 67.1%, and interest expense, along with amortization of deferred financing costs, decreased by 1.9%, following the repayment of our unsubordinated notes in June 2024.

Looking ahead to the remainder of 2024, further write-downs related to loans are possible, along with continued declines in interest and fee income due to ongoing challenges in the real estate and capital markets. However, we anticipate general administrative expenses will return to more typical levels, and other expenses should stabilize. Additionally, a tranche of our unsecured subordinated five-year notes, totaling $34.5 million, is due on December 30, 2024. While the repayment of these notes will not impact interest expense or amortization for the remainder of this year, it will reduce these costs in 2025. We expect to meet the repayment obligation using cash flow from operations, additional borrowings under existing credit facilities, and proceeds from the sale of a portion of our loan portfolio (details to be discussed further below).

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

We believe that the following factors are the major challenges confronting us for the remainder of 2024:

High interest rate environment. The rates on our existing credit facilities, including the Churchill Facility and the New NHB Mortgage (as defined below), have all increased. The effective rate of Needham Bank Credit Facility was 7.75%, and Churchill Facility was 8.95% as of September 30, 2024. In addition, the interest rate on the September 2027 Notes, our last note offering in 2022, was 8.0%, the highest it has ever been. Although interest rates have started to come down recently, we expect interest rates to remain elevated for the remainder of 2024 and into 2025.

Capital markets illiquidity. Our last underwritten public offering was in August 2022. Since then, our sole source of working capital has been interest and principal payments on our existing loan portfolio, our existing credit facilities (Churchill and Needham) and intermittent sales under our at-the-market offering facility. Rates have began to ease but the current U.S. 10 Year Treasury Yield would indicate rates are expected to stay elevated for longer than anticipated.

Global and domestic political concerns. 2023 and early 2024 was marked with various geopolitical concerns, including the ongoing conflict between Ukraine and Russia, and Israel, Hamas, Hezbollah and other Iranian proxies, heightened tensions between the U.S. and China regarding Taiwan and global trade, Iran’s and North Korea’s continued pursuit of nuclear weapons and Iran’s ongoing attempts to destabilize the Middle East. These conflicts have led to market volatility, spikes in commodity prices, supply chain interruptions, heightened cybersecurity concerns and general concerns that it might lead to unconventional warfare. The true ramifications of these conflicts and their impact on the markets and our business operations, specifically our borrowers and real estate prices, are not fully known at this time. Our business is purely domestic, but our Company and our borrowers are impacted by the uncertainty created by world events and unexpected market volatility. Additionally, in the fourth quarter of this year, the United States had a presidential election pursuant to which a new president was elected. The new president and his administration is expected to take office in January 2025 and his policies and priorities remain to be seen.

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

Property value fluctuations and declines. We monitor a variety of indicators to track property value trends, including the Federal Funds Rate, U.S Treasury data, days-on-market, pending sales, NAHB’s Housing Market Index and Co-Star reports. Additionally, we primarily utilize third-party valuations including, but not limited to, appraisals, broker price opinions, automated valuation models, and internal valuations to assist in both our underwriting and monitoring of our portfolio assets. Nevertheless, property value market cycles could have an adverse impact on our operations and financial condition. Over the past two years, the commercial real estate market throughout most of the United States has experienced a significant decline in value, which has led to a corresponding increase in the rate of loan defaults and foreclosures. As a result, many REITs have been forced to record additional allowances for credit losses and write-downs of real estate assets. Although many of our loans are secured by residential properties, 28.0% of our portfolio is secured by commercial real estate and, hence, we are not immune from this trend. On a quarterly basis, we evaluate the allowance for credit losses by analyzing several market indicators indicated above and adjust accordingly. Our total allowance for credit losses related to mortgage loans as of September 30, 2024 was $27.2 million. Our total provisions for credit losses related to loans for the three and nine month periods ended September 30, 2024 were $8.1 million and $18.0 million, respectively. Similarly, the decline in commercial real estate values has led to an increase in our foreclosure rates. At September 30, 2024, 23.9% of the loans in our portfolio were in foreclosure proceedings compared to 18.0% at December 31, 2023. We expect these trends to continue through the remainder of 2024.

Unfunded commitments. Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At September 30, 2024, our mortgage loan portfolio included 80 loans with future funding obligations, in the aggregate principal amount of $71.9 million, compared 123 loans with future funding obligations, in the aggregate principal amount of $99.8 million at September 30, 2023. Advances under construction loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. To deal with these obligations, we are compelled to maintain higher cash balances, which could adversely impact our financial performance.

Despite these challenges, the changing dynamics of the real estate finance marketplace, the debt and equity markets, shocks to the financial system and challenging political developments, we continue to believe in the viability of our business model. We believe that there continues to be a significant market opportunity for a well-capitalized “hard money” lender to originate attractively priced loans to small- and mid-scale real estate developers with good collateral, particularly in markets where, traditionally, real estate values are stable and substandard properties are improved, rehabilitated, and renovated as well as under-developed markets that are experiencing rapid growth due to population shifts. We also believe developers will prefer to borrow from us rather than other lending sources because of flexibility in structuring loans to suit their needs, our lending criteria, which places greater emphasis on the value of the collateral rather than the property cash flow or credit of the borrower, and our ability to close and service loans quickly. Our goal is, and has always been, to continue to grow our mortgage loan portfolio and increase our loan profitability, while at the same time maintaining or improving our existing underwriting and loan criteria. Specifically, we believe that the following factors will impact our performance in 2024.

●	Strong balance sheet. At September 30, 2024, we had $220.6 million of shareholders’ equity and total indebtedness for borrowed money of $324.7 million (including deferred financing costs). Thus, our capital structure was 58.5% debt and 41.5% equity compared to 61.0% debt and 39.0% equity at September 30, 2023 which is significantly lower than our mortgage REIT peers. Our equity includes 2,279,824 shares of Series A Preferred Stock (as defined in Note 18), which carries a dividend rate of 7.75% per annum.
●	Pricing power. For the nine months ended September 30, 2024, and 2023, the stated yield on our mortgage loan portfolio, inclusive of default interest, was 13.1% and 12.2%, respectively. (For this purpose, the yield only takes into account the stated interest rate on the mortgage note adjusted to the default rate, if applicable.) The pullback from the banking sector continues to provide demand for products and as such we have the ability to maintain attractive pricing.
●	Access to capital. As a public company subject to the reporting requirements of the Exchange Act, we are able to access the public markets for capital. Since the IPO through September 30, 2024, we raised $513.4 million of gross proceeds through public offerings of our equity and debt securities. We have used the net proceeds from these offerings to grow our business.
●	Liquidity. In addition, to our capital raises through the public markets, we have other sources of liquidity: (i) a $200 million master repurchase financing facility (the “Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York and (ii) a $65 million revolving credit facility with Needham Bank, a Massachusetts co-operative bank, which can be increased up to $75 million (the “Needham Credit Facility”). As of September 30, 2024, we had cash and cash equivalents of $5.9 million.
●	Management. Our senior executive officers include John Villano, president and chief executive officer, and Nicholas Marcello, chief financial officer. Other key personnel include a senior vice president – asset management and a vice

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

We do not have any formal policy limiting the amount of indebtedness we may incur, but we are limited to a 150% asset coverage ratio from our debt covenants. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. Although we have no pre-set guidelines in terms of leverage ratio, the amount of leverage we will deploy will depend on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At September 30, 2024, debt represented 58.5% of our total capital compared to 61.0% at September 30, 2023. To prudently grow the business and satisfy the tax requirement to distribute 90% of our taxable income, we expect to maintain our current level of debt and look to reduce our cost of capital. We intend to maintain a modest amount of leverage for the sole purpose of financing our portfolio and not for speculating on changes in interest rates.

Loan Sale

In October 2024 we retained Mission Capital (“Mission”), a subsidiary of Marcus and Millichap, which is a real estate capital markets firm, as our sole and exclusive advisor for the proposed sale of a pool of mortgage loans with an aggregate principal value of approximately $78.8 million. A majority of these loans are classified as “non-accrual,” meaning payments of interest owed are more than 90 days overdue. In the current market environment, selling these non-performing loans offers a strategic opportunity to improve liquidity and mitigate the opportunity cost associated with holding underperforming assets. Non-performing loans not only tie up valuable capital but also increase our cost of capital by raising risk perceptions among lenders and investors, making it more expensive for us to access financing. Current bids project recoverability of approximately 70% of unpaid principal balance indicating a loss on these loans of approximately $26.9 million which is inclusive of loss on unpaid principal balance, along with unpaid interest, fees, and charges. We are anticipating closing the transaction prior to December 31, 2024.

The net proceeds from the sale will be used for working capital and general corporate purposes, with a portion potentially allocated to repaying the December 2024 Notes. By reducing our exposure to non-performing loans, this transaction will allow us to optimize capital allocation, lower our cost of capital, and position the Company for stronger financial flexibility moving forward.

Debt

Our total outstanding indebtedness at September 30, 2024 was $324.7 million, which included $23.5 million outstanding under the Churchill Facility, $1.0 million outstanding under the New NHB Mortgage, $35.5 million outstanding under the Needham Credit Facility and $264.7 million aggregate outstanding principal amount of five-year, unsecured unsubordinated notes, (the “Notes”) as set forth below. During the nine months ended September 30, 2024, the Company redeemed its 7.125% unsecured, unsubordinated

Notes due June 30, 2024 in the aggregate principal amount of $23.7 million plus the accrued interest thereon. At September 30, 2024, the Company has six series of Notes outstanding:

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

Under the terms of the Indenture, we may, at our option, at any time and from time to time, redeem Notes two years after the date of their original issuance. The Notes are all currently redeemable at our option. In each case the redemption price is equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest to, but excluding, the date fixed for redemption. On and after any redemption date, interest will cease to accrue on the redeemed notes.

Our secured indebtedness as of September 30, 2024 includes the Churchill Facility, the New NHB Mortgage and the Needham Credit Facility (each as described below).

Under the terms of the Churchill Facility, we have the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, we have the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other circumstances but generally will not exceed 70% of the unpaid principal balance purchased. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. We also granted Churchill a first priority security interest on the mortgage loans sold to Churchill to secure our repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR plus (b) 3% - 4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. Our obligations under the Churchill Facility are secured by a lien on the mortgage loans sold to Churchill. The Churchill Facility is also subject to various terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that (A) prohibits us from (i) paying any dividend or make any distribution in excess of 90% of our taxable income, (ii) incurring any indebtedness or (iii) purchasing any shares of our capital stock, unless, in any case, we have an asset coverage ratio of at least 150%; and (B) requires us to maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of our repurchase obligations. Churchill has the right to terminate the Churchill Facility at any time upon 180 days prior notice to us. At such time, we have an additional 180 days after termination to repurchase all the mortgage loans held by Churchill. We believe the Churchill Facility gives us the ability to raise capital as needed at a relatively low rate. It also gives us the flexibility to seek other sources of funding. At September 30, 2024, the amount outstanding under the Churchill Facility was $23.5 million, which amount was accruing interest of an effective rate of 8.95% per annum.

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

On March 2, 2023, we entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent ( “Needham”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, we have the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. As of September 8, 2023, the Needham Credit Facility was increased to $65 million. Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets. Assets excluded from the lien include real estate owned by us (other than real estate acquired pursuant to foreclosure), and mortgages sold under the Churchill Facility. The Needham Credit Facility expires March 2, 2026 subject to our right to extend the term for one year upon the consent of the Needham and the Lenders, which consent cannot be unreasonably withheld, and so long as we are not in default and satisfy certain other conditions. All outstanding revolving loans and accrued but unpaid interest is due and payable on the expiration date. We have the right to terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to Needham at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires us to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter, commencing with the quarter ended June 30, 2023; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%. At September 30, 2024, the amount outstanding under the Needham Credit Facility was $35.5 million, which was accruing interest of an effective rate of 7.75% per annum.

Currently, we are not in compliance with the debt service coverage ratio covenant in the Credit Agreement relating to the Needham Credit Facility described in the previous paragraph. Our inability to comply with this covenant is directly related to the provision for credit losses, which, as discussed elsewhere in this Report, is a non-cash charge that adversely impacts our earnings. Unlike other non-cash charges against earnings, such as depreciation and amortization, provision for credit losses related to mortgage loans is not added back to earnings under the definition of EBITDA. Needham is aware of the situation and has informed us that they are considering granting us a waiver on the debt service covenant ratio. Per the Credit Agreement, the breach of a covenant can result in a default which, if left uncured for more than 30 days, allows Needham to terminate the facility.

Finally, from time-to-time we raise capital by selling our common shares and shares of our Series A Preferred Stock through our at-the market offering facility. During the nine months ended September 30, 2024, under our at-the-market offering facility, we sold an aggregate of 568,711 common shares, realizing gross proceeds of $2.1 million and 256,703 shares of our Series A Preferred Stock having an aggregate liquidation preference of approximately $6.4 million, realizing gross proceeds of $5.4 million (representing a discount of 15.7% from the liquidation preference.) At September 30, 2024, $48.3 million of common shares and shares of our Series A Preferred Stock having a liquidation preference of approximately $66.8 million were available for future sale under the ongoing at-the-market offering.

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

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Total revenue

Total revenue for the three months ended September 30, 2024 was $14.8 million compared to $17.8 million for the three months ended September 30, 2023, a decrease of $3.0 million, or 16.8%. The decrease in revenue is primarily attributable to a decrease in our lending operations in comparison to the same 2023 period, which have been adversely impacted by current conditions in the capital markets, making it extremely difficult for us to raise the capital on terms that we deem to be acceptable. For the three months ended September 30, 2024, interest income was $11.4 million compared to $14.3 million for the same 2023 period, a decrease of $2.9 million or 20.0%. The decrease is in-line with the decline of our mortgage loan portfolio, as well as comes as a direct result of the increase of loans in nonaccrual. Fee income from loans decreased to $1.8 million compared to $2.4 million for the same 2023 period, a decrease of $0.6 million, or 23.9%. This decrease in fees was primarily attributable to a decrease in originations. For the three months ended September 30, 2024, we funded 12 new loans having an aggregate original principal amount of $6.7 million, compared to 18 loans in the amount of $28.0 million for the three months ended September 30, 2023. As a result, origination fee income decreased approximately 16.4%, from $0.6 million for the three months September 30, 2023 to $0.1 million for the three months September 30, 2024. Loan originations, modifications, and extensions for the three months ended September 30, 2024 were $14.4 million compared to $52.2 million for the same 2023 period. During the three months ended September 30, 2024, we were predominantly focused on modifying existing loans. Income from partnership investments was $1.5 million for the 2024 period compared to $0.8 million for the 2023 period, an increase of $0.8 million or 91.2%. In addition, other investment income for the three months ended September 30, 2024 was $0.03 million compared to $0.3 million for the same 2023 period, a decrease of $0.3 million or 98.9%. Other income remained relatively stagnant period over period.

Operating expenses

Total operating expenses for three months ended September 30, 2024 were $19.6 million compared to $11.3 million for the three months ended September 30, 2023, an increase of $8.3 million or 72.8%. The increase in operating expenses is primarily attributable to our provision for credit losses related to loans. For the 2024 period, provision for credit losses related to loans were $8.1 million compared to a $0.1 million recovery of credit losses related to loans for the comparable 2023 period. This increase is primarily due to a period-over-period increase of loans in pending and pre-foreclosure status of $13.5 million, as a result of $81.8 million of unpaid principal, interest, and charges as of September 30, 2024 compared to $68.3 million as of September 30, 2023. Such balances consist of primarily commercial assets, of which have experienced a decline in fair value throughout 2024. See Note 2 to the accompanying unaudited consolidated financial statements included elsewhere in this Report for further details on our methodology on determining allowance for credit losses and provisions for credit losses related to loans under such category. The remaining fluctuations in operating expenses were primarily attributable to (i) general and administrative expenses increased $1.0 million as a result of additional legal and advisory fees incurred in dealing with an activist shareholder, (ii) interest and amortization of deferred financing costs decreased $0.8 million as result of repayment of the June 2024 note, (iii) impairment loss on real estate owned increased $0.1 million, (iv) a $0.2 million decrease in net loss on sale of real estate owned, and property and equipment and (v) other expenses which increased $0.09 million.

Other income (loss)

For both of the three-month periods ended September 30, 2024 and 2023, we reported a $0.2 million loss on equity securities.

Net income (loss)

Net loss attributable to common shareholders for the three months ended September 30, 2024 was $6.1 million, or $0.13 per share, compared to net income to common shareholders $5.2 million, or $0.12 per share, for the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Total revenue

Total revenue for the nine months ended September 30, 2024 was $46.7 million compared to $48.3 million for the nine months ended September 30, 2023, a decrease of $1.6 million, or 3.3%. The decrease in revenue is primarily attributable to the decline in our mortgage loan portfolio, which decreased 4.4% period-to-period. For the 2024 period, interest income was $35.8 million compared to $37.2 million for the same 2023 period, representing a decrease of $1.4 million, a 3.6% decrease. The decrease is in-line with the decline of our mortgage loan portfolio, as well as comes as a direct result of increases of loans in nonaccrual. Fee income from loans decreased to $6.5 million compared to $7.9 million for the same 2023 period, a decrease of $1.4 million, or 17.3%. This decrease in fees was primarily attributable to a decrease in originations. For the first nine months of 2024, we funded 38 new loans having an aggregate original principal amount of $60.2 million, compared to 56 loans in the amount of $100.1 million for the first nine months of 2023. Similarly, origination fee income decreased approximately 13.6%, from $2.2 million for the nine months of 2023 to $1.9 million for the first nine months of 2024. Also, other investment income was $0.4 million for the nine months ended September 30, 2024 compared to $0.9 million for the same 2023 period, a decrease of $0.5 million or 55.4%. These decreases were offset, in part, by increases in partnership investment income and other income. Income from partnership investments was $3.9 million for the 2024 period compared to $2.3 million for the 2023 period, an increase of $1.6 million or 67.1%.

Operating expenses

Total operating costs and expenses for nine months ended September 30, 2024 were $50.4 million compared to $31.7 million for the nine months ended September 30, 2023, an increase of $18.7 million, or 59.0%. The increase in operating expenses is primarily attributable to our provision for credit losses related to loans. For the 2024 period, provision for credit losses related to loans were $18.0 million compared to $0.07 million for the same 2023 period, an increase of $17.9 million. The increase in provision for credit losses related to loans relates to the aforementioned increase in loans in pending and pre-foreclosure as well as the decline in fair value of such assets, along with the expectation of future decreases in such fair values. Further, general and administrative expenses increased $1.3 million, or 35.5% as a result of factors mentioned above, and other expenses increased $0.6 million or 90.1%. Such increases were partially offset by a decrease in interest and amortization of deferred financing costs. For the 2024 period, interest and amortization of deferred financing costs was $21.3 million compared to $21.7 million for the same 2023 period, a decrease of $0.4 million, or 1.9%.

Other income (loss)

For the nine-month period ended September 30, 2024, we reported $0.2 million gain on equity securities compared to a $0.4 million gain on equity securities for the nine months ended September 30, 2023.

Net Income (loss)

Net loss attributable to common shareholders for the nine months ended September 30, 2024 was $6.7 million, or $0.14 per share, compared to net income of $14.2 million, or $0.32 per share for the nine months ended September 30, 2023. The $0.46 per share swing is due primarily to the increase in provisions for credit losses related to loans, as stated above.

Liquidity and Capital Resources

Total assets at September 30, 2024 were $555.5 million compared to $625.5 million at December 31, 2023, a decrease of $70.0 million, or 11.2%. The decrease was due primarily to the decrease of our cash and cash equivalents of $6.7 million, a decrease in investments securities of $36.2 million, a decrease in net mortgages receivable of $34.8 million, and a decrease in interest and fee receivable of $3.5 million, offset by increases in investment in rental real estate of $2.4 million and investment in partnership of $11.1 million.

Total liabilities at September 30, 2024 were $334.9 million compared to $395.5 million at December 31, 2023, a decrease of $60.6 million, or 15.3%. This decrease is primarily due to principal repayments of; notes payable of $21.9 million, repurchase facility of $3.0 million, and the line of credit of $26.3 million. Additionally, decreases in the accrued dividends payable of $5.1 million, deferred revenue of $1.3 million, and advances from borrowers of $3.9 million, offset by increases accounts payable and accrued liabilities of $1.0 million.

Total shareholders’ equity at September 30, 2024 was $220.6 million compared to $230.1 million at December 31, 2023, a decrease of $9.5 million. This decrease was due primarily to dividends paid on common shares and Series A Preferred Stock of $9.0 million and $3.2 million, respectively, along with net loss of $3.4 million and repurchases of our common shares of $1.4 million, which was partially offset by the proceeds of the sale of Series A Preferred Stock of $5.2 million, issuance of common shares of $2.1 million, and stock-based compensation of $0.7 million.

Net cash provided by operating activities for the nine months ended September 30, 2024 was $13.5 million compared to $18.9 million for the comparable 2023 period. For the 2024 period net cash provided by operating activities consisted primarily of amortization of deferred financing costs and bond discount of $1.9 million, depreciation expense of $0.3 million, stock based compensation of $0.7 million, provision for credit losses related to loans of $18.0 million, and a decrease in other assets of $3.5 million, offset by an increase in net interest and fees receivable of $0.6 million, a gain on equity securities of $0.2 million, decrease in advances from borrowers of $3.9 million, an increase due from borrowers, net of $1.7 million, and a net gain on sale of real estate and property and equipment of $0.3 million. For the 2023 period net cash provided by operating activities consisted primarily of net income of approximately $17.0 million, amortization of deferred financing costs and bond discount of approximately $1.8 million, stock-based compensation of approximately $0.6 million, impairment loss of approximately $0.6 million, increases in advances from borrowers of approximately $2.6 million and deferred revenue of approximately $0.6 million, offset by unrealized gain on investment securities of approximately $0.4 million, increase in due from borrowers of approximately $2.2 million, increase in other assets in aggregate of approximately $1.0 million, and an increase in interest and fees receivable of approximately $1.6 million.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2024 was $44.3 million compared to net cash used for investing activities of $67.6 million for the comparable 2023 period. For the 2024 period, net cash provided by investing activities consisted primarily of proceeds from the sale of investment securities of $44.0 million, proceeds from sales of real estate owned of $2.0 million, and principal collections on mortgages receivable of $135.3 million, offset by purchases of investment securities of $7.8 million, purchases of interests in investment partnerships, net of $11.1 million, improvements in investment in rental real estate of $2.5 million, and principal disbursements for mortgages receivable of $115.7 million. For the 2023 period, net cash used for investing activities consisted primarily of purchases of investment securities of approximately $21.1 million, net purchases of interests in investment partnerships of approximately $9.1 million, investment in rental real estate of approximately $10.7 million and principal disbursements for mortgage loans of approximately $159.7 million, offset by principal collections on mortgage loans of approximately $123.5 million, proceeds from sale of real estate owned of approximately $0.1 million, proceeds from sale of property and equipment of approximately $0.5 million, and by proceeds from the sale of investment securities of approximately $9.1 million.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2024 was $(64.5) million compared to net cash provided by financing activities of $50.7 million for the comparable 2023 period. Net cash used in financing activities for the 2024 period consists principally of repayment of lines of credit of $26.3 million, repayment of repurchase facility of $3.0 million, dividends paid on common shares and Series A Preferred Stock of $14.2 million and $3.2 million, respectively, and repayment of the unsecured notes payable that came due in September 2024 of $23.6 million, offset by proceeds from the issuance of common shares, net of expenses and Series A Preferred Stock, net of expenses of $2.1 million and $5.2 million, respectively. Net cash provided by financing activities for the 2023 period consists principally of net proceeds from the issuance of common shares of approximately $15.3 million, net proceeds from the issuance of Series A Preferred Stock of approximately $1.9 million, net proceeds from line of credit of approximately $47.8 million, net proceeds from repurchase facility of approximately $5.4 million, and proceeds from mortgage of $0.4 million, offset primarily by dividends paid on common shares of approximately $16.9 million and Series A Preferred Stock of approximately $2.8 million.

Our long-term cash needs will include principal payments on outstanding indebtedness and funding of new mortgage loans. We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans and construction draws and payments for usual and customary operating and administrative expenses, such as interest payments on notes payable, employee compensation, sales, marketing expenses and dividends. Additionally, the December 2024 Notes are due and payable on December 30, 2024. We intend to repay the December 2024 Notes with a combination of cash flow from operations, proceeds from our existing credit facilities (i.e., Churchill and Needham), and proceeds from the sale of loans (as described in Note 19 – Subsequent Events). Accordingly, we believe that our current cash balances, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

From and after the effective date of our REIT election, we intend to pay regular quarterly distributions to holders of our common shares in an amount not less than 90% of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains).

Between October 1, 2024 and November 13, 2024, through our at-the-market offering facility, we sold no common shares, 6,802 shares of Series A Preferred Stock having an aggregate liquidation preference of $0.2 million, realizing gross proceeds of $0.1 million (representing a discount of 14.3% from the liquidation preference.)

Effective on October 10, 2024, our Board adopted a new stock repurchase plan (the “New Repurchase Plan”) to replace our existing stock repurchase plan (the “Original Repurchase Plan”), pursuant to which we may repurchase up to an aggregate of $5,802,959 of common shares. Under the New Repurchase Plan, share repurchases will be made from time to time on the open market at prevailing market prices in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The New Repurchase Plan is expected to continue until the earlier of the repurchase of all the common shares under the plan or termination in accordance with its terms. Ladenburg Thalmann & Co. Inc. and Janney Montgomery Scott LLC will act as the Company’s exclusive purchasing agents under the New Repurchase Plan.

Between October 1, 2024 and November 13, 2024, we repurchased 46,043 common shares through the Original Repurchase Plan.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of September 30, 2024, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans as well as contractual obligations consisting of operating leases for equipment, software licenses and investment in partnerships.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

	(In thousands)
Unfunded portions of outstanding construction loans	$71,865	$52,801	$19,064	$—	$—
Unfunded partnership commitments	4,499	4,499	—	—	—
Total contractual obligations	$76,364	$57,300	$19,064	$—	$—

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

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Management, specifically our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to management, specifically our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Company Purchases of its Equity Securities

The purchases set forth in the table below were made pursuant to the Original Repurchase Plan adopted by the Board in October 2022 pursuant to which we may repurchase up to an aggregate of $7,500,000 of our common shares. Under the Original Repurchase Plan, share repurchases were made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. Ladenburg Thalmann & Co. Inc. acted as our exclusive purchasing agent under the Original Repurchase Plan.

During the nine month period ended September 30, 2024, we repurchased 535,369 common shares under the Original Repurchase Plan at a total cost of approximately $1.4 million. As set forth below, approximately $5.9 million was available under the Original Repurchase Plan as of September 30, 2024.

ISSUER PURCHASES OF EQUITY SECURITIES

(d)
Maximum
Number
(or
Approximate
			(c)	Dollar Value) of
			Total Number	Shares (or
			of Shares (or	Units)
			Units)	that May Yet
		(b)	Purchased as	Be
	(a)	Average	Part of Publicly	Purchased
	Total Number of	Price Paid	Announced	Under
	Shares (or units)	per Share	Plans or	the Plans or
Period	Purchased	(or Unit)	Programs	Programs
Month #1 (July 1-31, 2024)	114,796	$2.7537	—	$6,953,579
Month # 2 (August 1-31, 2024)	172,744	$2.3633	—	$6,547,141
Month #3 (September 1-30, 2024)	247,829	$2.5338	—	$5,916,845
Total	535,369		—

Item 6.   EXHIBITS

Exhibit No.	Description

2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (9)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (19)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (20)
3.2	Amended and Restated Bylaws, effective as of November 25, 2019 (3)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.2	Second Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (2)
4.3	Form of 6.875% Notes due 2024 (6)
4.4	Third Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (7)
4.5	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.4 above)
4.6	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate. (9)
4.7	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (10)
4.8	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.7 above).
4.9	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (14)
4.10	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.9 above)
4.11	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (16)
4.12	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.11 above)
4.13	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (21)
4.14	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.13 above)
4.15	Revolving Credit Note, dated March 2, 2023, in the principal amount of $45 million in favor of Needham Bank, as lender (22)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.3**	Final Form of the Restrictive Stock Grant Agreement dated April 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and John L. Villano (11)
10.4	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC (12)
10.5	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association (12)
10.6**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (15)
10.7**	Final Form of the Restrictive Stock Grant Agreement dated April 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and John L. Villano (17)
10.8**

Final Form of the Restrictive Stock Grant Agreement dated July 19, 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (19)

10.9	Credit and Security Agreement, dated as of March 2, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (22)
10.10	First Amendment to the Credit and Security Agreement, dated as of September 8, 2023, among Sachem Capital Corp., the lenders party thereto and Needham Bank, as administrative agent (24)
10.11**	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (23)
10.12**	Final Form of the Restricted Stock Grant Agreement dated March 19, 2024 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (25)
10.13	Cooperation Agreement, dated August 20, 2024, between Sachem Capital Corp. and Blackwells Capital LLC, Blackwells Onshore I LLC and Jason Aintabi (26)

10.14**

Final Form of the Restrictive Stock Grant Agreement dated September 7, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz*

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (25)
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (22)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (22)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million NHB Mortgage (22)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(5)	Intentionally omitted.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K on November 6, 2019 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021 and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(13)	None.
(14)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated herein by reference.
(18)	Intentionally omitted.
(19)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Quarterly Report on Form 10 - Q for the period ended September 30, 2023 and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Annual Report on Form 10 - K for the year ended December 31, 2023 and incorporated herein by reference.
(26)	Previously filed as an exhibit to the Current Report on Form 8-K on August 26, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: November 14, 2024	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Nicholas M. Marcello
Nicholas M. Marcello
Chief Financial Officer
(Principal Accounting and Financial Officer)