Form 10-Q/A
period 2024-09-30
Sachem Capital Corp.
filed 2024-11-18
CIK 1682220

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

As of November 13, 2024, the Issuer had a total of 46,965,306 common shares, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2024 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2024, is solely to correct the number of the Company’s common shares issued and outstanding on November 13, 2024, the latest practicable date prior to filing the Form 10-Q. The Form 10-Q disclosed 49,965,306 instead of 46,965,306 of the Company’s common due to a clerical error.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are included as exhibits to this Amendment.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on November 14, 2024, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after November 14, 2024) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

SACHEM CAPITAL CORP.
Date: November 18, 2024	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2024	By:	/s/ Nicholas M. Marcello
Nicholas M. Marcello
Chief Financial Officer
(Principal Accounting and Financial Officer)