Form 10-K
period 2024-12-31
Sachem Capital Corp.
filed 2025-03-31
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates, computed by reference to the closing price for a common share on the NYSE American LLC on such date, was approximately $117.7 million.

As of March 28, 2025 the registrant had 47,310,139 common shares, $0.001 par value outstanding.

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

Unless the context otherwise requires, all references in this Report to “Sachem Capital,” “Sachem,” “we,” “us” and “our” refer to Sachem Capital Corp., a New York corporation.

PART I

Item 1. Business

Background

We were organized as a New York corporation in January 2016 under the name HML Capital Corp. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 9, 2017, we completed our initial public offering (the “IPO”) in which we issued and sold 2.6 million common shares, $.001 par value per share, (“Common Shares”). We believe that since the consummation of the IPO, we have qualified as a real estate investment trust (“REIT”) and we elected to be taxed as a REIT beginning with our 2017 tax year. We believe that it is in the best interests of our shareholders that we continue to operate as a REIT. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%), we will maintain our REIT status but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we are also subject to federal excise taxes and minimum state taxes. We intend to continue to operate in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.

Business Overview and Investment Strategy

We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., typically three years or less) loans secured by first mortgage liens on real property. In addition, our loans are usually further secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. Our typical borrower is a real estate investor or developer who uses the proceeds of the loan to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties and that are held for investment or sale. The mortgaged property may or may not be income producing. Our loans are referred to in the real estate finance industry as “hard money loans” primarily because they are secured by “hard” (i.e., real estate) assets. Our mortgage loans are structured to fit the needs and business plans of the borrowers. Revenue is generated primarily from the interest borrowers pay on our loans and fees related to the origination, maintenance, service, modification, and extension of loans.

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

Management

John L. Villano, CPA, is our founder, Chairman, President and Chief Executive Officer. He is responsible for overseeing all aspects of our business operations, including investor relations, brand development and business development. Prior to starting Sachem, Mr. Villano was engaged in the private practice of accounting and auditing for almost 30 years.

In December 2024, Jeffery C. Walraven was appointed to serve as our Interim Chief Financial Officer. Mr. Walraven joined us in August 2024 as a member of the Board. Prior to his appointment as Interim Chief Financial Officer, he was also a member of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board. In connection with this appointment, he resigned as a member of all the committees. He has extensive experience with private and public real estate companies working on matters including capital markets, accounting and finance.

Our Origination Process and Underwriting Criteria

Our executive management team possesses extensive experience in both residential and commercial mortgage lending, navigating various economic and market conditions with expertise. A primary source of new transactions is repeat business from existing and former borrowers, along with referrals of new business. Additionally, we generate leads through strategic partnerships with banks, brokers, attorneys, and targeted web-based advertising.

When underwriting a loan, our primary focus is evaluating the value of the property that will secure the loan. Before making a final decision on a loan application, we conduct thorough due diligence on both the property, the borrower, and if the borrower is an entity, the principals of the borrower. We rely on readily available market data, including independent appraisals, Automated Valuation Models, trailing twelve month financial statements, rent rolls (if applicable), recent sales transactions, and broker insights, to assess the value of the collateral.

Additionally, the asset management team reviews the construction aspects of the project. This team meets with the borrower, its principals, and the General Contractor to understand the project scope, timelines, and any potential constraints. The asset management team continues to monitor and oversee the project until its completion. We conduct thorough due diligence by ordering title, lien, and judgement searches. In most cases, we also perform an on-site visit to assess the subject property, as well as the surrounding real estate market. If an on-site visit is not feasible, we rely on an independent appraisal to evaluate the property’s as-is or after-repair value. Additionally, we review financial and operational data provided by the borrower and its principals, focusing on how they manage and maintain the property.

To evaluate the borrower and its principals, we obtain third-party credit reports from a major credit reporting agency, conduct background checks through LexisNexis, and request personal financial statements. We verify these statements by requesting supporting documents such as bank and brokerage statements, along with mortgage statements for any properties listed on their “Schedule of Real Estate Owned”, which is part of our loan application. All of this information is carefully analyzed before making a final decision.

Our decision to proceed with the funding of the loan is primarily driven by our comprehensive evaluation of the property’s value. This evaluation encompasses factors such as the local market conditions, the current and potential alternative uses of the property, the existing and projected net incomes, sales data for comparable properties, applicable zoning regulations, and the creditworthiness of the borrower and principals. Additionally, we assess the experience and qualifications of the borrower and their principals in real estate ownership, construction, development, and project management. As part of our due diligence, we engage third-party professionals and experts, including appraisers, engineers, title insurers, and attorneys, to ensure a thorough and informed decision- making process. Loan commitments are issued following a comprehensive review and approval process by our executive management team. In the event of any deviations from our standard guidelines, an exception report must be signed by the executive management team. Loan commitments are typically contingent upon thorough underwriting and the receipt of satisfactory title documentation and title reports for the underlying property.

The typical terms of our loans are as follows:

Principal amount. We have a policy that limits the maximum amount of our exposure to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, unless otherwise approved by the Board. Finally, any loan with an original principal amount exceeding $5 million must be approved by our board of directors (the “Board”).

Loan-to-Value Ratio; Loan to Cost Ratio. Our underwriting guidelines provide that the original principal amount of a loan should not exceed 70% of the fair market value of the property securing the loan. In the case of properties undergoing renovation, our underwriting guidelines provide that the original principal amount of a loan should not exceed 85% of the total cost of the project. However, we make exceptions to this guideline if the facts and circumstances support the incremental risk. The factors we will consider include the additional collateral provided by the borrower, the credit profile of the borrower, our previous relationship, if any, with the borrower, the nature of the property, the geographic market in which the property is located and any other information we deem appropriate.

Interest rate. Currently, a fixed rate is typically between 10.0% to 13.0% per annum with a default rate of up to 24% per annum.

Origination fees. Generally, the range is from 1% to 3%. In addition, if the term of the loan is extended, additional points are payable upon the extension.

Term. The loan term typically ranges from one to three years, with early termination allowed in the event of a refinance or property sale. Extensions may be granted if the borrower complies with all covenants and the loan meets our current underwriting criteria. Extensions are generally for one year, but may vary based on the loan’s circumstances.

Prepayments. In most cases, a borrower may prepay the loan at any time without premium or penalty.

Covenants. To promptly pay real estate taxes, property insurance, general liability insurance, builder’s risk insurance, flood insurance (if applicable), and any similar charges related to the subject and collateral properties. Additionally, the borrower and its principals are responsible for ensuring the property remains secure and is not subject to deterioration, damage, or blight.

Events of default. Includes: (i) failure to make payment when due; and (ii) breach of a covenant.

Payment terms. Interest only is payable monthly in arrears. Principal is due in a “balloon” payment at the maturity date.

Escrow. Generally, none required.

Reserves. Depending on the particular cash flow of a property, we may require the borrower to establish reserves for interest, taxes and/or insurance, particularly with respect to larger loans.

Security. Each loan is evidenced by a promissory note, which is secured by a first mortgage lien on real property owned by the borrower. A loan may be further secured by additional property owned by the borrower, a pledge by the owners of the borrower of their equity interest in the borrower and/or personal guaranties from the borrower or a related party.

Fees and Expenses. Borrowers are responsible for various fees associated with securing a loan, which may include an application fee, inspection fee, wire fee, and a bounced check fee. In the case of construction loans, borrowers are also subject to check requisition fee for each draw made from the loan. Additionally, a construction servicing fee, ranging from 1% to 2% of the total construction budget, may apply.

As is customary in real estate finance transactions, borrowers are expected to cover all expenses related to obtaining the loan. These expenses include, but are not limited to, the cost of a property appraisal, environmental assessment report (if applicable), credit report, and any title, recording, or legal fees incurred during the loan process.

Financing Strategy Overview

To continue to grow our business, we must increase the size of our loan portfolio, which requires that we use our existing working capital to fund new loans and raise additional debt and/ or equity capital. Our operating income in the future will depend on how much capital we raise and the spread between our cost of capital and the effective yield on our loan portfolio.

We do not have any formal policy limiting the amount of indebtedness we may incur, but under the terms of the loan documents related to our various credit facilities, including the indenture covering our unsecured unsubordinated five-year notes (the “Notes”), we are required to maintain total assets exceeding 150% of our total liabilities. Depending on various factors we may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. The amount of leverage we deploy depends on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, general economic conditions, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, and our outlook for interest rates and property values. At December 31, 2024, debt represented 62.0% of our total capital compared to 60.4% at December 31, 2023. We expect to maintain our current level of debt and are always looking to attempt to reduce our cost of capital.

Our Loan Portfolio

The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	As of and For the Years Ended
	December 31,
	(in thousands, except number of loans and weighted averages)
	2024	2023
Loans disbursed	$134,298	$204,885
Loans repaid	$190,971	$167,036
Principal of loans sold	$55,838	$—
Number of loans sold	32	—
Principal of loans transferred to real estate owned	$28,639	$1,749
Number of loans transferred to real estate owned	22	4
Number of loans held for investment outstanding	157	311
Gross principal amount of loans held for investment	$376,991	$499,235
Weighted average contractual interest rate(1)	12.53%	12.56%
Weighted average term to maturity (in months) (2)	4	6

(1)Includes default interest.

(2)Does not give effect to extensions.

At December 31, 2024, our outstanding mortgage loan portfolio included loans ranging in size from $35,000 to $42.9 million. The table below gives a breakdown of our loans held for investment by loan size as of December 31, 2024:

			Aggregate Gross
	Number of		Principal
Amount	Loans	Percentage	Amount	Percentage
			(in thousands)
$1,000,000 or less	75	47.8%	$30,629	8.1%
$1,000,001 to $5,000,000	65	41.4%	146,939	39.0%
$5,00,001 to $10,000,000	8	5.1%	51,831	13.7%
$10,000,001 or more	9	5.7%	147,592	39.2%
Total	157	100.0%	$376,991	100.0%

Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2024, our loan portfolio included 63 loans with future funding obligations, having a funded outstanding principal amount of $316.5 million and $49.9 million unfunded pending borrower performance. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. Most of the properties we finance are residential or commercial investment and have a construction component. However, in all instances the properties are held only for investment by the borrowers and may or may not generate cash flow.

As of December 31, 2024, the primary markets in which we were exposed were Connecticut, Florida, Massachusetts and New York. The table below gives a breakdown of our loans held for investment by state as of December 31, 2024:

	Number of		Gross Amount
State	Loans	Percentage	Outstanding	Percentage
			(in thousands)
California	1	0.6%	$4,101	1.1%
Connecticut	84	53.6%	129,787	34.4%
Florida	23	14.7%	115,232	30.6%
Georgia	1	0.6%	3,840	1.0%
Maine	1	0.6%	1,625	0.4%
Maryland	1	0.6%	864	0.2%
Massachusetts	9	5.8%	46,121	12.2%
New Jersey	1	0.6%	2,240	0.6%
New York	21	13.5%	33,166	8.8%
North Carolina	4	2.5%	7,764	2.1%
Pennsylvania	2	1.3%	4,850	1.4%
Rhode Island	3	1.9%	1,888	0.5%
South Carolina	4	2.5%	12,461	3.3%
Tennessee	1	0.6%	11,868	3.1%
Washington D.C.	1	0.6%	1,184	0.3%
Total	157	100.0%	$376,991	100.0%

The following table details our loans held for investment as of December 31, 2024 by year of origination:

			Aggregate Gross
	Number of		Principal
Year of Origination	Loans	Percentage	Amount	Percentage
			(in thousands)
2024	36	22.9%	$46,786	12.4%
2023	31	19.7%	83,704	22.2%
2022	34	21.7%	80,349	21.3%
2021	33	21.0%	148,773	39.5%
2020	8	5.1%	9,879	2.6%
2019	6	3.9%	3,752	1.0%
2018 and prior	9	5.7%	3,748	1.0%
Total	157	100.0%	$376,991	100.0%

The following tables set forth information regarding the types of properties securing loans held for investment at December 31, 2024 and 2023:

	At December 31,
	2024		2023

	(in thousands)
	Aggregate Gross Principal		Aggregate Gross Principal
	Amount	Percentage	Amount	Percentage
Residential	$211,939	56.2%	$246,520	49.4%
Commercial	95,509	25.3%	186,524	37.4%
Pre-Development Land	23,466	6.2%	35,920	7.2%
Mixed Use	46,077	12.3%	30,271	6.0%
Total	$376,991	100.0%	$499,235	100.0%

Allowance for Credit Losses

Our allowance for credit losses is influenced by historical loss experience, current exposure by geographical region, current expected credit losses on loans in foreclosure based on fair value less cost to sell, non-performing status, and other supportable forecasts of economic conditions. A loan is considered non-performing once it has been delinquent on its monthly payments past 90 days.

The following table presents the allowance for credit losses against unpaid principal balance of loans held for investment:

	At December 31,
	2024			2023

	(in thousands )
			Percentage of			Percentage of
	Aggregate Gross		Respective	Aggregate Gross		Respective
	Principal Amount	Allowance	Principal	Principal Amount	Allowance	Principal
Performing & Non-performing – General reserve	$282,910	$(5,147)	1.8%	$350,922	$(2,360)	0.7%
Non-performing – Direct reserves	57,808	(7,265)	12.6%	84,592	—	—%
Non-performing in Foreclosure – Direct reserves	36,273	(6,058)	16.7%	63,721	(5,163)	8.1%
Total	$376,991	$(18,470)		$499,235	$(7,523)

For further information, see Note 4 – Loans and Allowance for Credit Losses.

Investment in Rental Real Estate

As of December 31, 2024, we owned one property that was purchased for the sole purpose of an investment in rental real estate, and is currently in final phases of construction renovation. On February 15, 2025, we commenced a lease agreement for approximately 51% of the gross leasable space of 49,041 square feet. This property also has an approved residential development component, which as of the date of this report, is currently in the planning stage.

The following table details the carry value of our investment in rental real estate owned property reflected on our consolidated balance sheets as of December 31, 2024:

		Month of	Carrying
Property Type	Location	Acquisition	Value
			(in thousands)
Commercial – Office space and Condominiums	Westport, CT	June 2023	$14,032
Total			$14,032

For further information, see Note 5 – Investment in Rental Real Estate, Net.

Real Estate Owned

As of December 31, 2024, we owned twenty properties, each of which previously served as collateral for first mortgage loans. Fifteen of such properties were acquired during the year ended December 31, 2024 in connection with foreclosure actions.

The following table details the carrying value of each of our real estate owned properties reflected on our consolidated balance sheets as of December 31, 2024:

		Month of	Carrying
Property Type	Location	Acquisition	Value
			(in thousands)
Commercial – Restaurant	Bristol, CT	March 2019	$750
Land	Bristol, CT	December 2019	1,406
Land	Derby, CT	March 2022	30
Land	Sturbridge, MA	November 2022	110
Residential – Single Family	Bellingham, MA	December 2023	293
Land	Stamford, CT	May 2024	115
Land	Stamford, CT	May 2024	115
Residential – Multi Family	Westbrook, ME	September 2024	298
Residential – Multi Family	South Portland, ME	September 2024	550
Mixed Use	Casco, ME	September 2024	300
Land	Cape Coral, FL	October 2024	600
Land	Cape Coral, FL	October 2024	900
Land	Cape Coral, FL	October 2024	350
Land	Cape Coral, FL	October 2024	350
Residential – Multi Family	Flagler Beach, FL	October 2024	3,382
Residential – Single Family	Gainesville, FL	November 2024	925
Mixed Use	New London, CT	November 2024	1,750
Land	New London, CT	November 2024	2,500
Commercial – Office	Windsor, CT	December 2024	1,600
Commercial – Office	Windsor, CT	December 2024	2,250
Total			$18,574

For further information, see Note 6 – Real Estate Owned (REO).

Investments in limited liability companies

As of December 31, 2024, we had investments in limited liability companies of $53.9 million, consisting of limited liability membership equity investments in real estate note-on-note mortgage investment vehicles, direct investments in real estate, and a direct investment in an real estate asset manager.

For further information, see Note 17 – Limited Liability Company Investments.

Competition

The real estate finance markets in which we operate are highly competitive. Competition is becoming more of a factor as we implement our strategy to focus on larger loans and more sophisticated borrowers. Over the last few years, as banks have pulled back from the lending market, non-traditional lenders, such as non - bank real estate companies, hedge funds, private equity funds and insurance companies, have stepped into the void.

Our competitors include traditional lending institutions such as regional and local banks, savings and loan institutions, credit unions and other financial institutions as well as other market participants such as specialty finance companies, REITs, investment banks, insurance companies, hedge funds, private equity funds, family offices and high net worth individuals. In addition, there are numerous lenders of significant size serving the markets in which we currently operate and those in which we plan to operate in the future. Many of these competitors enjoy competitive advantages over us, including greater name recognition, established lending relationships with customers, financial resources, and access to accretive capital. Our principal competitive advantages include our experience, our reputation, our size and our ability to address the needs of borrowers in terms of timing and structuring loan transactions.

Notwithstanding intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small and mid-size real estate developers, owners and contractors in the markets in which we operate because we are well-capitalized, we have demonstrated flexibility to structure loans to suit the needs of the individual borrower and we can act quickly. In addition, through our marketing efforts, we are beginning to develop a brand identity in some of the other markets in which we operate, particularly those along the eastern seaboard. We believe we have developed a reputation among these borrowers for offering reasonable terms and providing outstanding customer service. We further believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.

Sales and Marketing

We utilize a single third-party vendor for Search Engine Optimization (“SEO”) and Google advertisement analysis. However, all market analysis and targeted location strategies are conducted in-house by our marketing department. Additionally, all SEO and advertising efforts managed by the third-party vendor requires internal approval from our marketing department. In addition, a principal source of new transactions has been repeat business from prior customers and their referral of new leads.

We have established a comprehensive digital marketing strategy to drive loan origination through multiple targeted campaigns. Digital marketing and online advertising have proven to be effective and cost-efficient methods for lead generation. These initiatives are designed to engage potential borrowers actively seeking lending solutions online. By leveraging diverse digital advertising platforms, we have successfully identified and cultivated a new borrower segment. Furthermore, we have strategically partnered with various online platforms to be recognized as a “listed lender,” enhancing our market presence and distinguishing our services from competitors in the evolving digital landscape.

In addition to our digital marketing efforts, we maintain a steady flow of loan originations through borrower retention and referrals, which continue to be a significant driver of new business. Our strong borrower relationships and commitment to customer service contribute to repeat business and word-of-mouth referrals, reinforcing our lending platform’s reliability and trustworthiness. Additionally, we have solidified strategic partnerships with banks and brokers, further expanding our network and providing a consistent pipeline of potential borrowers. These combined efforts ensure a balanced approach to loan origination, leveraging both digital innovation and established industry relationships to support sustainable growth.

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

Employees

As of December 31, 2024, we had 29 employees, of which 28 were full-time.

Taxation - REIT Qualification

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

Furthermore, we have a taxable REIT subsidiary (“TRS”), which pays U.S. federal, state, and local taxes on its net taxable income. See Item 1A – Risk Factors for additional REIT qualification and tax status information.

Regulation

Our operations are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. In addition, we may rely on exemptions from various requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Investment Company Act and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties who we do not control.

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

If we were required to register as an investment company under the Investment Company Act, we would be subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Qualification for exclusion from the definition of an investment company under the Investment Company Act will limit our ability to make certain investments. In addition, complying with the tests for such exclusion could restrict the time at which we can acquire and sell assets.

Available Information

We maintain a website at www.sachemcapitalcorp.com. We are providing the address to our website solely for information purposes. The information on our website is not a part of, and is it incorporated by reference into, this Report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC.

Item 1A. Risk Factors.

The following factors may affect our growth and profitability of and should be considered by any prospective purchaser or current holder of our securities:

Risks Related to Our Current Financial Condition

We incurred a net loss attributable to common shareholders for 2024 and we cannot assure you that we will be profitable for 2025.

For the year ended December 31, 2024, we reported a net loss of $43.9 million compared to net income of $12.1 million for the year ended December 31, 2023. This is the first annual net loss that we reported since we became a publicly traded company in 2017. There were a number of factors that contributed to this result. For the year ended December 31, 2024, we recorded a $22.0 million realized loss on sale of loans, a $4.9 million valuation allowance for loans held for sale, a $26.9 million provision for credit loss related to loans held for investment and loans transferred to real estate owned, and an impairment charge of $0.5 million relating to real estate owned, all of which are presented on our consolidated statement of operations. Second, top-line revenue for 2024 declined 11.2% compared to 2023, after we had delivered solid growth every year from 2017 through 2023. This decrease was due to the unavailability of capital required to grow our business. Historically, we relied on the capital markets to provide us with the bulk of our growth capital. Given the interest rate environment in 2023 and 2024 and the state of the real estate market in general, we were unable to access the capital markets and our existing credit facilities were not robust enough to fill the gap. The effects of this lack of growth was compounded by the fact that two tranches of outstanding Notes, having an aggregate principal amount of $58.2 million came due in 2024 and were repaid from cash flow from operations or drawdowns on our credit facilities. We cannot assure you that any of these structural issues adversely impacting our operational performance will ease or resolve in 2025. If they do not, and we are not able to find suitable solutions to address these issues, we may continue to incur losses in 2025.

Concurrently with the decline in our operational performance, we have reduced the dividend payable to shareholders.

As a real estate investment trust (REIT), to maintain our REIT status for income tax purposes, we are required to distribute at least 90% of our taxable income to our shareholders. As a practical matter, since we started to operate as a REIT in 2017 through the end of 2023, we distributed 100% of our GAAP income to shareholders, in cash. However, in 2024, primarily because we did not have access to growth capital, we reduced the dividend payable to shareholders. The reduction in the dividend payment does not jeopardize our REIT election because our taxable income has decreased as well. Any distributions we make to our shareholders, the amount of such dividend and whether such dividend is payable in cash, our Common Shares or other property, or a combination thereof, is at the discretion of the Board and will depend on, among other things, our actual results of operations and liquidity. Our ability to pay distributions will be affected by various factors, including the net interest and other revenue generated from operations, our operating expenses, working capital requirements, the restrictions and limitations imposed by the New York Business Corporation Law (“BCL”), and any restrictions and/or limitations imposed on us by our creditors. Accordingly, we cannot assure you as to the timing or amount of any dividend payments in the future or how they may be paid.

The price of our publicly traded securities has declined significantly.

Primarily because of our operating performance and the dividend cuts, in 2024 we experienced a steep decline in the trading price of all our securities. For example, the opening price of our Common Shares on January 2, 2024, as reported on the New York Stock Exchange, was $3.73 per share. The closing price on December 31, 2024, as reported by the New York Stock Exchange, was $1.35 per share. Similarly, the opening price of our Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) on January 2, 2024, as reported on the New York Stock Exchange, was $20.00 per share. The closing price on December 31, 2024, as reported by the New York Stock Exchange, was $15.49 per share. Similar declines were recorded for the price of our Notes. The declining prices in our securities does not only adversely impact the holders of those securities, it also adversely impacts our ability to raise capital at accretive or market prices. Lower trading prices means we have to sell more securities to raise the funds we need for growth, which dilutes the interests of the existing security holders and raises the cost of issuance through interest expense or dividends. Thus, issuing more securities increases our costs, which, in turn, means we have to raise more money to cover the costs, which means we have to sell more securities. Therefore, during the second half of 2024, we did not sell Common Shares, shares of our Series A Preferred Stock, or debt securities to raise capital. We believe it is imperative for us to increase the value of our securities, both debt and equity, and for us to do so, we must improve our operating performance and increase our dividend. We are currently in the market for accretive working capital and working through opportunities to do so. However, we cannot assure you that capital will be available to us or, if it is, what will be the cost of such capital.

As of December 31, 2024, we were not in compliance with one of our loan covenants.

Under the Credit and Security Agreement, dated as of March 2, 2023, that governed our $65 million revolving credit facility with Needham Bank (“Needham”), we were required to maintain a debt service coverage ratio of 1.4-to-1.0 throughout the entire term of that facility. In other words, our operating cash flow must be equal to or greater than 1.4 times the interest payable on all our outstanding indebtedness. An identical covenant is contained in the Credit, Security and Guaranty Agreement, dated as of March 20, 2025, that governs our new $50 million revolving credit facility with Needham that replaced the 2023 $65 million credit facility with Needham. (The term “Needham Credit Facility” refers to either the $65 million credit facility or the $50 million credit facility, as applicable depending on the context.) Since September 30, 2024 we were not been in compliance with this covenant, which constituted an “Event of Default” under the $65 million Needham Credit. Since the $65 million Needham Credit Facility has now been terminated and replaced by the $50 million Needham Credit Facility, our failure to comply with this covenant is no longer an issue. However, under the terms of the new $50 million Needham Credit Facility, we are required to provide Needham with a certificate no later than May 15, 2025 that we were in compliance with the covenant at March 31, 2025, which we believe we will be to deliver. If we cannot deliver that compliance certificate we will be in default of the covenant under the new $50 million credit facility, and if Needham issues a notice of default, it could have significant adverse consequences on our business, operations, and financial condition. First, Needham could declare the entire outstanding balance on its credit facility, which at the time of this report was $36.1 million, immediately due and payable. Alternatively, it could look to execute on the collateral securing the loan, which would deprive us of a significant portion of our working capital and cash flow. In addition, a default under the Needham credit facility would trigger a default under the terms of the $200 million master repurchase financing facility (the “Churchill Credit Facility”) with Churchill MRA Funding I LLC (“Churchill”) as well as our $1.1 million mortgage with New Haven Bank (the “NHB Mortgage”).

Notes having an aggregate outstanding principal amount of $56.4 million are due and payable in full on September 30, 2025.

Notes having an outstanding principal balance of $56.4 million are due and payable in full on September 30, 2025. If we cannot repay these Notes and the holders of these Notes call a default, it may trigger defaults under our other obligations and impair our ability to raise capital from other sources. As previously noted, a default under the Notes would also trigger a default under the Master Purchase Agreement with Churchill and under the term of the NHB Mortgage. This could have a material adverse impact on our operations, financial condition and business. We believe we will have the ability to repay those notes on the due date from a combination of cash flow from operations and borrowings under our various credit facilities.

We are subject to the “baby shelf” rules, which limits the amount of securities we can sell pursuant to an S-3 Registration Statement.

To date, we have financed our operations through the sale of our Common Shares, Series A Preferred Stock and the Notes. These securities were covered by an S-3 Registration Statement that the SEC declared effective on February 25, 2022. At that time, we were not subject to any limitations on the volume of securities that we could sell under that Registration Statement. That Registration Statement expired on February 25, 2025. Given the fact that our public float is currently less than $75 million and for so long as the “public float” remains under $75 million, we are limited as to the amount of securities we can sell during any 12-month period. The limit is an amount equal to one-third of our “public float”.

Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on the Company, and may not be available on attractive terms. The Company’s inability to continue to raise capital when needed will harm its business, financial condition and results of operations, and will likely cause the Company’s stock value to decline further, which could have a material adverse impact on the Company’s business, operations and financial condition.

The illiquidity of our loan portfolio could significantly impede our ability to respond to adverse changes in economic, financial, investment and other conditions.

In December 2024, we consummated the sale of 32 mortgage loans in our portfolio, having an aggregate unpaid principal balance of $55.8 million to various buyers. The aggregate net proceeds from the sale of these mortgages was $36.1 million, or 64.7% of the unpaid principal balances. Most of the loans that were sold were designated as pending/pre-foreclosure. The purpose of the sale was (i) to raise working capital, (ii) to eliminate the need to provide for future credit losses with respect to these loans, and (iii) to utilize the proceeds towards the repayment of the Notes that matured on December 30, 2024. Despite the loss on the sale, both for GAAP purposes and tax purposes, we consider the transaction to be a success.

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

Risks Related to Our Business and Our Company

Declining real estate valuations have resulted in impairment charges or provisions for credit losses, the determination of which involves a significant amount of judgment on our part. Any future impairment or provision could have a material adverse effect on us.

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

We have experienced a significant increase in the number of non-performing loans.

We define loans that are more than 90 days in arrears as non-performing status and stop accruing interest on such loans. Over the past two years, we have experienced a significant increase in the outstanding balance of loans in this category as well as the number of loans in foreclosure. For example, at December 31, 2022, the number of loans in non-performing status was 72 and the number of loans in foreclosure was 40. The aggregate outstanding balance on these loans was $45.9 million and $22.6 million, respectively. At December 31, 2023, the comparable numbers were 71 and 56. The aggregate outstanding balance on these loans was $84.6 million and $55.7 million, respectively. At December 31, 2024 the comparable numbers were 35 and 34. The aggregate outstanding balance on these loans was $87.0 million and $52.1 million, respectively. Of the $52.1 million of loans in foreclosure for the year ended December 31, 2024, $15.9 million was held for sale. This has had a material adverse impact on our operational performance and financial condition.

A high level of defaults, particularly among larger mortgage loans, could have a material adverse impact on our business, operations and financial condition.

Historically, our mortgage loans were relatively small, and a small number of foreclosures did not have a material adverse impact on our business. However, our business strategy has changed, and we are now making larger loans with increasing frequency, changing the risk profile of our mortgage loan portfolio. When combined with the decline in commercial real estate values and restrictive credit conditions, the rate of foreclosures that we are experiencing is increasing. At December 31, 2024, we had 88 loans, 52.4% of the loans in our portfolio, with an outstanding principal balance exceeding $1 million. At December 31, 2023, we had 113 loans, 36.3% of the loans in our portfolio, with an outstanding principal balance exceeding $1 million. If this trend continues, it could have a material adverse impact on our business, operations and financial condition.

Difficult conditions in the mortgage and real estate markets, the financial markets and the economy generally have caused and may cause us to experience losses in the future.

Our business is materially affected by conditions in the residential and commercial mortgage and real estate markets, the financial markets and the economy generally. We believe the risks associated with our mortgage loan portfolio will be more acute during periods of economic slowdown, recession or market dislocation, especially if these periods are accompanied by declining real estate values and defaults. In prior years, concerns about the health of the global economy generally and the residential and commercial real estate markets specifically, as well as inflation, energy costs, perceived or actual changes in interest rates, European sovereign debt, U.S. debt limit and budget deficits, slowing economic growth among developed nations, geopolitical conflicts, international trade issues, public health issues, and the availability and cost of credit have contributed to increased volatility and uncertainty for the economy and the financial and credit markets. For example, COVID-19 contributed significantly to the supply chain issues in the real estate sector that have affected our borrowers, ultimately slowing construction and driving up costs. In addition, we cannot assure that similar or completely different set of adverse conditions will not arise in the future.

An economic slowdown, a public health crisis (such as COVID-19), armed conflicts, societal unrest, delayed recovery or general disruption in the mortgage markets may result in decreased demand for residential and commercial properties, which could adversely impact homeownership rates and force owners of commercial properties to lower rents, thus placing additional pressure on property values. We believe there is a strong correlation between real estate values and mortgage loan delinquencies. For example, to the extent that a commercial property owner has fewer tenants or receives lower rents, such owner will generate less cash flow on the property, thus reducing the value of the property and increasing the likelihood that such property owner will default on its debt service obligations. If the borrowers of our mortgage loans default or become delinquent on their obligations, we may incur material losses on those loans. Any sustained period of increased payment delinquencies, defaults, foreclosures, or losses could adversely affect both our operating income and our ability to obtain financing on favorable terms or at all. Any deterioration in the mortgage markets, the residential or commercial real estate markets, the financial markets and the economy generally may lower net income, increase losses and impair the market value of our assets, all of which may adversely affect our results of operations, the availability and cost of credit and our ability to make distributions to our shareholders.

Increases in interest rates could adversely affect our ability to generate income and pay dividends.

Although the Fed cut interest rates in 2024 and the rate of inflation has decreased as well, the economic data is still not conclusive to support the continuation of these trends. Thus, there is still the possibility of interest rate increases in the future, especially if there is a recurrence of inflation. Moreover, notwithstanding the reduction in the federal funds rate in 2024, mortgage rates continue to increase raising the concern that residential real estate values will begin to decline. Rising interest rates adversely impacts our business in several ways. First, it makes it more difficult for us to borrow money to sustain our growth. Second, even if we borrow money at higher rates there is no assurance that we can pass these increases on to our borrowers, without adversely impacting the demand for our products. If our borrowers and their related projects cannot manage the increase in interest rates, we may have an increase in non-performing loans. Further, if we cannot raise the rates on our mortgages, the spread between our cost of funds and the yield on our mortgage loan portfolio will decrease. Thus, increases in interest rates could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Adverse geopolitical developments could have a material adverse impact on our business.

Currently, there are several geopolitical concerns that could, indirectly, have an adverse impact on our business. These concerns include the ongoing armed conflicts in Europe and the Middle East, heightened tensions between the United States and China over trade, intelligence gathering and Taiwan and differences between the United States and some of its key allies on a variety of issues. These conditions, and the responses thereto, such as tariffs and sanctions imposed by the United States, and any expansion thereof is likely to have unpredictable and wide-ranging effects on the domestic and global financial markets, which could have an adverse effect on our business and results of operations. Already, these conditions have led to market volatility, a sharp increase in the cost of certain basic goods, and an increase in the number and frequency of cybersecurity threats. Even though our business is purely domestic, our borrowers are impacted by the uncertainty created by world events, price increases and market volatility.

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

Many of our loans do not have an interest reserve. Thus, we generally rely on the borrowers to make interest payments as and when due from other sources of cash. Since many of the properties securing our loans are under construction or renovation and, therefore, are not income producing or even cash producing and most of the borrowers are entities with no assets other than the single property that is the subject of the loan, some of our borrowers could have considerable difficulty servicing our loans and the risk of a non-payment of default is considerable. We depend on the borrower’s ability to refinance the loan at maturity or sell the property for repayment. If the borrower is unable to repay the loan, together with all the accrued interest, at maturity, our operating results and cash flows would be materially and adversely affected.

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

Despite our efforts to manage credit risk, there are many aspects of credit risk that we cannot control. Our credit policies and procedures may not be successful in limiting future delinquencies, defaults, and losses. Our underwriting reviews and due diligence procedures are designed for completeness and accuracy and are based on pre-funding diligence. Borrower circumstances as well as market conditions could change significantly during the term of the loan resulting in non-performance. The foreclosure process is lengthy, in some cases pro-borrower and costly. The length of time it takes to gain control of our collateral may cause a decline in fair market value or other impairments related to operational costs like taxes and insurance. The frequency of default and the loss severity on loans upon default may be greater than we anticipate. If properties securing our mortgage loans become real estate owned because of foreclosure, we bear the risk of not being able to sell the property and recovering our investment and of being exposed to the risks attendant to the ownership of real property.

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

At December 31, 2024, 56.2% of the loans in our loan portfolio (representing 49.4% of our outstanding mortgage loans receivable) are secured by residential real property. None of these loans are guaranteed by the U.S. government or any government sponsored entity. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of our lien will significantly impact the value of such mortgage. In the event of foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may be less than the outstanding balance of the loan (including principal, accrued but unpaid interest and other fees and charges). In addition, any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

At December 31, 2024, 53.6% of our mortgage loans held for investment (representing 34.4% of the aggregate outstanding principal balance of our loans held for investment portfolio) were secured by property located in Connecticut; 14.7% (representing 30.6% of the aggregate outstanding principal balance of our loans held for investment portfolio) were secured by property located in Florida; and 13.5% (representing 8.8% of the aggregate outstanding principal balance of our loans held for investment portfolio) were secured by property located in New York. As a result, we are subject to the general economic and market conditions in those markets as well as in other markets where we lend. For example, other geographic markets in neighboring states could become more attractive for developers, investors and owners based on favorable costs and other conditions to construct or improve or renovate real estate properties. Some states have created tax and other incentives to attract businesses to relocate or to establish new facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in the markets in which we currently operate. Any adverse economic or real estate developments or any adverse changes in the local business climate in any geographic market in which we have a concentration of properties, could have a material adverse effect on us. To the extent any of the foregoing risks arise in Connecticut, New York and Florida, our business, financial condition and results of operations and ability to make distributions to shareholders could be materially adversely affected.

Competition could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market, and we believe these conditions will persist for the foreseeable future as the financial services industry continues to consolidate, producing larger, better capitalized and more geographically diverse companies with broad product and service offerings. Our existing and potential future competitors include other “hard money” lenders, mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage banks, insurance companies, mutual funds, pension funds, private equity funds, hedge funds, institutional investors, investment banking firms, non-bank financial institutions, governmental bodies, family offices and high net worth individuals. We may also compete with companies that partner with and/or receive government financing. Many of our competitors are substantially larger than us and have considerably greater financial, technical, marketing and other resources than we do. In addition, larger and more established competitors may enjoy significant competitive advantages, including enhanced operating efficiencies, more extensive referral networks, greater and more favorable access to investment capital and more desirable lending opportunities. Several of these competitors, including mortgage REITs, have recently raised or are expected to raise significant amounts of capital, which enables them to make larger loans or a greater number of loans. Some competitors may also have a lower cost of funds and access to funding sources that may not be available to us, such as funding from various governmental agencies or under various governmental programs for which we are not eligible. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of possible loan transactions or to offer more favorable financing terms than we would. Finally, as a REIT and because we operate in a manner to be exempt from the requirements of the Investment Company Act, we may face further restrictions to which some of our competitors may not be subject. For example, we may find that the pool of potential qualified borrowers available to us is limited. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. As a result of these competitive factors, we may not be able to originate and fund mortgage loans at favorable spreads over our cost of capital, which could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our shareholders.

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

Moreover, while the Board may periodically review our loan guidelines and our strategies and policies and while it may also approve certain loans, it does not approve every individual mortgage loan that we originate or fund, leaving management with day-to-day discretion over our loan portfolio composition within our broad lending guidelines. Within those guidelines, management has the discretion to significantly change the composition of our loan portfolio. In addition, in conducting periodic reviews, the directors may rely primarily on information provided to them by management. Moreover, because management has great latitude within our guidelines in determining the amounts and other terms of a particular mortgage loan, there can be no assurance that management will not make or approve loans that result in returns that are substantially below expectations or result in losses, which would materially adversely affect our business, results of operations, financial condition and ability to make distributions to our shareholders.

In connection with our lending operations, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third-party service providers may adversely impact our business and financial results.

In connection with our business of originating and funding mortgage loans, we rely on third-party service providers to perform a variety of services, comply with applicable laws and regulations, and carry out contractual covenants and terms. For example, we may rely on appraisers for a valuation analysis of the property that will be mortgaged to secure the loan or we may rely on attorneys to close the loans and to make sure that the loan is properly secured. These and other service providers upon whom we rely, may fail to adequately perform the services that they have been engaged to provide by committing errors, negligence, or fraud. As a result, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency and the corresponding losses or impairments to our investments. In addition, we could also suffer reputational damage because of their acts or omissions, which could lead to borrowers and lenders and other counterparties ceasing to do business with us, which could materially adversely affect our business, financial condition and results of operations and ability to make distributions to our shareholders.

We may be adversely affected by deficiencies in foreclosure practices as well as related delays in the foreclosure process.

One of the biggest risks overhanging the mortgage market has been uncertainty around the timing and ability of lenders to foreclose on defaulted loans, so that they can liquidate the underlying properties. Given the magnitude of the housing crisis of 2008, and in response to the well-publicized failures of many mortgage servicing companies to follow proper foreclosure procedures (such as involving “robo-signing”), lenders, and their agents, are being held to much higher foreclosure-related documentation standards than they previously were. As a result, the mortgage foreclosure process has become lengthier and more expensive through the payment of past due taxes, insurance, as well as legal fees. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of our control. Current defendant legal practice will likely continue to delay foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states to the benefit of our borrowers. The extension of foreclosure timelines also increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. Continuing deficiencies in foreclosure practices of mortgage lenders and related delays in the foreclosure process may impact our loss assumptions and affect the values of, and our returns on, our mortgage loans.

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

At December 31, 2024, we had unfunded commitments under existing loans of $49.9 million. We do not record these unfunded commitments as liabilities on our balance sheets as the unfunded portion of the loans are not included in the outstanding mortgage loan balances. We try to maintain a reasonable amount of working capital at all times, although not in amounts sufficient to cover all of our deferred funding obligations. Nevertheless, there is a risk that borrower demand for funding under existing loans could exceed our available working capital and if we fail to meet our funding obligations, we may be subject to legal claims by the borrowers. This could have a material and adverse impact on our business reputation, our operations as well as our financial condition.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

In general, any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third-party service providers is considered a cyber incident. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident include operational interruption and private data exposure. We cannot assure you that our business and results of operations will not be negatively impacted by a cyber incident.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of a cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. However, cyber incidents have not been identified to date, therefore having no material adverse effect on our business, financial condition, results of operations, or cash flows. We understand potential vulnerabilities to known or unknown threats remain and have implemented our cyber risk management program described in Item 1.C. below to stay up-to-date on attacks against IT assets, data, and services, and to prevent their occurrence and recurrence where practicable. We cannot assure you that our program will be effective in preventing a cyber incident in the future. If it is not effective, it could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The loss of key personnel, such as one of our executive officers, could have a material adverse effect on us.

We believe that our continued success depends on the continued services of John L. Villano, our Chairman, Chief Executive Officer and President. Our reputation and our relationships with our key customers are the direct result of a significant investment of time and effort by him to build our credibility in a highly specialized industry. The loss of Mr. Villano’s services could diminish our business and investment opportunities and our relationships with lenders, business partners and existing and prospective customers and could have a material adverse effect on us. While we have entered into an employment agreement with Mr. Villano, he can terminate his employment with us at any time, for any reason. In the event Mr. Villano terminates his employment with us or is unable to carry out his duties, our business and operations will be adversely impacted.

In December 2024, our Chief Financial Officer, Nicholas Marcello resigned. Mr. Marcello had been involved in almost all aspects of our business, including administration, operations and finance. We immediately commenced a search to find a replacement for Mr. Marcello. Until then, Jeffery Walraven, a member of our Board, is serving as our Interim Chief Financial Officer. If we do not appoint a full-time Chief Financial Officer or find the right candidate in a timely manner, it could have an adverse effect on financial management, growth, and stability.

Our inability to recruit or retain qualified personnel or maintain access to key third-party service providers and software developers, could have a material adverse effect on us.

Training new employees is a difficult, time-consuming and expensive task but is key to our growth and success. We must continue to identify, hire, train, and retain qualified professionals, operations employees, and sales and senior management personnel who maintain relationships with our customers and who can provide the technical, strategic and marketing skills that will help us grow. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. An increase in these costs or our inability to recruit and retain necessary professional, technical, managerial, sales and marketing personnel or to maintain access to key third-party providers could have a material adverse effect on us.

The stock ownership limit imposed by our charter may inhibit market activity in our Common Shares and may restrict our business combination opportunities.

For us to maintain our qualification as a REIT under the Code, not more than 50% in value of the issued and outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than our first year as a REIT). This test is known as the “5/50 test.” Attribution rules in the Code apply to determine if any individual or entity actually or constructively owns our capital stock for purposes of this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of each taxable year (other than our first year as a REIT). To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and provides that, unless exempted by the Board, no person may own more than 4.99% in value of the aggregate of the outstanding shares of our capital stock or more than 4.99% in value or in number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of our Common Shares. Our founder John L. Villano, is exempt from this provision. The ownership limits contained in our charter could delay or prevent a transaction or a change in control of our company under circumstances that otherwise could provide our shareholders with the opportunity to realize a premium over the then current market price for our Common Shares or would otherwise be in the best interests of our shareholders.

If we sell or transfer mortgage loans to a third party, including a securitization entity, we may be required to repurchase such loans or indemnify such third party if we breach representations and warranties.

In order to raise working capital, we may sell or transfer mortgage loans to a third party, including a securitization entity. In December 2024, we consummated the sale of 32 mortgage loans, having an aggregate outstanding principal balance of $55.8 million to a number of buyers, all of whom specialize in distressed debt. Most of the loans sold were designated as pending/pre-foreclosure by us. In connection with these sales, we were required to make certain representations and warranties to the buyers that are typical in these types of transactions. If there is a material breach in any of theses representations and warranties, we may be liable for any damages incurred by the buyer as a result of such breach or we may be obligated to repurchase one or more of the sold loans that is directly impacted by the breach or replace the impacted loan with another loan. Any remedy, whether we have to pay damages or repurchase or replace a loan, could have a material adverse impact on our business, operations and financial condition.

Risks Related to Debt Financing

If we cannot access external sources of capital on favorable terms or at all, our ability to execute our business and growth strategies will be impaired.

In addition to the usual operating expenses, we have significant other cash requirements, notably interest and dividend payments (to maintain our REIT status, we are required to distribute at least 90% of our taxable income on a annual basis) and loan repayments ($56.4 million principal amount of Notes will become due in September of 2025 and another $51.8 million principal amount of Notes will become due in December of 2026.) Consequently, we rely on third-party sources of capital to fund a substantial amount of our working capital needs. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, leverage, current and expected results of operations, liquidity, financial condition and cash distributions to shareholders and the market price of our equity securities. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations, make the cash distributions to our shareholders necessary to qualify and maintain our qualification as a REIT (which would expose us to significant penalties and corporate level taxation), or fund our other business needs, any of which could have a material adverse effect on us.

We employ leverage, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us. If we are unable to leverage our assets to the extent we anticipate, the returns on certain if not all of our assets could be diminished, which may limit or eliminate our ability to make distributions to our shareholders.

A key element of our growth strategy is to use leverage to increase the size of our loan portfolio to enhance our returns. If we are unable to leverage our assets to the extent we currently anticipate, the returns on our loan portfolio could be diminished, which may limit or eliminate our ability to make distributions to our shareholders. For example, from June 2019 through August 2022, we consummated seven public offerings of unsecured unsubordinated five-year notes having an aggregate original principal amount of $288.4 million. Those funds were critical to our growth during that period.

Our organizational documents contain no limitations regarding the maximum level of indebtedness, whether as a percentage of our market capitalization or otherwise, that we may incur. The amount of leverage that we employ depends on managements assessment of market and other factors at the time of any proposed borrowing. As our capital needs continue to grow, we anticipate increasing our overall indebtedness. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:

●	our cash flow may be insufficient to meet our required principal and interest payments;
●	we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to capitalize upon acquisition opportunities, fund working capital, make capital expenditures, make cash distributions to our shareholders, or meet our other business needs;
●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

●	we may be forced to dispose of assets, possibly on unfavorable terms or in violation of certain covenants to which we may be subject in order to pay debt obligations when due;
●	our financial flexibility may be diminished as a result of various covenants including debt and coverage and other financial ratios;
●	our vulnerability to general adverse economic and industry conditions may be increased;
●	we may be at a competitive disadvantage relative to our competitors that have less indebtedness; and
●	our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate may be limited and we may default on our indebtedness by failure to make required payments or violation of covenants, which would entitle holders of such indebtedness, and possibly other indebtedness, to accelerate the maturity of their indebtedness and to foreclose on our mortgages receivable that secure their loans.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to shareholders.

We are leveraged. If we default on our obligations, we may suffer adverse consequences.

Borrowings, also known as leverage, magnify the potential for income gain or loss on amounts invested in loans and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that are secured by liens on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our other securities. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to pay dividends to the holders of our equity securities or scheduled debt payments. There can be no assurance that our leveraging strategy will be successful.

Our outstanding indebtedness imposes, and additional debt we may incur in the future will likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a REIT.

Total outstanding indebtedness at December 31, 2024 was $304.9 million, which included $230.2 million aggregate outstanding principal balance of Notes, $40 million outstanding on the Needham Credit Facility (since reduced to $36.1 million), $33.7 million outstanding on the Churchill Credit Facility, and $1.0 million outstanding on the NHB Mortgage. All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets excluding real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Credit Facility. To secure our obligations under the Churchill Credit Facility, we grant Churchill a first priority security interest on the mortgage loans that are that are sold to Churchill under that facility. The NHB Mortgage is secured by a first mortgage lien on the property located at 568 E. Main Street, Branford Connecticut, which we own and which is our principal place of business. In addition, the Churchill Credit Facility and the NHB Mortgage have cross default provisions, which means that a default under the terms of any other indebtedness, would also be an event of default under the Churchill Credit Facility and the NHB Mortgage as well. Thus, any default under the Needham Credit or the Churchill Credit Facility or the NHB Mortgage could have a material adverse effect on our business, financial condition and results of operations, cash flows, our ability to make distributions to shareholders and make the interest payment on the Notes.

Under the Indenture governing the Notes, as well as the agreements relating to our various credit facilities, we are generally required to meet an asset coverage ratio at least equal to 150%, respectively, of total assets to total borrowings and other senior securities, which include all our borrowings and any redeemable preferred stock we may issue in the future. In addition, we cannot pay dividends to our shareholders to the extent such dividends would cause us to fall below the 150% asset coverage ratio. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our shareholders.

Any default under the agreements governing our existing indebtedness, or other indebtedness that we may incur in the future that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest. In addition, the lenders under any revolving credit facility or other financing that we may obtain in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets and force us into bankruptcy or liquidation. Any such default may constitute a default under all our indebtedness, including the Notes, which could further limit our ability to repay our indebtedness, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from our existing lenders at the time to avoid being in default. If we breach any loan covenants, we may not be able to obtain such a waiver from the lenders in which case we would be in default under the credit arrangement and the lender could exercise its rights as described above, and we may be forced into bankruptcy or liquidation. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing the debt. Because the Churchill Credit Facility and the NHB Mortgage have, and any future credit facilities may have, customary cross-default provisions, if repayment of any outstanding indebtedness, such as the Notes, the Churchill Facility, the NHB Mortgage, the Needham Credit Facility or any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.

Despite our current debt levels, we may incur substantially more debt or take other actions which could have the effect of diminishing our ability to make payments on our indebtedness when due and distributions to our shareholders.

Despite our current debt levels, we may incur substantial additional debt in the future, secured or unsecured, senior or subordinate, subject to the restrictions contained in our debt instruments, by issuing additional debt securities in public or private transactions, arranging new credit facilities or increasing borrowings under our existing credit facilities, or by other means. A failure to add new debt facilities or issue additional debt securities or incur other indebtedness in lieu of or in addition to existing indebtedness could have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that we will be able to raise additional debt capital on reasonable terms, if at all. Even if we are successful, we cannot assure that we will be able to service any increase in the amount of our indebtedness.

Risks Related to the Notes

Our outstanding fixed rate term notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future.

As of December 31, 2024, we had $230.2 million aggregate principal amount of Notes outstanding. The Notes are unsecured. As a result, they are effectively subordinated to all our existing and future secured indebtedness, such as the Churchill Credit Facility ($33.7 million outstanding balance at December 31, 2024), the Needham Credit Facility, ($40.0 million outstanding balance at December 31, 2024), and the NHB Mortgage, ($1.0 million outstanding balance at December 31, 2024) as well as any secured indebtedness that we may incur in the future, or any indebtedness that is initially unsecured to which we subsequently grant a security interest, to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. The Needham Credit Facility is secured by a first priority lien on virtually all our assets excluding real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Credit Facility. The Churchill Credit Facility is secured by a first priority security interest on the mortgage loans pledged as collateral under the facility. The NHB Mortgage is secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

The Notes are subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are our exclusive obligations, and not of any of our subsidiaries. In addition, the Notes are not guaranteed by any third-party, whether an affiliate or unrelated. None of the assets of our subsidiaries will be directly available to satisfy the claims of holders of the Notes. Except to the extent, we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Notes will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries. In addition, our subsidiaries and these entities may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.

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

All the Notes are currently redeemable at the time of our choosing. We may choose to redeem the Notes when prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, holders of the Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right may adversely impact the ability of holders to sell the Notes as the optional redemption date or period approaches.

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

Upon issuance, each tranche of Notes received a private rating of BBB+ from Egan-Jones Ratings Company. An explanation of the significance of ratings may be obtained from the rating agency. Generally, rating agencies base their ratings on such material and information, and such of their own investigations, studies and assumptions, as they deem appropriate. We have no obligation to maintain our credit rating or to advise holders of the Notes of any changes in our credit rating. There can be no assurance that our credit rating will remain for any given period of time or that such credit rating will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit rating so warrant.

Risks Related to our Series A Preferred Stock

The Series A Preferred Stock effectively ranks junior to all our indebtedness and other liabilities and of our subsidiaries.

In the event of our bankruptcy, liquidation, dissolution or winding up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. At December 31, 2024, our total outstanding indebtedness, including the aggregate outstanding principal amount of the Notes (net of deferred financing costs), amounts due under the Churchill Credit Facility, the NHB Mortgage and the Needham Credit Facility, totaled $301.2 million, and total liabilities were $310.3 million.

The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. In addition, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) our existing subsidiaries and any future subsidiaries in that the Series A Preferred Stock is structurally subordinated to these types of indebtedness and other liabilities. Our existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due with respect to the outstanding shares of the Series A Preferred Stock. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock.

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

During the year ended December 31, 2024, the price for our Series A Preferred Stock on the NYSE American has ranged from a high of $24.70 to a low of $15.39. We cannot assure you that the market price of the Series A Preferred Stock will not fluctuate or decline significantly. The trading price of the Series A Preferred Stock will depend on many factors, which may change from time to time, including the following:

●	increases in prevailing interest rates, which may have an adverse effect on the market price of the Series A Preferred Stock;
●	market prices of common and preferred equity securities issued by REITs and other real estate companies;
●	the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments;
●	general economic and financial market conditions;
●	government action or regulation;
●	the financial condition, performance and prospects of us and our competitors;
●	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;

●	our issuance of additional common equity or debt securities;
●	our issuance of additional series or classes of preferred securities; and
●	actual or anticipated variations in quarterly operating results of us and our competitors.

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

The Series A Preferred Stock shareholders has extremely limited voting rights.

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

Future sales of substantial amounts of Series A Preferred Stock, or the possibility that such sales could occur, could adversely affect the market price of the Series A Preferred Stock.

We cannot predict the effect, if any, that future issuances or sales of our securities or the availability of our securities for future issuance or sale, will have on the market price of the Series A Preferred Stock. Issuances or sales of substantial amounts of our securities, including sales of shares of the Series A Preferred Stock or the perception that such issuances or sales might occur, could negatively impact the market price of the Series A Preferred Stock and the terms upon which we may obtain additional equity financing in the future.

Although the Series A Preferred Stock received a private credit rating of BBB from Egan-Jones Ratings Company at the time of issuance, the Series A Preferred Stock may be downgraded, suspended or withdrawn as a result of the offering of additional shares of Series A Preferred Stock.

At the time of issuance, the Series A Preferred Stock has a private credit rating of BBB from Egan-Jones Ratings Company. An explanation of the significance of ratings may be obtained from the rating agency. Generally, rating agencies base their ratings on such material and information, and such of their own investigations, studies and assumptions, as they deem appropriate. The issuance of additional shares in the future or other factors could affect our ability to maintain the rating on the Series A Preferred Stock. The rating of the Series A Preferred Stock should be evaluated independently from similar ratings of other securities. A credit rating of a security is paid for by the issuer and is not a recommendation to buy, sell or hold securities and maybe subject to review, revision, suspension, reduction or withdrawal at any time by the assigning rating agency. We cannot assure you that the credit rating assigned to us or the Series A Preferred Stock will not be downgraded, suspended or withdrawn in the future. If it is, the liquidity or market value of the Series A Preferred Stock could be adversely affected.

Risks Relating to our Common Shares

The market price and trading volume of our securities may be volatile.

The stock markets, including the NYSE American, which is the exchange on which we list our Common Shares, have experienced significant price and volume fluctuations. During the year ended December 31, 2024, the price for our Common Shares on the NYSE American has ranged from a high of $4.54 to a low of $1.17. We cannot assure you that the market price of our Common Shares will not fluctuate or decline significantly. Some of the factors that could negatively affect our stock price or result in fluctuations in the price or trading volume of our Common Shares are the following:

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

We have not established a minimum dividend payment level for our Common Shares and there are no assurances of our ability to pay dividends to our common shareholders in the future.

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

In the future, we may seek to increase our capital resources by making offerings of debt, including short- and medium-term notes, senior or subordinated or convertible notes, or additional offerings of preferred shares. Issuance of debt securities or preferred equity would reduce the amount available for distribution to common shareholders on account of the interest payable to the holders of the debt securities and the dividends payable to the holders of the preferred equity. Similarly, upon liquidation, holders of our debt securities and lenders with respect to other borrowings as well as holders of preferred shares will receive a distribution of our available assets prior to the holders of our Common Shares. Finally, issuances of preferred shares or debt securities with equity features, such as convertible notes, may dilute the holdings of our existing shareholders or reduce the market price of our Common Shares or both. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Common Shares bear the risk of our future offerings reducing the market price of our Common Shares and diluting their interest in us.

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

Sales of substantial amounts of our Common Shares in the public market may have an adverse effect on the market price of our Common Shares. Sales of substantial amounts of our Common Shares, including by any selling shareholders, adoption and utilization of an at the market issuance program, or the availability of such Common Shares for sale, whether or not actually sold, could adversely affect the prevailing market prices for our Common Shares. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities.

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

If we fail to comply with the continued listing standards of the NYSE American, all or some of our securities that currently are listed on the NYSE American could be delisted. This would have a material adverse impact on the holders of that security and as us.

The continued listing of our common stock on the NYSE American is contingent on our continued compliance with the listing standards of the exchange. The NYSE American retains substantial discretion to, at any time and without notice, suspend dealings in or remove from any security from listing. To maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if the trading price of a listed security falls below what the NYSE American considers a “low selling price” and the issuer fails to correct this situation within a reasonable period following receipt of notification from the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There is no assurance that we will remain in compliance with these standards.

Delisting from the NYSE American would adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our common stock. Delisting also could limit our strategic alternatives and attractiveness to potential counterparties and have other negative results, including the potential loss of employee confidence, decreased analyst coverage of our securities, the loss of institutional investors or interest in business development opportunities. Moreover, we committed in connection with the sale of securities to use commercially reasonable efforts to maintain the listing of our common stock during such time that certain warrants are outstanding.

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

To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain) each year, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our “REIT taxable income” each year. We are also subject to a 4% non-deductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To maintain our REIT status and avoid the payment of income and excise taxes, we may be forced to seek third-party capital to meet the distribution requirements even if the then- prevailing market conditions are not favorable. These capital needs could result from differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we may have to borrow funds on unfavorable terms or sell assets at disadvantageous prices. In addition, we may be forced to distribute amounts that would otherwise have been invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the excise tax in a particular year.

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

We may seek in the future to distribute taxable dividends that are payable in cash and Common Shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells Common Shares that it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of Common Shares at the time of the sale. In addition, in such case, a U.S. shareholder could have a capital loss with respect to Common Shares sold that could not be used to offset such dividend income. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in Common Shares. In addition, such a taxable share dividend could be viewed as equivalent to a reduction in our cash distributions, and that factor, as well as the possibility that a significant number of our shareholders could determine to sell Common Shares to pay taxes owed on dividends, may put downward pressure on the market price of Common Shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. The underlying processes and controls of our program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). The program is subject to annual risk assessment by a third-party consultant to ensure compliance with the standards of the NIST CSF and to identify, quantify and categorize material cyber risks. In addition, with the assistance of the consultant, we have developed a risk mitigation plan to address cyber risks, and where necessary, remediate potential vulnerabilities.

Under this program, we employ additional key practices including, but not limited to, maintenance of an information technology (“IT”) assets inventory, quarterly vulnerability testing, identity access management controls including restricted access of privileged accounts, physical security measures at our offices, maintenance of firewalls and anti-malware tools, ongoing cybersecurity user awareness training, industry-standard encryption protocols, and critical data backups.

Our cybersecurity partners, including a technology consultant and other relevant third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure. We partner with industry recognized cybersecurity providers leveraging third-party technology and expertise and engage with these partners to maintain the performance and effectiveness of IT assets, data, and services. The cybersecurity partners provide services including, but not limited to, systems inventory management, vulnerability testing, user management, capacity monitoring, network protection, remote access management, data backups management, infrastructure maintenance, and cyber risk advisory, assessment and remediation. We also maintain a disaster recovery plan to help us quickly recover from an incident during a disruption and help mitigate the impact of certain cybersecurity risks.

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

Item 2. Properties

Our principal office is located at 568 East Main Street, Branford, Connecticut. We use this space for all our operations. We believe this facility is adequate to meet our requirements at our current level of business activity and employee headcount.

We also own a commercial property located at 1 Glendinning Place, Westport, Connecticut. This property serves as an investment in rental real estate property.

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

On March 28, 2025, the last reported sale price of our Common Shares on the NYSE American was $1.12 per share.

Holders

As of March 28, 2025, we had 71 shareholders of record of our Common Shares. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder. Computershare Trust Company, N.A. serves as transfer agent for our Common Shares.

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

Issuer Purchases of Equity Securities

For an overview of our stock repurchase program and shares repurchased during the years ended December 31, 2024 and 2023, see Note 16 – Equity.

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

Company Overview

Sachem Capital Corp., a New York corporation, established in 2010 and completing an initial public offering in 2017 is a self-managed REIT that specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company operates its business as one segment. The Company offers short-term (i.e., one to three years), secured, non-bank loans (sometimes referred to as “hard money” loans) to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants of residential real estate. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.

2024 Year in Review

Total revenue decreased 11.2%; net (loss) income attributable to common shareholders decreased 462.5%; and earnings per common share decreased $1.20 per share.

●	Notwithstanding the decrease in net revenue and the net loss attributable to common shareholders, we reported net positive cash flow from operations of $12.4 million for the year.
●	Total dividends declared and paid to common shareholders in 2024 was $11.4 million.
●	We raised an aggregate of $7.8 million of additional capital from the sale of Common Shares and Series A Preferred Stock through our at-the-market offering facility.
●	We funded $134.3 million of mortgage loans including loan originations, modifications, and construction draws, net of construction holdback.
●	We maintained our leverage ratio, thereby mitigating the risks should economic conditions deteriorate. At December 31, 2024, our capital structure was 62.0% debt and 38.0% equity compared to 60.4% debt and 39.6% equity at December 31, 2023.
●	We maintained our strategy to fund larger loans than we have in the past that are secured by what we believe are higher-quality properties that are being developed by borrowers that we deem to be more stable and successful. We believe migration to larger borrowers and better capitalized sponsors will decrease future problem loans.
●	We continued the enhancement of our underwriting guidelines to strengthen our documentation and collateral position on our loans.
●	We sold 32 loans, having an aggregate unpaid principal balance of principal balance of $55.8 million, which generated approximately $36.1 million of net proceeds. Most of the loans sold were categorized as “non-performing”.

Critical Accounting Policies and Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. See Note 2 – Significant Accounting Policies for further details.

Revenue Recognition

Interest income from commercial loans is recognized, as earned, over the loan period, whereas origination and modification fee revenue on commercial loans are amortized over the term of the respective notes.

CECL Allowance

We record an allowance for credit losses (“CECL”) in accordance with the CECL standard on our loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. Further, CECL requires credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. As allowed under the CECL standard that we have adopted, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. We utilize a loss-rate method for estimating current expected credit losses. The loss rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, we consider various factors including (1) historical loss experience in its portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) its current and future view of the macroeconomic environment. We also utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. Loans, interest receivable, due from borrowers, unfunded commitments, and (available-for-sale debt) investment securities are all presented net on the Consolidated Balance Sheets with expanded disclosures in the notes to the consolidated financial statements. The change in the balances during the reporting period are recorded in the Consolidated Statements of Operations under the provision for credit losses.

Results of Operations

Years ended December 31, 2024 and 2023

Total revenue

Total revenue for the year ended December 31, 2024, was $57.5 million compared to $64.7 million for the year ended December 31, 2023, a decrease of $7.2 million, or 11.2%. The decrease in revenue was primarily due to a reduction in the number of loan originations and a decline in net loans held for investment over the year. For 2024, interest income was $43.2 million compared to $49.3 million for 2023, representing a decrease of $6.1 million or 12.4%. Fee income from loans decreased to $8.6 million for 2024 compared to $10.7 million for 2023, a decrease of $2.1 million, or 19.7% due to lower origination volume as compared to 2023. Income from limited liability company investments increased to $5.2 million for 2024 compared to $3.5 million for 2023, an increase of $1.7 million, or 48.8%. Other investment income was $0.4 million for 2024 compared to $1.2 million for 2023, a decrease of $0.8 million, or 67.7%.

Operating costs and expenses

Total operating costs and expenses for the year ended December 31, 2024, were $75.3 million compared to $49.7 million for 2023, an increase of $25.6 million, or 51.5%. This net increase was attributable to (i) a $21.3 million increase in provision for credit losses related to loans and (ii) a $1.9 million increase in general and administrative expenses as a result of increased legal and professional fees during the second and third quarters of the year related to matters outside of our ordinary course of business; all of which was offset by a $1.4 million decrease in interest and amortization expense.

Other (loss) income

Total other loss for the year ended December 31, 2024 was $21.8 million compared to other income of $0.9 million the year ended December 31, 2023, a decrease of $22.7 million. This decrease was driven by the $22.0 million loss on the sale of loans, and a decrease in gain on equity securities of $0.7 million.

Net (loss) income attributable to common shareholders and net (loss) income attributable to common shareholders per share

Net loss attributable to common shareholders for the year ended December 31, 2024 was $43.9 million compared to net income attributable to common shareholders of $12.1 million for the year ended December 31, 2023. Accordingly, net loss per weighted average Common Share outstanding for the year ended December 31, 2024 was $0.93 compared to net income per weighted average Common Share outstanding for the year ended December 31, 2023 of $0.27.

Comprehensive (loss) income

For the year ended December 31, 2024, we reported a reclass of realized losses on certain equity securities of $0.3 million reflecting the recognition of unrealized losses on securities sold, as well as a reversal of losses on debt securities from unrealized to realized following the sale of such securities. For the year ended December 31, 2023, we reported a reclassification of unrealized losses to provision for credit losses of $0.8 million reflecting the recognition of unrealized losses on securities held for over one year, which were not considered temporary losses, as well as an unrealized gain on investment securities of $0.1 million.

Book value per common share

The following table sets forth the calculation of our book value per common share (in thousands, except share and per share data):

	At December 31,
	2024	2023
Total shareholders’ equity	$181,651	$230,076
Series A Preferred Stock ($25 aggregate liquidation preference)	(57,669)	(50,748)
Total shareholders’ equity, net of preferred stock	123,982	179,328
Number of Common Shares outstanding at period end	46,965,306	46,765,483
Book value per common share	$2.64	$3.83

Book value per common share as of December 31, 2024, was $2.64, a decrease of $1.19 from our book value per common share as of December 31, 2023 of $3.83. Such decrease is primarily due to the net effect of the sum of the following:

●	Non-cash allowances and losses of (i) provision for credit losses related to loans totaling $26.9 million; (ii) valuation allowance related to loans held for sale totaling $4.9 million; (iii) loss on sale of loans totaling $22.0 million during the year ended December 31, 2024, all of which total $53.8 million, or $1.15 per share decrease in book value;
●	Net loss available to common shareholders for the year ended December 31, 2024 adjusted for excluding the non-cash allowances and losses above of $9.8 million, or $0.20 per share increase in book value: and
●	Cash dividends declared and paid for year ended December 31, 2024 on Common Shares totaling $11.4 million, or $0.24 per share decrease in book value.

Liquidity and Capital Resources

Total assets at December 31, 2024 were $492.0 million compared to $620.9 million at December 31, 2023, a decrease of $128.9 million, or 20.8%. The decrease was due primarily to note sale that closed during December 2024, lower originations during the year as a result of utilizing principal repayments and cash received for the redemption of the unsubordinated unsecured note payable that was due in December 2024, and sale of $36.2 million of investments in securities.

Total liabilities at December 31, 2024 were $310.3 million compared to $390.8 million at December 31, 2023, a decrease of $80.5 million, or 20.6%. This decrease was principally due to repaying in full two tranches of our unsecured unsubordinated five-year notes that matured in June and December of 2024. The total amount repaid was $58.2 million. In addition, we closed our Wells Fargo line of credit, which had an outstanding balance of $27.3 million. Finally, there was a decrease in advances from borrowers of $7.0 million. These decreases were partaially offset by our outstanding balance on the Churchill Credit Facility which increased by $7.2 million.

Total shareholders’ equity at December 31, 2024 was $181.7 million compared to $230.1 million at December 31, 2023, a decrease of $48.4 million, or 21.0%. This decrease was attributable to the $22.0 million loss on the sale of loans that occurred in December 2024, the $26.9 million provisions related to loans mandated by CECL, and the $4.9 million valuation allowance on loans held for sale, all of which contributed to the result of a $39.6 million net loss for the year ended December 31, 2024.

Sources and Uses of Funds

Our primary sources of cash include principal and interest payments on mortgage loans and various fees associated with such loans, proceeds from the sales of real property, net proceeds from offerings of equity securities and borrowings from our credit facilities. Our primary uses of cash include debt service payments (both principal and interest), new originations of loans held for investment, new investments in real estate, dividend distributions to our shareholders, and operating expenses.

These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below:

	Year Ended		One Year Change
Amount	2024	2023	Amount	Percentage
			(in thousands)
Cash and cash equivalents, January 1	$12,598	$23,713	$(11,115)	(88.2)%
Net cash provided by operating activities	12,890	21,851	(8,961)	(69.5)%
Net cash provided by (used in) investing activities	79,910	(72,488)	152,398	190.7%
Net cash (used in) provided by financing activities	(87,332)	39,522	(126,854)	(145.3)%
Cash and cash equivalents, December 31	$18,066	$12,598	$5,468	30.3%

For a detailed breakdown of our cash flows during the years ended December 31, 2024 and 2023, see the statement of cash flows included in our audited financial statements.

We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, dividend payments, interest and principal payments on our indebtedness, including repayment/refinancing of the Notes maturing in September 2025, and payments for usual and customary operating and administrative expenses, such as employee compensation and sales and marketing expenses. Based on this analysis, we believe that our current cash balances, availability on our debt facilities, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

Our long-term cash needs will include principal and interest payments on outstanding indebtedness maturing late in 2026 and early 2027, preferred stock dividends and funding of new mortgage loans. Funding for long-term cash needs will come from unused net proceeds from financing activities, operating cash flows, refinancing existing debt, and proceeds from sales of real estate owned.

On March 20, 2025, we terminated our existing Needham Credit Facility and replaced it with a new Needham Credit Facility. Except as described below, the new Needham Credit Facility is identical to the old Needham Credit Facility in all material respects:

●	First, the borrower under the new Needham Credit Facility is SN Holdings LLC, a Connecticut limited liability company formed and wholly owned by Sachem for the sole purpose of acting as the borrower under the new agreement. Sachem is the guarantor of all SN Holdings’ obligations under the new Needham Credit Facility.
●	Second, SN Holdings, in its capacity as borrower, granted Needham a lien on all its assets. SN Holdings is required to maintain assets equal to two times the outstanding balance on the new Needham Credit Facility. In addition, SN Holdings is required to collaterally assign to Needham mortgage loans having an outstanding principal balance in an amount no less than the greater of (i) $30 million and (ii) the aggregate principal outstanding principal balance on the new Needham Credit Facility.
●	Third, Sachem, in its capacity as guarantor, agreed to grant Needham a blanket lien on all its assets. However, Needham is required to release its lien at Sachem’s request to facilitate other financing by Sachem and subsidiaries level.
●	Fourth, the new Needham Credit Facility is a committed facility of up $50 million, subject to borrowing base limitations and facility covenant compliance.
●	Fifth, the new Needham Credit Facility retained the same maturity of March 2, 2026 as original term with the option to extend one year provided we are in compliance with all the covenants and other terms and conditions of the new Needham Credit Facility.

Simultaneously with the execution and delivery of the Credit, Security and Guaranty Agreement, dated as of March 20, 2025, among SN Holdings, Sachem and Needham, which governs the new Needham Credit Facility, Sachem repaid the entire outstanding balance on the old credit facility, $39.6 million, and SN Holdings drew $36.1 million on the new credit facility, reducing our outstanding indebtedness by $3.5 million. As of March 20, 2025, the Company was no longer in violation of any Needham Credit Facility covenants. On April 1, 2025, SN Holdings is required to make a principal payment of $9.9 million, further reducing the outstanding indebtedness to $26.2 million.

A copy of the Credit, Security and Guaranty Agreement, dated as of March 20, 2025, among SN Holdings, Sachem and Needham, is filed as Exhibit 10.8 to this Report.

Subsequent Events

On February 24, 2025, the Board authorized and the Company declared a dividend of $0.484375 per share on the Company’s 7.75% Series A Preferred Stock payable on March 31, 2025 to Series A Preferred Stock shareholders of record on March 15, 2025. The payment represents the full amount of the dividend accruing from December 30, 2024 through and including March 29, 2025.

On March, 5, 2025, the Board authorized and declared a quarterly dividend of $0.05 per Common Share to be paid to shareholders of record as of the close of trading on the NYSE American on March 17, 2025. The dividend is payable on March 31, 2025.

On March 10, 2025, our Compensation Committee authorized (i) a grant of 420,168 restricted Common Shares to John L. Villano, which shares had a fair market value on the date of grant of approximately $500,000; and (ii) a one-time bonus grant of 20,000 restricted Common Shares to each of our non-employee directors, Arthur Goldberg, Brian Prinz, Leslie Bernhard and Jeffery Walraven. Each of our non-employee directors, with the exception of Mr. Walraven, also had the option, at his or her election, to receive the fair market value equivalent of his or her grant in a lump sum cash payment of $23,800. An aggregate of 60,000 restricted Common Shares were granted to our non-employee directors, which shares had an aggregate fair market value on the date of grant of approximately $71,400. Ms. Bernhard elected to receive the lump sum cash payment.

We identified subsequent to the above March 10, 2025 action of the Company’s Compensation Committee regarding authorization of issuance of 420,168 of restricted Common Shares to John L. Villano under the effective 2016 Equity Compensation Plan that it had over authorized on the total issuance by 320,168 shares. The over issuance is a result of a specified limitation in the Plan that no more than 100,000 Common Shares may be made subject to awards to a single individual in a single plan year, subject to adjustments as provided. No identified adjustment provisions were deemed applicable. As a result of this identification, it was also determined that in calendar 2023 and 2024 there were additional similar over issuances of 30,890 and 11,857, respectively. In total, there were 362,915 restricted Common Shares which have been issued in excess of Plan limitations, all of which still remain unvested and restricted. No other plan years have identified any additional over issuances. In an immediate remediation of this matter, on March 24, 2025, John L. Villano voluntarily forfeited the 420,168 Common Shares that were granted on March 10, 2025.

See Needham Credit Facility subsequent event as disclosed above in the “Liquidity” section.

Management has evaluated subsequent events through March 31, 2025, the date on which the consolidated financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations

As of December 31, 2024, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans and limited liability company investments.

		Less than	1 – 3	3 – 5	More than
(in thousands)	Total	1 year	years	years	5 years
Unfunded portions of outstanding construction loans	$49,874	$36,223	$13,651	$—	$—
Unfunded commitments	4,374	4,374	—	—	—
Total contractual obligations	$54,248	$40,597	$13,651	$—	$—

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

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective on November 18, 2024, we dismissed Hoberman & Lesser CPA’s, LLP (“Hoberman”) from serving as our independent registered public accounting firm and engaged Baker Tilly US, LLP (“Baker Tilly”) as our new independent registered public accounting firm. The Audit Committee directed the process of review of candidate firms to replace Hoberman and approved the decision to engage Baker Tilly. In connection with Hoberman’s audit of the year ended December 31, 2023 and reviews of the Company’s financial statements through November 14, 2024, there were no disagreements with Hoberman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Hoberman’s satisfaction, would have caused them to make reference thereto in their report on the financial statements for such years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Principal Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024 (the “Evaluation Date”).

Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date. This conclusion was based on the identification of a material weakness in our internal control over financial reporting related to stock-based compensation, as described in Management’s Report on Internal Control over Financial Reporting below.

Specifically, the material weakness resulted from deficiencies in the design and operation of controls surrounding the authorization and accounting for equity awards, which could impact the reliability of financial reporting and the accuracy of disclosures included in our periodic SEC filings.

Management has initiated remediation efforts, including strengthening review procedures and implementing enhanced oversight of equity award approvals, which are ongoing as of the date of this Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of John L. Villano and Jeffery C. Walraven, our Principal Executive Officer and Principal Accounting Officer, respectively, and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of management and the Board; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the “COSO Framework”). The COSO Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, management identified a material weakness in our internal control over financial reporting relating to stock-based compensation. Specifically, the Compensation Committee authorized a grant of restricted stock to an executive that exceeded the individual award limit prescribed by the Company’s 2016 Equity Compensation Plan. Although the executive voluntarily forfeited the over-authorized shares upon discovery, management concluded that this deficiency demonstrated a failure in the design and operation of controls to ensure compliance with plan-based limits on equity compensation. Additionally, controls were not designed or operating effectively to ensure that the amount of stock-based compensation expense recorded was appropriately calculated. As a result, these control deficiencies could have resulted in a material misstatement in our financial statements that would not be prevented or detected on a timely basis.

Accordingly, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Management has initiated steps to remediate the material weakness, including strengthening procedures around the review and authorization of equity awards and implementing enhanced oversight to ensure compliance with the terms of the 2016 Equity Compensation Plan. These efforts are ongoing as of the date of this report.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amendment of Bylaws

On March 25, 2025, the Board adopted and approved the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”), effective as of such date. The Amended and Restated Bylaws, among other things:

●	Adopt advance notice requirements for shareholders submitting a director nomination or shareholder proposal pursuant to the Amended and Restated Bylaws, including requiring certain information about such nomination or proposal and the nominating or proposing shareholder;
●	Require shareholders seeking to take action by written consent in lieu of a shareholder meeting to request that the Board fix a record date for the purpose of determining the shareholders entitled to take such action;
●	Specify the powers of the chair of a shareholder meeting to regulate conduct at such meeting and to adjourn the meeting;
●	Require director candidates to make themselves available for interviews with members of the Board;
●	Provide that special meetings of the Board may be held with less than 24 hours’ notice, if necessary or appropriate under the circumstances;
●	Conform certain provisions of the Amended and Restated Bylaws to terms of the New York Business Corporation Law, including as related to quorum requirements, notices of shareholder meetings, and the maintenance of shareholder lists; and
●	Make various other updates, including ministerial and conforming changes and the elimination of obsolete provisions.

The foregoing does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws attached hereto as Exhibit 3.2 and incorporated herein by reference.

2025 Annual Meeting of Shareholders

The Company plans to hold its 2025 Annual Meeting of Shareholders (the “2025 Annual Meeting”) on July 9, 2025. In accordance with the requirements set forth in the Amended and Restated Bylaws, a shareholder seeking to submit a proposal or to make a nomination for consideration by shareholders at the 2025 Annual Meeting without the inclusion of such proposal or nomination in our proxy materials must comply with the requirements set forth in our Amended and Restated Bylaws, including by delivering a notice of the shareholder’s proposal or nomination to the Secretary at the Company’s principal executive offices at 568 East Main Street, Branford, CT 06405. Such notice must be received by the Secretary at such address no later than April 10, 2025. In addition, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act (including a statement that such shareholder intends to solicit the holders of shares representing at least 67% of the voting power of the Company’s shares entitled to vote on the election of directors in support of director nominees other than the Company’s nominees), which notice must be postmarked or transmitted electronically to the Company at its principal executive offices at 568 East Main Street, Branford, CT 06405 no later than May 12, 2025.

Because the expected date of the 2025 Annual Meeting is more than 30 days from the date of the anniversary of the Company’s 2024 Annual Meeting of Shareholders, we are informing shareholders of this change and the updated deadline for shareholders to submit proposals intended for inclusion in our proxy statement and form of proxy for consideration at the 2025 Annual Meeting in accordance with Rule 14a-8 under the Exchange Act. Accordingly, to be timely, shareholders wishing to submit proposals intended to be considered for inclusion in our proxy and form of proxy statement relating to the 2025 Annual Meeting must ensure that proper notice is received by us at our offices no later than April 10, 2025, which we consider a reasonable time before we will begin printing and sending proxy materials.

(b) Insider Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days following the end of our fiscal year.

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

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement(1)
3.1	Certificate of Incorporation(1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation(1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019(2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021(9)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (19)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (20)
3.2	Amended and Restated Bylaws, effective as of March 25. 2025*
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.2	Third Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (6)
4.3	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.2 above)
4.4	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate.(8)
4.5	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (9)
4.6	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.5 above).
4.7	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (13)
4.8	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.7 above)
4.9	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (15)
4.10	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.9 above)
4.11	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (20)
4.12	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.11 above)
4.13	Revolving Credit Note, dated March 20, 2025, in the principal amount of $50 million in favor of Needham Bank, as lender (27)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan(1)
10.3**	Final Form of the Restrictive Stock Grant Agreement dated April 2021 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and John L. Villano (10)
10.4	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC(11)
10.5	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association(11)
10.6**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (14)
10.7**

Final Form of the Restrictive Stock Grant Agreement dated July 19, 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (18)

10.8

Credit and Security Agreement, dated as of March 20, 2025, among SN Holdings, LLC, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (27)

10.9**	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (22)
10.10**	Final Form of the Restricted Stock Grant Agreement dated March 19, 2024 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (23)
10.11	Cooperation Agreement, dated August 20, 2024, between Sachem Capital Corp. and Blackwells Capital LLC, Blackwells Onshore I LLC and Jason Aintabi (24)
10.12**

Final Form of the Restrictive Stock Grant Agreement dated September 7, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (25)

10.13**

Letter Agreement, dated December 13, 2024, between the Company and Jeffery C. Walraven (a portion of the exhibit has been excluded from the exhibit because it both (i) is not material and (ii) is the type that the company treats as private or confidential) (26).

10.14**

Final Form of the Restrictive Stock Grant Agreement dated March 10, 2025 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Arthur Goldberg, Brian Prinz and Jeffery Walraven*

14.1	Code of Ethics(7)
19.1	Insider Trading Policy of the Company*
21.1	List of Subsidiaries*
23.1	Consent of Baker Tilly US, LLP, dated March 31, 2025*
23.2	Consent of Hoberman & Lesser CPA’s, LLP, dated March 31, 2025*
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (23)
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (21)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (21)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million NHB Mortgage (21)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on November 27, 2019, and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019, and incorporated herein by reference.
(5)	Intentionally omitted.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020, and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2016, and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021, and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021, and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Current Report on Form 8-K on April 13, 2021, and incorporated herein by reference.
(11)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021, and incorporated herein by reference.
(12)	Intentionally omitted.

(13)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022, and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021, and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022, and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2022, and incorporated herein by reference.
(17)	Intentionally omitted.
(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022, and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022, and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022, and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023, and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2023, and incorporated herein by reference.
(23)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2023, and incorporated herein by reference.
(24)	Previously filed as an exhibit to the Current Report on Form 8-K on August 26, 2024, and incorporated herein by reference.
(25)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2024, and incorporated herein by reference.
(26)	Previously filed as an exhibit to the Current Report on Form 8-K on December 16, 2024, and incorporated herein by reference.
(27)	Previously filed as an exhibit to the Current Repoty on Form 8-K on March 27, 2025, and incorporated herein by reference.
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
John L. Villano, CPA
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2025:

Signature	Title

/s/ John L. Villano	Chairman, Chief Executive Officer and President
John L. Villano, CPA	(Principal Executive Officer)

/s/ Jeffery C. Walraven	Interim Chief Financial Officer and Director
Jeffery C. Walraven	(Principal Accounting and Financial Officer)

/s/ Leslie Bernhard	Director
Leslie Bernhard

/s/ Arthur L. Goldberg	Director
Arthur L. Goldberg

/s/ Brian A. Prinz	Director
Brian A. Prinz

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Sachem Capital Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sachem Capital Corp. (the “Company”) as of December 31, 2024, the related statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

Critical Audit Matter Description

As described in Note 2, the Company records an allowance for credit losses in accordance with the current expected credit loss standard on the Company’s loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics.

The Company utilizes a vintage loss-rate method for estimating current expected credit losses. The vintage loss-rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the allowance for credit losses, the Company considers various factors including (1) historical loss experience and unrealized forecasted losses in its portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) its current and future view of the macroeconomic environment.

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

We identified the allowance for credit losses as a critical audit matter as auditing the allowance for credit losses required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included:

●	Evaluated management’s allowance for credit losses methodology, including the vintage loss-rate method, and concluded it was appropriate and consistently applied.
●	Tested the completeness and accuracy of key internal data sources and verified external data inputs used in the model.
●	Assessed key assumptions such as segmentation by region and vintage, historical loss rates, and the lookback period by recalculating rates and performing sensitivity analysis.
●	Evaluated qualitative adjustments by reviewing macroeconomic indicators and tested the consistency and supportability of applied basis point allocations.

Classification, Valuation, and Disclosure of Investments in Limited Liability Companies

Critical Audit Matter Description

As described in Notes 2 and 17, the Company has certain investments in limited liability companies, consisting of limited liability membership equity investments in real estate note-on-note mortgage investment vehicles, direct investments in real estate, and a direct investment in a real estate asset manager. The Company accounts for its investments in limited liability companies based on the level of ownership, control, and influence in accordance with ASC 810, Consolidations, ASC 323, Equity Method and Joint Ventures, and ASC 321, Investments in Equity Securities. These investments require a detailed analysis of the type of investment on an investment-by-investment basis to determine the appropriate classification of the investment as to whether the investment should be reported using the cost basis, the equity method or whether the investment should be consolidated based on the accounting literature.

Management evaluated the operating agreements and concluded that the Company does not have control over the investees as defined in ASC 810, Consolidations. Management further evaluated their investments in limited liability companies, and determined the Company does not have significant influence over the investees as defined in ASC 323, Equity Method and Joint Ventures. As such, management elected to apply the measurement alternative in accordance with ASC 321, Investments in Equity Securities, and carry the investments at cost less impairment.

We identified management’s assessment of whether the operating agreements for investments in limited liability companies provide the Company with a controlling financial interest or significant influence as a critical audit matter due to the complexity of applying the accounting principles of ASC 810, ASC 323, and ASC 321 to the various operating agreements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of whether the investments in limited liability companies provide the Company with a controlling financial interest or significant influence included the following, among others:

●	Read and evaluated the terms of the various operating agreements and inquired of management to understand the legal entities involved, the rights and responsibilities of each party, and the related commercial terms.
●	Evaluated management’s analysis of significant activities of the investee and which equity holders have the power to direct such activities. We considered the purpose and design of the entity, the composition of the board of directors and other legal rights of the parties, including the significance of the decision-making rights of each party in assessing which party has the power to direct the activities that most significantly affect the performance of the investee, as well as the substance of the arrangements.
●	Compared the rights of each party to underlying executed legal documents and discussed with management the purpose and design of the investee entity.
●	Evaluated the Company’s conclusion that it does not have either a controlling financial interest or significant influence as a result of the terms of the limited liability operating agreements.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2024.

Philadelphia, Pennsylvania

March 31, 2025

F-4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Sachem Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sachem Capital Corp. (the “Company”) as of December 31, 2023 and the related statements of comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

MGI Worldwide is a network of independent audit, tax, accounting and consulting firms. MGI Worldwide does not provide any services and its member firms are not an international partnership. Each member firm is a separate entity and neither MGI Worldwide nor any member firm accepts responsibility for the activities, work, opinions or services of any other member firm. For more information visit www.mgiworld.com/legal

F-5

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

Mortgages Receivable and Allowance for Credit Losses

As discussed in Note 2 to the financial statements, the Company estimates its allowance for credit losses (“ACL”) in accordance with Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (the “ASU”). The Company adopted Accounting Standards Codification (“ASC”) Topic 326 as of January 1, 2023 as described in Note 2 to the financial statements. The ASU requires credit losses on loans to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model) which estimates credit losses over the expected life of the loan. Estimates of expected credit losses are based on historical experience, adjusted for management’s evaluation of current conditions and reasonable and supportable forecasts. The impact of adoption of this standard on January 1, 2023, was a $2.0 million increase to the allowance for credit losses, a $0.5 million increase to the allowance for unfunded commitments, and an increase of $2.5 million to cumulative net earnings for the cumulative effect adjustment recorded upon adoption.

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

We have served as the Company’s auditor from 2015 to 2024.

New York, New York

April 1, 2024

SACHEM CAPITAL CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	Years Ended
	December 31,
	2024	2023
Assets
Cash and cash equivalents	$18,066	$12,598
Investment securities (at fair value)	1,517	37,776
Loans held for investment (net of deferred loan fees of $1,950 and $4,647)	375,041	494,588
Allowance for credit losses	(18,470)	(7,523)
Loans held for investments, net of allowances for credit losses	356,571	487,065
Loans held for sale (net of valuation allowance of $4,880 and $0)	10,970	—
Interest and fees receivable, net	3,768	8,475
Due from borrowers, net	5,150	5,597
Real estate owned, net	18,574	3,462
Investments in limited liability companies	53,942	43,036
Investments in rental real estate, net	14,032	10,554
Property and equipment, net	3,222	3,373
Other assets	6,164	8,956
Total assets	$491,976	$620,892
Liabilities and Shareholders' Equity
Liabilities:
Notes payable (net of deferred financing costs of $3,713 and $6,048)	$226,526	$282,353
Repurchase agreements	33,708	26,461
Mortgage payable	1,002	1,081
Lines of credit	40,000	61,792
Accrued dividends payable	—	5,144
Accounts payable and accrued liabilities	4,377	2,322
Advances from borrowers	4,047	10,998
Below market lease intangible	665	665
Total liabilities	310,325	390,816
Commitments and Contingencies – Note 12
Shareholders’ equity:
Preferred shares - $.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 2,306,748 and 2,029,923 shares of Series A Preferred Stock issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2	2
Common stock - $.001 par value; 200,000,000 shares authorized; 46,965,306 and 46,765,483 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	47	47
Additional paid-in capital	256,956	249,826
Accumulated other comprehensive income	—	316
Cumulative net earnings	35,518	75,089
Cumulative dividends paid	(110,872)	(95,204)
Total shareholders’ equity	181,651	230,076
Total liabilities and shareholders’ equity	$491,976	$620,892

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended
	December 31,
	2024	2023
Revenues
Interest income from loans	$43,154	$49,265
Fee income from loans	8,594	10,699
Income from limited liability company investments	5,239	3,522
Other investment income	391	1,209
Other income	122	54
Total revenues	57,500	64,749

Operating expenses
Interest and amortization of deferred financing costs	27,798	29,190
Compensation and employee benefits	6,824	6,932
General and administrative expenses	6,841	4,955
Provision for credit losses related to available-for-sale debt securities	—	809
Provision for credit losses related to loans held for investment	26,928	5,588
Change in valuation allowance related to loans held for sale	4,880	—
Impairment loss on real estate owned	492	794
(Gain) loss on sale of real estate owned and property and equipment, net	(439)	88
Other expenses	1,952	1,354
Total operating expenses	75,276	49,710
Operating (loss) income before other (loss) income	(17,776)	15,039

Other (loss) income
Gain on equity securities	178	860
Loss on sale of loans	(21,973)	—
Total other (loss) income, net	(21,795)	860
Net (loss) income	(39,571)	15,899
Preferred stock dividend	(4,304)	(3,795)
Net (loss) income attributable to common shareholders	$(43,875)	$12,104

Basic (loss) earnings per Common Share	$(0.93)	$0.27
Diluted (loss) earnings per Common Share	$(0.93)	$0.27
Basic weighted average Common Shares outstanding	47,413,012	44,244,988
Diluted weighted average Common Shares outstanding	47,413,012	44,244,988

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data)

	Years Ended
	December 31,
	2024	2023
Net (loss) income	$(39,571)	$15,899
Other comprehensive (loss) income:
Unrealized holding gains on available for sale (“AFS”) securities	—	69
Less: Reclassification adjustment for gains / losses realized in net (loss) income	(316)	—
Less: Reclassification of losses from unrealized to provision for credit losses	—	809
Other comprehensive (loss) income	(316)	878
Comprehensive (loss) income, net	(39,887)	16,777
Preferred stock dividend	(4,304)	(3,795)
Total comprehensive (loss) income attributable to common shareholders	$(44,191)	$12,982

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Cumulative	Cumulative
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Net Earnings	Dividends Paid	Totals

Balance, January 1, 2023	1,903,000	$2	41,093,536	$41	$226,221	$(562)	$61,680	$(69,675)	$217,707

Cumulative effect of adoption of new accounting principle (ASU 2016-13)	—	—	—	—	—	—	(2,490)	—	(2,490)

Issuance of Series A Preferred Stock, net of expenses	126,923	—	—	—	2,564	—	—	—	2,564

Issuance of Common Shares, net of expenses	—	—	5,546,891	5	20,445	—	—	—	20,450

Stock buyback	—	—	(71,000)	—	(226)	—	—	—	(226)

Stock-based compensation	—	—	196,056	1	822	—	—	—	823

Reclassification of losses from unrealized to provision for credit losses	—	—	—	—	—	809	—	—	809

Unrealized holding gains on AFS securities	—	—	—	—	—	69	—	—	69

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(3,795)	(3,795)

Dividends paid on Common Shares	—	—	—	—	—	—	—	(16,590)	(16,590)

Dividends declared on Common Shares	—	—	—	—	—	—	—	(5,144)	(5,144)

Net income	—	—	—	—	—	—	15,899	—	15,899
Balance, December 31, 2023	2,029,923	$2	46,765,483	$47	$249,826	$316	$75,089	$(95,204)	$230,076

Issuance of Series A Preferred Stock, net of expenses	276,825	—	—	—	5,706	—	—	—	5,706

Issuance of Common Shares, net of expenses	—	—	568,711	1	2,049	—	—	—	2,050

Stock buyback	—	—	(581,745)	(1)	(1,488)	—	—	—	(1,489)

Stock-based compensation, less shares forfeited	—	—	212,857	—	863	—	—	—	863

Reclassification adjustment for gains / losses realized in net loss	—	—	—	—	—	(316)	—	—	(316)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(4,304)	(4,304)

Dividends paid on Common Shares	—	—	—	—	—	—	—	(11,364)	(11,364)

Net loss	—	—	—	—	—	—	(39,571)	—	(39,571)
Balance, December 31, 2024	2,306,748	$2	46,965,306	$47	$256,956	$—	$35,518	$(110,872)	$181,651

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(39,571)	$15,899
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs	2,456	2,415
Depreciation expense	372	266
Write-off of other assets - pre-offering costs	—	477
Stock-based compensation	863	823
Provision for credit losses related to available-for-sale debt securities	—	809
Provision for credit losses related to loans held for investment	26,928	5,588
Change in valuation allowance related to loans held for sale	4,880	—
Loss on sale of Loans	21,973	—
Impairment loss on real estate owned	492	794
(Gain) loss on sale of real estate owned and property and equipment, net	(439)	88
(Gain) on equity securities	(178)	(860)
Deferred loan fees revenue	(2,697)	287
Changes in operating assets and liabilities:
Interest and fees receivable, net	2,476	(2,285)
Other assets	2,676	(3,596)
Due from borrowers, net	(1,431)	(334)
Accounts payable and accrued liabilities	1,041	374
Advances from borrowers	(6,951)	1,106
Total adjustments and operating changes	52,461	5,952
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,890	21,851

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	(7,767)	(30,415)
Proceeds from the sale of investment securities	43,888	18,120
Purchase of interests in limited liability companies	(18,271)	(13,896)
Proceeds from limited liability companies returns of capital	7,366	1,661
Proceeds from sale of real estate owned	1,624	450
Acquisitions of and improvements to real estate owned	(510)	(229)
Proceeds from sale of property and equipment	9	1,299
Purchase of property and equipment	(77)	(784)
Improvements in investment in rental real estate	(3,025)	(10,845)
Principal disbursements for loans	(134,298)	(204,885)
Principal collections on loans	190,971	167,036
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	79,910	(72,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	27,959	58,204
Repayments on lines of credit	(49,751)	—
Proceeds from repurchase agreements	19,055	14,028
Repayments of repurchase agreements	(11,808)	(30,100)
(Repayment of) proceeds from mortgage payable	(79)	331
Dividends paid on Common Shares	(16,508)	(21,933)
Dividends paid on Series A Preferred Stock	(4,304)	(3,795)
Proceeds from issuance of common shares, net of expenses	2,050	20,450
Repurchase of Common Shares	(1,489)	(226)
Proceeds from issuance of Series A Preferred Stock, net of expenses	5,706	2,563
Repayment of notes payable	(58,163)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(87,332)	39,522

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,468	(11,115)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	12,598	23,713

CASH AND CASH EQUIVALENTS - END OF PERIOD	$18,066	$12,598

The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Years Ended
	December 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$25,300	$26,616
Real estate acquired in connection with foreclosure of certain mortgages	$28,639	$1,750
Loans held for investment from sale of real estate owned	$989	$2,577
Loans transferred from held to investment to held for sale	$15,850	$—

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

Segment Reporting

The Company uses the management approach to determine reportable operating segments. The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through its investments in real estate mortgage loans and real estate. The management approach considers the internal organization and reporting used by the Company’s Chief Executive Officer, whom serves as the chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income. In addition to other factors and metrics, the CODM utilizes net income as a key determinant of the amount of dividends to be distributed to the Company's stockholders.

As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. As of December 31, 2024, the accounts and activities of these subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, the Company has only one reportable segment for financial reporting purposes. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider prior reporting results, (b) the Company’s projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for current expected credit losses, loans held for sale at fair value, and real estate owned.

Concentration of Credit Risks

Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, loans and related receivables. Concentration of credit risk relating to loans and related receivables are managed by the Company through robust portfolio monitoring and performing due diligence prior to origination or acquisition, when and where available and appropriate.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents.

Investment Securities (at fair value)

Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive (loss) income. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, management employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, management may consider specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that it will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in net income and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future losses and/or impairments.

Marketable equity investments with readily determinable fair values are measured at fair value and are classified as trading securities with changes in value recorded in net income.

Investment in Limited Liability Companies (“LLCs”)

The Company accounts for its investments in limited liability companies based on the level of ownership, control, and influence in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 323 (Investments – Equity Method and Joint Ventures) and FASB ASC 810 (Consolidation). Investments in LLCs are classified into the following categories based on the Company’s level of influence and control:

1.Fair Value Method (FASB ASC 321) – Passive Investments (Less than 20% Ownership, No Significant Influence)

o	Investments in LLCs where the Company does not exercise significant influence are accounted for under FASB ASC 321 (Investments – Equity Securities) and recorded at fair value, with changes in fair value recognized in earnings.
o	If fair value is not readily determinable, the Company applies the measurement alternative, recording the investment at cost less impairment, adjusted for observable price changes.

2.Equity Method (FASB ASC 323) – Significant Influence (20% – 50% Ownership)

o	The Company applies the equity method of accounting for investments where it has significant influence over the operating and financial policies of the LLC.
o	Under the equity method, the Company recognizes its proportionate share of the LLC’s net income or loss in earnings and adjusts the carrying amount of the investment accordingly.
o	Distributions received from equity method investments are recorded as a reduction of the investment unless they represent a return on investment, in which case they are recognized as income.
o	The investment is assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

3.Consolidation (FASB ASC 810) – Variable Interest Entities (“VIEs”) or Controlling Interest

o	Voting Interest Model: The Company holds greater than 50% of the voting interests and has the power to direct the significant activities of the LLC.
o	Variable Interest Entity (VIE) Model: If the LLC qualifies as a Variable Interest Entity, the Company consolidates the LLC when it is deemed to be the primary beneficiary of the VIE. In accordance with FASB ASC 810, the Company evaluates whether:
1.	The LLC is a VIE (i.e., lacks sufficient equity to finance its operations without additional support or the equity holders do not have the power to direct significant activities); and

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	The Company has both: The power to direct the activities of the VIE that most significantly affect its economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant.

When both conditions are met, the Company consolidates the VIE in its financial statements, including the entity’s assets, liabilities, and operations. Noncontrolling interests in consolidated LLCs, if any, are presented separately within the financial statements. The Company reassesses its conclusions about VIE status and primary beneficiary determination on an ongoing basis, particularly when events occur that may change the underlying structure or governance of the investee.

For investments accounted for under the equity method or the measurement alternative cost method, the Company evaluates whether indicators of impairment exist. If an investment is determined to be other-than-temporarily impaired, the carrying value is written down to its estimated fair value, with the impairment loss recognized in earnings.

Loans held for investment

Loans that are originated and serviced by the Company, that management has the intent and ability to hold for the foreseeable future are reporting at their outstanding balances, net of an allowance for credit losses and unamortized deferred fees. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to fee income over the contractual lives of the loans using the interest method which reflects a constant yield. Interest income on loans is accrued based on the unpaid principal balance outstanding and the contractual terms of the loan agreements.

Loans held for sale

Loans are classified as held for sale if there is an intent to sell in the near-term. These loans are recorded at the lower of amortized cost or fair value. If the fair value of a loan is determined to be less than its amortized cost, a non-recurring fair value adjustment will be recorded through a valuation allowance. When a loan is transferred into the held for sale category, any previously recorded allowance for credit losses is reversed in the provision for credit losses related to loans and the loan is recorded at its amortized cost basis. If the amortized cost basis exceeds the loan’s fair value at the date of transfer, a valuation allowance equal to the difference between amortized cost basis and fair value is recorded.

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

In situations where economic or legal circumstances may cause a borrower to experience significant financial difficulties, the Company may grant concessions for a period of time to the borrower that it would not otherwise consider. These modified terms may include interest rate reductions, principal forgiveness, term extensions, and other-than-insignificant payment delay intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company monitors the performance of all loans, including loans modified to borrowers experiencing financial difficulty and considers loans that are 90 days past due to be in payment default.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets. Transfers of agreements that meet the sale criteria under FASB ASC 860 (Transfers and Servicing) are derecognized from the Consolidated Balance Sheets at the time of transfer. If the transfer of loans does not meet the sale criteria or participating interest criteria under FASB ASC 860, the transfer is accounted for as a secured borrowing and the loan is not de-recognized and a participating liability is recorded in the Consolidated Balance Sheets.

Allowance for Credit Losses

The Company adopted the current expected credit loss (“CECL”) standard effective January 1, 2023 in accordance with Accounting Standard Update (“ASU”) No. 2016-13. The initial CECL allowance adjustment of $2.5 million was recorded effective January 1, 2023 as a cumulative-effect of change in accounting principle through a direct charge to cumulative net earnings on the consolidated statements of shareholders’ equity. Subsequent changes to the CECL allowance will be recognized in the consolidated statements of operations in “Provision for credit losses related to loans held for investment”.

The Company records an Allowance for credit losses on the consolidated balance sheets with respect to its loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology, known as the “estimated expected lifetime losses,” replaces the “probable incurred loss impairment” methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with CECL standard, as they represent a financial asset that is subject to credit risk. As allowed under the CECL standard used by the Company, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The aggregate gross outstanding principal of loans in pending/pre-foreclosure as of December 31, 2024, and December 31, 2023, was $52.1 million and $63.7 million, respectively. As of December 31, 2024, and December 31, 2023, the Company had directly reserved against these loans in foreclosure in the amounts of $6.1 million and $5.1 million, respectively. Further, the Company had direct reserves against non-performing loans held for investment that experienced declines in fair value of $7.3 million and $0, respectively. As of December 31, 2024, the aggregate outstanding principal amount of non-performing loans held for investment with direct allowances was $57.8 million. Such allowances are presented net in “Loans held for investment, net” and “Loans held for sale, net” on the consolidated balance sheets included in the accompanying consolidated financial statements based on their respective classification.

The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. The Company utilizes a vintage loss-rate method for estimating current expected credit losses. The vintage loss rate method involves applying a vintage loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, the Company considers various factors including (1) historical loss experience and unrealized forecasted losses in its portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) its current and future view of the macroeconomic environment.

The Company’s estimate of expected credit losses includes a review of charge-off experience factors, contractual delinquency, historical collection rates, the value of underlying collateral and other information to make the necessary judgments as to allowance for credit losses expected in the portfolio as of the reporting date. While management utilizes the best information available to make its evaluations, changes in macroeconomic conditions, interest rate environments, or both, may significantly impact the assumptions and inputs used in determining the allowance for credit losses. The Company’s charge-off policy is determined by a review of each delinquent loan. The Company has an accounting policy to not place loans on nonaccrual status unless they are more than 90 days delinquent. Accrual of interest income is generally resumed when the delinquent contractual principal and interest is paid in full or when a portion of the delinquent payments are made, and the ongoing required contractual payments have been made for an appropriate period.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the year ended December 31, 2024, the Company updated its methodology for estimating the CECL factors on its portfolio of financial assets related to loans. This update reflects the Company incorporating its current unrealized losses on individually evaluated loans into its historical loss data, as this change is believed to provide sufficient coverage to forecast estimated expected lifetime losses.

Management estimates the allowance for credit losses using relevant information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The Allowance for credit losses is maintained at a level sufficient to provide for expected credit losses over the life of the loans based on evaluating historical credit loss experience and to make adjustments to historical loss information for differences in the specific risk characteristics in the current loan portfolio. The “Allowance for credit losses” related to the principal outstanding is presented within “Loans held for investment, net” and for unfunded commitments is within accounts payable and accrued liabilities in the Company’s consolidated balance sheets. The “Allowance for credit losses” related to the late payment fees are presented in “Interest and fees receivable, net”, and “Due from borrowers, net” in the Company’s consolidated balance sheets. Lastly, the allowance related to unfunded commitments for construction loans is presented in “Accounts payable and accrued liabilities” on the Company’s consolidated balance sheets.

See Note 4 – Loans and Allowance for Credit Losses for further details.

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

Property and Equipment

Land and building acquired in 2021 to serve as the Company’s corporate headquarters is stated at cost. Renovation of the building was completed in the first quarter of 2023 and the Company relocated its operations to the building in March 2023. The land is carried at cost. The building is stated at cost less accumulated depreciation. The building is being depreciated using the straight – line method over its estimated useful life of 40 years. The building was placed in service during the three months ended March 31, 2023. Further, furniture and fixtures, computer hardware and software, and vehicles are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated using an estimated useful life of three to five years. Computer hardware and software are depreciated using an estimated useful life of two to three years. Vehicles are depreciated using an estimated useful life of five years.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent the Company’s property and equipment, net:

Year ended December 31, 2024	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,557	$(110)	$2,447
Land	255	—	255
Furniture and fixtures	308	(117)	191
Computer hardware and software	295	(246)	49
Vehicles	435	(155)	280
Total property and equipment, net	$3,850	$(628)	$3,222

Year ended December 31, 2023	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,541	$(47)	$2,494
Land	255	—	255
Furniture and fixtures	281	(51)	230
Computer hardware and software	276	(213)	63
Vehicles	429	(98)	331
Total property and equipment, net	$3,782	$(409)	$3,373

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

Upon the acquisition of real estate, the Company assesses whether the transaction should be accounted for as an asset acquisition or as a business combination. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Acquisitions of real estate generally will not meet the definition of a business because substantially all the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related identified intangible assets).

The Company allocates the purchase price of real estate to land and building (inclusive of site and tenant improvements) and, if determined to be material, intangible assets, such as the value of above- and below-market leases and deferred leasing costs associated with the in-place leases.

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed involves subjectivity as the allocations are based on an analysis of the respective fair values. In determining the fair value of the real estate acquired, the Company utilized a third-party valuation which primarily utilizes cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as a sales comparison approach, which utilizes comparable sales, listings and sales contracts. The Company assesses the fair value of the leases acquired based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The determined and allocated fair values to the real estate acquired will affect the amount of depreciation and amortization we record over the respective estimated useful lives or term of the lease.

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

See Note 5 – Investment in Rental Real Estate, net for further details surrounding the above acquisition as of December 31, 2024.

Real Estate Owned (“REO”)

REO acquired through foreclosure is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. After an REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the property or other market indicators including listing data may signal a decline in the liquidation value. REO is evaluated for recoverability when impairment indicators are identified. Any impairment losses or recoveries are included in the consolidated statements of operations.

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

Goodwill

Goodwill is tested for impairment annually as of the balance sheet date or more frequently if events or changes in circumstances indicate potential impairment. Goodwill at December 31, 2024 represents the excess of the consideration paid over the fair value of net assets acquired from Urbane New Haven, LLC in October 2022.

In testing goodwill for impairment, the Company adheres to FASB ASC 350 (Intangibles—Goodwill and Other), which permits a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill. If the qualitative assessment determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value including goodwill, then no impairment is determined to exist for the reporting unit. However, if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value including goodwill, or the Company chooses not to perform the qualitative assessment, then it compares the fair value of that reporting unit with its carrying value, including goodwill.

As of December 31, 2024 and December 31, 2023, goodwill was $0.4 million, respectively, which is presented in Other assets on the Company’s consolidated balance sheets. As of and during the years ended December 31, 2024, and 2023, there was no impairment to goodwill.

Deferred Financing Costs

Costs incurred in connection with the Company’s revolving credit facilities, described in Note 8 – Lines of Credit, Mortgage Payable Churchill Facility – are amortized over the term of the applicable facility using the straight-line method, which approximates the effective interest.

Costs incurred by the Company in connection with the issuance of unsecured, unsubordinated notes, described in Note 9 – Unsecured Notes Payable – are being amortized over the term of the respective unsecured, unsubordinated notes using the effective interest method.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Origination, modification, extension, and construction servicing fee revenue, generally 1% – 3% of either the original loan principal or the modified loan balance, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with FASB ASC 310 (Receivables).

Interest Reserves

The Company utilizes interest reserves on certain loans which are applied to future interest payments. Such reserves are established at the time of loan origination. The interest reserve is recorded as a liability as it represents unearned interest revenue. The interest reserve is relieved when the interest on the loan is earned, and interest income is recorded in the period when the interest is earned in accordance with the credit agreement. The interest payment is deducted from the interest reserve deposit balance on the date when the interest payment is due. The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, the feasibility of the project, and the debt coverage provided by the real estate and other pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the borrower is progressing as originally projected and if there has been no deterioration in the financial condition of the borrower or the underlying project. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves.

Expenses

Interest expense, in accordance with the Company’s financing agreements, is recorded on an accrual basis. General and administrative expenses, including professional fees, are expensed as incurred.

Income Taxes

The Company believes it qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and operates accordingly. It made the election to be taxed as a REIT on its 2017 Federal income tax return. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distribution requirements applicable to REITs and the diversity of ownership of its outstanding capital stock. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification. Other than taxes incurred by the Company’s taxable REIT subsidiary (“TRS”), the Company does not expect to incur any corporate federal income tax liability outside of the TRS, as it believes it has maintained its qualification as a REIT.

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as TRSs. In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. During the year ended December 31, 2024, the Company’s TRSs recognized provisions for federal and state income tax of $0.2 million, which is represented in Other expenses on the Company’s consolidated statements of operations. During the year ended December 31, 2023, there were no recognized provisions for federal income tax nor state tax.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

FASB ASC Sub-Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of December 31, 2024 and 2023.

(Losses) Earnings Per Share

Basic and diluted (losses) earnings per share are calculated in accordance with FASB ASC 260 (Earnings Per Share). Under FASB ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares, $.001 par value per share, (“Common Shares”) outstanding for the period. The computation of diluted (losses) earnings per share is similar to basic (losses) earnings per share, except that the denominator is increased to include the potential dilution from our unvested restricted stock awards, that contain non-forfeitable rights to dividends so therefore deemed to participating, for Common Shares using the treasury stock method. The numerator in calculating both basic and diluted (losses) earnings per common share for each period is the reported net (loss) income.

For the year ended December 31, 2024, the Company had basic and diluted weighted average shares of 47,413,012 outstanding, resulting in basic and diluted loss per share of $0.93. As the Company incurred a net loss attributable to common shareholders for the year ended December 31, 2024 all restricted shares would be deemed antidilutive. For the year ended December 31, 2023, the Company had basic and diluted weighted average shares of 44,244,988 outstanding, resulting in basic and diluted earnings per share of $0.27. While the Company had net income attributable to common shareholders for the year ended December 31, 2023, the Company did not adjust the dilutive share calculation based on even if the Company assumed all 222,836 shares of unvested restricted stock at December 31, 2023 were deemed dilutive under the treasury method, the resulting diluted earnings per share would remain unchanged at $0.27.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (FASB ASC 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 applies retrospectively to all prior periods presented. This update did not have a material impact on the Company’s consolidated financial statements. See Note 1 – The Company for further information.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income (FASB ASC 220-40): Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure in the notes to the financial statements of specified information about certain costs and expenses. The ASU is effective in reporting periods beginning after December 15, 2026, and interim periods within annual periods beginning December 15, 2027, on a prospective or retrospective basis. Early adoption is permitted, and the Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain amounts included in the Company’s December 31, 2023 consolidated financial statements have been reclassified to conform to the December 31, 2024 presentation. These reclassifications had no effect on the year ended December 31, 2023 net income.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurement

The Company uses estimated of fair value in applying various accounting standards for its consolidated financial statements on either a recurring or non-recurring basis. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The Company groups its assets and liabilities measured at fair value in three hierarchy levels, based on the observability and transparency of the inputs. The fair value hierarchy is as follows:

Level 1 - Inputs that represent quoted prices for identical instruments in active markets.

Level 2 - Inputs that represent quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Stocks and ETF’s	$1,517	$—	$—	$1,517
Mutual funds	—	—	—	—
Debt securities	—	—	—	—
Preferred/Fixed rate cap securities	—	—	—	—
Loans held for sale, net	—	—	10,970	10,970

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Stocks and ETF’s	$1,755	$—	$—	$1,755
Mutual funds	16,237	—	—	16,237
Debt securities	18,945	—	—	18,945
Preferred/Fixed rate cap securities	—	839	—	839
Loans held for sale, net	—	—	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, upon their acquisition or when there is evidence of impairment). The following table illustrates financial instruments measured at fair value on a nonrecurring basis:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Individually evaluated loans, net of allowance for credit losses	$—	$—	$80,757	$80,757
Real estate owned, net	—	—	18,574	18,574

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Individually evaluated loans, net of allowance for credit losses	$—	$—	$21,597	$21,597
Real estate owned, net	—	—	3,462	3,462

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carrying amounts and fair values of financial instruments that are not carried at fair value at December 31, 2024 and December 31, 2023 in the Consolidated Balance Sheets are as follows:

	Carrying Amount		Fair Value Measurement
(in thousands)	2024	2023	2024	2023

Level 1
Cash and cash equivalents	$18,066	$12,598	$18,066	$12,598
Notes payable (listed) – fixed rate debt	231,241	289,482	194,810	260,249
Level 2
Lines of credit and repurchase agreements – variable rate debt	73,708	88,253	73,708	88,253
Level 3
Loans held for investment, net	356,571	487,065	356,571	487,065
Loans held for sale, net	10,970	—	10,970	—
Interest and fees receivable and due from borrowers	8,918	14,072	8,918	14,072
Investments in limited liability companies	53,942	43,036	53,942	43,036
Advances from borrowers	4,047	10,998	4,047	10,998
Mortgage payable	1,002	1,081	1,002	1,081

Following is a description of the methodologies used for assets measured at fair value:

Stocks and ETFs (Level 1): Valued at the closing price reported in the active market in which the individual securities are traded.

Mutual funds (Level 1): Valued at the daily closing price reported by the fund. Mutual funds held by the Company are open-end mutual funds that are registered with the U.S. Securities and Exchange Commission. These funds are required to publish their daily net asset values and to transact at that price. The mutual funds held by the Company are deemed to be actively traded.

Debt securities: Valued at the closing price reported in the active market in which the individual securities are traded.

Preferred/Fixed rate cap securities: The company classifies preferred/fixed rate cap securities as Level 2 in the fair value hierarchy because their fair value is determined using observable inputs such as interest rates and credit spreads. These inputs are based on market data or pricing models rather than quoted prices for identical assets. Since the securities are not actively traded, the company uses observable inputs to estimate their value, making Level 2 the appropriate classification.

Loans held for investment and related interest and fees receivables and due from/advances from borrowers: The fair value of mortgage loans held for investment and related receivable/liability balances is based on credit risk and discount rates that are not observable in the marketplace and therefore represents a Level 3 measurement.

Loans held for sale: The fair value of loans held for sale is determined by the lower of cost or market approach, where cost represents the carrying value of the loans, and market represents the fair value derived from a collateral analysis. Since this analysis involves significant judgment, including assumptions regarding the value of underlying collateral and potential recovery, it constitutes a Level 3 measurement. These assumptions are not readily observable in the market and require significant management estimation.

Individually evaluated loans, net of allowance for credit losses: This category consists of loans that were individually evaluated for credit losses, net of the related allowance for credit losses, and have been classified as Level 3 assets. All of the Company’s individually evaluated loans for 2024 and 2023, whether reporting a specific allowance allocation or not, are considered collateral-dependent. The Company utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The Company estimates liquidation as a selling cost percentage in connection with the asset, which typically ranges from 1-8%. Please note this category is inclusive of foreclosed loans not held for sale, and is included in loans held for investment.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real estate owned, net: Real estate owned, net, is classified as a Level 3 asset in the fair value hierarchy due to the significant use of unobservable inputs in determining its fair value. These unobservable inputs typically include estimates based on management’s judgment, such as the anticipated market value, property condition, location, and projected income potential. The Company may adjust such values downward for qualitative factors such as economic conditions and estimated liquidation expenses. The Company estimates liquidation as a selling cost percentage in connection with the asset, which typically ranges from 1-8%. As no active markets or observable inputs exist for these assets, the valuation process involves a higher degree of subjectivity and relies on internal assumptions, appraisals, and models that are not directly observable.

Investments in Limited Liability Companies (LLCs): The Company holds noncontrolling interests in various LLCs accounted for using the measurement alternative under FASB ASC 321. These investments are carried at cost, less impairment, and adjusted for observable price changes.

Fixed rate debt: Fixed rate debt is classified as Level 1 and its fair value is based on quoted prices for similar instruments or calculated utilizing model derived valuations in which significant inputs are observable in active markets.

Variable rate debt: Variable rate debt is classified as Level 2 and the fair values of our borrowings under our revolving credit facility and other variable rate debt are reasonably estimated at their notional amounts due to the predominance of floating interest rates, which generally reflect market conditions.

Mortgage payable: Mortgage payable is classified as Level 3 and the fair value of our borrowings are primarily based on unobservable inputs that effect the Company’s own assumptions about the factors that market participants would use in pricing the mortgage. The mortgage payable does not have a quoted market price in an active market, and significant inputs such as the interest rate, the probability of default, and the estimated repayment terms are not readily observable in the market.

Impact of Fair Value of Available-for-sale Securities on Other Comprehensive (Loss) Income

The following table presents the impact of the Company’s debt securities on its Other Comprehensive Income (“OCI”) for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

	(in thousands)
OCI from AFS debt securities:
Unrealized gain (losses) on debt securities at beginning of period	$316	$(562)
Unrealized holding gains on AFS securities	—	69
Reclassification adjustment for gains / losses realized in net (loss) income	(316)	—
Reclassification of losses from unrealized to provision for credit losses	—	809
Change in OCI from AFS debt securities	(316)	878
Balance at end of period	$—	$316

As of December 31, 2024, and December 31, 2023, the Company recorded an “Allowance for credit losses” on debt securities of $0 and $0.8 million, respectively, based on unrealized losses for a trailing twelve months, which is presented in “Investment securities (at fair value)” on the Company’s consolidated balance sheets. During the year ended December 31, 2024, the Company sold all of its debt securities, as such, as of December 31, 2024, the balance of these securities was $0. As of December 31, 2023, the fair value of these securities was $0.8 million. The cost basis of these securities was $1.6 million.

4. Loans and Allowance for Credit Losses

Loans include loans held for investment that are accounted for at amortized cost net of allowance for credit losses and loans held for sale that are accounted for at the lower of cost or market net of a valuation allowance. The classification for a loan is based on management’s strategy for the loan.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans held for investment

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

The loans are generally for a term of one to three years. The loans are initially recorded and carried thereafter, in the financial statements, at cost. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a balloon payment of the principal on the maturity date.

As of December 31, 2024, and 2023, the Company had 157 and 311 loans held for investment, respectively.

Loans held for sale

The Company offers mortgage notes receivable to be sold in real estate capital markets. The Company does not originate loans for the use of loans held for sale, as these loans were a part of a non-recurring event of being transferred from loans held for investment to loans held for sale. As of December 31, 2024, the Company maintained 11 loans held for sale with a gross outstanding principal balance of $15.9 million, of which had an aggregate valuation allowance of $4.9 million in connection with pricing based on lower of cost or market. As of December 31, 2024, such loans were on nonaccrual status and in pending/pre-foreclosure. There were no such loans held for sale as of December 31, 2023.

Loan Sale

In October 2024. the Company retained Mission Capital, a subsidiary of Marcus and Millichap, which is a real estate capital markets firm, as our sole and exclusive advisor for the proposed sale of a pool of mortgage loans. A majority of these loans were classified as “non-accrual,” meaning payments of interest owed are more than 90 days overdue. In December 2024, the Company entered into certain Purchase and Sale Agreements with three third party purchasers related to certain non-performing loans that were held for sale. The Company accounted for the transfer of financial assets as a sale, recognizing a loss on sale of $22.0 million, with total net cash proceeds from the sale of $36.1 million and the derecognition of loans held for sale of $55.8 million. The Company has no continuing involvement with the transferred loan assets after the date of transfer and did not retain any interest in the transferred assets. The loans were sold to the purchasers without recourse. In connection with the sale, the Company incurred a loss of $19.7 million on principal and $2.3 million on charges due from such loans, which is presented on the consolidated statement of operations in loss on sale of loans. During the sale process, the Company removed $15.9 million of loans that were initially included in the sale, and these remain as loans held for sale as noted above.

Loan portfolio

As of December 31, 2024, and 2023, loans held for investment on nonaccrual status had an outstanding principal balance of $87.0 million and $84.6 million, respectively. The nonaccrual loans are inclusive of loans pending foreclosure and loans held for sale. For the year ended December 31, 2024 and 2023, $0.7 million and $0.6 million of interest income was recorded on nonaccrual loans due to payments received, respectively. As of December 31, 2024, and 2023, the Company had direct reserves on outstanding principal of $13.3 million and $5.2 million, respectively. The below table summarizes the Company’s loan portfolio by the past due status:

	Loans held for investment
(in thousands)	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total
As of December 31, 2024	$223,513	$49,460	$16,936	$87,082	$376,991
As of December 31, 2023	$332,212	$78,577	$3,855	$84,591	$499,235

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023, the aggregate amounts of loans funded by the Company were $134.3 million and $204.9 million, respectively, offset by principal repayments of $191.0 million and $167.0 million, respectively.

As of December 31, 2024, the Company’s mortgage loan portfolio includes loans ranging in size up to $42.9 million with stated interest rates ranging from 6.5% to 15.0%. The default interest rate is generally 18% but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.

As of December 31, 2024 and 2023, the Company had one borrower representing 14.0% and 10.1% of the outstanding mortgage loan portfolio, or $55.0 million and $50.4 million, respectively.

Deferred loan fees

As of December 31, 2024 and 2023, the Company had $2.0 million and $4.6 million of deferred loan fee revenue relating to loans held for investment, respectively. There were no such deferred fees for loans held for sale as of December 31, 2024 and 2023. In-line with the Company’s accounting policy for revenue recognition, origination, modification, extension and construction servicing fee revenue is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with FASB ASC 310 (Receivables). In accordance with FASB ASC 310-20-45-1, the Company has presented deferred loan fees net of the related loan balance on its consolidated balance sheets. This presentation reflects the net amount of revenue that is expected to be recognized after considering the outstanding loan balance associated with certain customer arrangements. This presentation aligns with the guidance in FASB ASC 310-20, which permits the net presentation of loan balances with deferred loan fees when the loan is associated with the future performance obligations of the Company. The loan is considered an integral part of the transaction, and as such, the net amount more accurately reflects the remaining obligations of the Company to the customer, as well as the revenue to be recognized.

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

Allowance for credit loss

The below table represents the financial statement line items that are impacted by the Allowance for Credit Losses for the year ended December 31, 2024:

	Balance as of	Provision for credit		Balance as of
	December 31, 2023	losses related to loans	Charge-offs	December 31, 2024

	(in thousands)
Loans	$7,523	$22,405	$(11,458)	$18,470
Interest and fees receivable	902	2,231	—	3,133
Due from borrower	352	1,877	(1,094)	1,135
Unfunded commitments	509	415	—	924
Total Allowance for credit losses	$9,286	$26,928	$(12,552)	$23,662

The below table represents the financial statement line items that are impacted by the CECL allowance:

		Allowance for
		credit losses on
	Adoption as	loans – pre-	Provision for credit		Balance as of
	of January 1, 2023	adoption	losses related to loans	Charge-offs	December 31, 2023

	(in thousands)
Loans	$1,921	$105	$5,497	$—	$7,523
Interest receivable	26	782	94	—	902
Due from borrower	21	338	10	(17)	352
Unfunded commitments	522	—	(13)	—	509
Total CECL allowance	$2,490	$1,225	$5,588	$(17)	$9,286

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity in the loans held for investment allowance for credit losses for the year ended December 31, 2024:

	Allowance for credit losses			Allowance for credit losses
	as of	Provision for credit losses		as of
	December 31,	related to		December 31,
(in thousands)	2023	loans	Charge-offs	2024
Geographical Location
New England	$5,764	$13,859	$(6,779)	$12,844
Mid-Atlantic	1,324	533	—	1,857
South	435	6,046	(4,679)	1,802
West	—	1,967	—	1,967
Total	$7,523	$22,405	$(11,458)	$18,470

The following table summarizes the activity in the loans held for investment allowance for credit losses from adoption on January 1, 2023, through December 31, 2023:

					Allowance for credit losses
	Allowance for credit losses		Provision for credit losses		as of
	on loans-	Adoption of ASU	related to		December 31,
(in thousands)	re-adoption	2016-13	loans held for investment	Charge-offs	2023
Geographical Location
New England	$105	$1,302	$4,357	$—	$5,764
West	—	7	(7)	—	—
South	—	402	33	—	435
Mid-Atlantic	—	210	1,114	—	1,324
Total	$105	$1,921	$5,497	$—	$7,523

The following table presents charge-offs by fiscal year of origination as of the year ended December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Total
(in thousands)
Current period charge-offs	$—	$—	$5,550	$5,897	$11	$—	$11,458
Total	$—	$—	$5,550	$5,897	$11	$—	$11,458

Presented below is the Company’s loans portfolio by geographical location:

	December 31, 2024		December 31, 2023
(in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Geographical Location
Loans held for investment:
New England	$179,421	47.6%	$232,437	46.6%
Mid-Atlantic	42,304	11.2%	4,101	0.8%
South	151,165	40.1%	163,409	32.7%
West	4,101	1.1%	99,288	19.9%
Total	376,991	100.0%	499,235	100.0%

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables allocate the carrying value of the Company’s loan portfolio based on credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	December 31, 2024
	Carrying
FICO Score (2) (in thousands)	Value	2024	2023	2022	2021	2020	Prior
Loans held for investment:
Under 500	$140	$140	$—	—	$—	$—	$—
501-550	2,860	—	—	—	1,060	—	1,800
551-600	7,094	1,222	290	2,170	1,816	636	960
601-650	28,779	8,432	3,347	1,798	7,411	6,149	1,642
651-700	35,711	4,250	7,177	10,302	12,079	660	1,243
701-750	159,575	6,275	40,459	11,982	97,980	1,023	1,856
751-800	124,599	26,465	32,016	36,280	28,427	1,411	—
801-850	18,233	—	415	17,818	—	—	—
Total	376,991	$46,784	$83,704	80,350	$148,773	$9,879	$7,501

(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.

(2)The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

	December 31, 2023	Year Originated(1)
	Carrying
FICO Score (2) (in thousands)	Value	2023	2022	2021	2020	2019	Prior
Under 500	$1,764	$216	$—	$—	$—	$—	$1,548
501-550	6,555	2,331	1,440	1,864	—	$362	558
551-600	33,723	15,019	9,839	6,854	1,127	$337	547
601-650	103,601	16,053	26,981	52,073	3,988	$4,187	319
651-700	97,284	17,862	40,318	30,203	3,662	$3,015	2,224
701-750	167,977	19,935	51,276	83,946	7,411	$2,901	2,508
751-800	64,313	14,461	20,806	27,027	592	$689	738
801-850	24,018	865	23,096	—	—	$—	57
Total	499,235	$86,742	$173,756	$201,967	$16,780	$11,491	$8,499

(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.

(2)The FICO Scores are calculated at the inception of a loan and are updated if the loan is modified or on an as needed basis.

Loan modifications made to borrowers experiencing financial difficulty

In certain situations, the Company may provide loan modifications to borrowers experiencing financial difficulty. These modifications may include term extensions, and adding unpaid interest, charges and taxes to the principal balance intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company generally receives additional collateral as part of extending the terms of the loan for borrowers experiencing financial difficulty.

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents loan modifications made to borrowers experiencing financial difficulty:

	Year Ended December 31, 2024
		% of Total
		Carrying Value of
(in thousands)	Carrying Value	Loans held for investment, net	Financial Effect
Loans modified during the period ended
Term extension	$108,045	30.1%	A weighted average of 11.5 months were added to the life of the loans
Principal modification, with no term extension	$12,173	3.4%	Unpaid interest/taxes/charges added to principal balance

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified in the last 12 months to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

	Year Ended December 31, 2024
(in thousands)	Current	90-119 days past due	120+ days past due	Total
Loans modified during the period ended
Term extension	$61,145	$250	$46,345	$108,045
Principal modification, with no term extension	$12,173	$—	$—	$12,173

The Company has committed to lend additional amounts totaling approximately $23.1 million to borrowers experiencing financial difficulty. Of the loans that were modified that experienced financial difficulties during the year, six loans defaulted within twelve months of the modification. These loans had an aggregate outstanding balance of $5.7 million which represented 1.6% of the portfolio. Of the loans that were modified that experienced financial difficulties during the year, ten loans with an outstanding principal balance of $12.2 million, experienced rate decreases due to the modification. The change in the rate was taking the loans off default rate.

The table below presents loan modifications made to borrowers experiencing financial difficulty:

	Year Ended December 31, 2023
		% of Total
		Carrying Value of
(in thousands)	Carrying Value	Loans held for investment, net	Financial Effect
Loans modified during the period ended
Term extension	$77,138	15.7%	A weighted average of 16.7 months were added to the life of the loans
Principal modification, with no term extension	$20,342	4.1%	Unpaid interest/taxes/charges added to principal balance

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified in the last 12 months to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

	Year Ended December 31, 2023
(in thousands)	Current	90-119 days past due	120+ days past due	Total
Loans modified during the period ended
Term extension	$73,037	$—	$4,101	$77,138
Principal modification, with no term extension	$18,777	$1,565	$—	$20,342

As of December 31, 2023, the Company had committed to lend additional amounts totaling approximately $18.7 million to borrowers experiencing financial difficulty. Of the loans that were modified that experienced financial difficulties during the year, one loan defaulted within twelve months of the modification. This loan had an outstanding balance of $1.6 million, which represented 0.3% of the portfolio. Of the loans that were modified that experienced financial difficulties during the year, fourteen loans with an aggregate outstanding principal balance of $29.1 million, experienced rate decreases due to the modification. The change in the rate was taking the loans off default rate.

5. Investment in Rental Real Estate, net

For the years ended December 31, 2024 and 2023, investment in rental real estate, net consisted of the following:

			Investment in Rental
Year Ending December 31, 2024	Cost	Accumulated Depreciation	Real Estate, Net

	(in thousands)
Land	$4,557	$—	$4,557
Building	4,936	(154)	4,782
Site improvements	359	(30)	329
Tenant improvements	1,223	—	1,223
Construction in progress	3,141	—	3,141
Total	$14,216	$(184)	$14,032

			Investment in Rental
Year Ending December 31, 2023	Cost	Accumulated Depreciation	Real Estate, Net

	(in thousands)
Land	$3,957	$—	$3,957
Building	4,936	(31)	4,905
Site improvements	359	(6)	353
Tenant improvements	1,183	—	1,183
Construction in progress	157	—	157
Total	$10,591	$(37)	$10,554

Building and site improvements are being depreciated using the straight-line method over its estimated useful life of 40 years and 15 years, respectively. Tenant improvements are amortized over the life of the respective lease using the straight-line method. Lease in-place intangible assets, deferred leasing costs and acquired below-market leases are amortized on a straight-line basis over the respective life of the lease. For the year ended December 31, 2024, depreciation and amortization related to the asset was $0.1 million , which is presented in “Other expenses” on the Company’s consolidated Statements of Operations. Tenant improvements and other intangibles associated with the tenant are not being amortized until the commencement of the lease which is not until 2025.

Additionally, the Company leases space to a tenant under an operating lease. The lease provides for the payment of fixed base rent payable monthly in advance and periodic step-ups in rent over the term of the lease and a pass through to tenants their share of increases in real estate taxes and operating expenses over a base year. The lease also provides for free rent and a tenant improvement allowance of $2.7 million. The lease commences February 2025 with a cash rent abatement period of 425 days.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, future minimum rents under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount
(in thousands)
2025	$—
2026	1,040
2027	1,269
2028	1,294
2029	1,320
Thereafter	8,741
Total	$13,664

As of December 31, 2024, estimated annual amortization of acquired below-market lease intangible is as follows:

Years Ending December 31,	Amount
(in thousands)
2025	$66
2026	66
2027	66
2028	66
2029	66
Thereafter	335
Total	$665

As of December 31, 2024, estimated annual amortization of acquired in-place lease intangible is as follows:

Years Ending December 31,	Amount
(in thousands)
2025	$57
2026	57
2027	57
2028	57
2029	57
Thereafter	283
Total	$568

As of December 31, 2024, estimated annual amortization of deferred leasing costs is as follows:

Years Ending December 31,	Amount
(in thousands)
2025	$39
2026	39
2027	39
2028	39
2029	39
Thereafter	192
Total	$387

In addition, the Westport Purchase Agreement contains a provision requiring the payment of an Additional Purchase Price, as defined, upon the earlier to occur of:

●	the Company closing on any construction financing on the Project (as defined); or

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	twelve months following receipt of all zoning and other state and municipal permits and approvals necessary to construct certain residential units (as defined).

These payments represent contingent consideration in connection with this acquisition, requiring accrual when the payments are deemed probable and reasonably estimable. In January 2024, the Company submitted a proposal to the town of Westport for eight market rate residential units and two affordable rate units. Those units were approved in March 2024, subject to a 30-day appeal period. In April 2024, the 30-day appeal period for the Westport Asset land approval expired, and the Company deemed these events which would give rise to a payment of Additional Purchase Price allocated to land to be considered probable. Accordingly, the agreed payment of $0.1 million per certain approved and sold or permitted market rate residential units has been recognized. The expected payment is $0.6 million and has been accrued as of December 31, 2024 and is included in Accounts payable and accrued liabilities on the consolidated balance sheets included in the accompanying consolidated financial statements.

6. Real Estate Owned (REO)

Property acquired through foreclosure are included on the consolidated balance sheets as real estate owned and further categorized as held for sale or held for rental, described in detail below.

As of December 31, 2024, and 2023, real estate owned, net totaled $18.6 million and $3.5 million, respectively. During the year ended December 31, 2024, the Company’s real estate owned portfolio recorded an impairment loss of $0.5 million compared to an impairment loss of $0.8 million in 2023, which is considered a level 3 non-recurring fair market value adjustment.

The following table presents the Company’s REO as of December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023

	(in thousands)
Real estate owned at the beginning of year	$3,462	$5,216
Principal basis transferred to real estate owned	28,640	1,756
Charge-off’s on principal transferred	(11,361)	—
Charges and building improvements	509	230
Proceeds from sale of real estate owned	(2,613)	(3,040)
Impairment loss	(492)	(794)
Gain on sale of real estate owned	429	94
Balance at end of year	$18,574	$3,462

As of December 31, 2024, REO included $0.8 million of real estate held for rental and $17.8 million of real estate held for sale. As of December 31, 2023, REO included $0.8 million of real estate held for rental and $2.7 million of real estate held for sale.

Properties Held for Sale

During the year ended December 31, 2024, the Company sold seven properties held for sale and recognized an aggregate gain of $0.4 million. During the year ended December 31, 2023, the Company sold seven properties held for sale and recognized an aggregate gain of $0.1 million. Such gains are included in, “Loss (gain) on sale of real estate owned and property and equipment, net” on the Compnay’s consolidated Statements of Operations.

Properties Held for Rental

As of December 31, 2024, one property, a commercial building, was held for rental. The tenant signed a 5-year lease that commenced on August 1, 2021.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, future minimum rents under this lease were as follows:

Years Ending December 31,	Amount
(in thousands)
2025	$53
2026	31
Total	$84

7. Other Assets

As of December 31, 2024, and December 31, 2023, other assets consist of the following:

	December 31, 2024	December 31, 2023

	(in thousands)
Prepaid expenses	$575	$511
Other receivables	1,793	1,923
Other assets	190	538
Notes receivable	2,130	4,508
Deferred leasing cost	387	387
Leases in place intangible	568	568
Goodwill	391	391
Intangible asset – trade name	130	130
Total	$6,164	$8,956

8. Line of Credit, Mortgage Payable, and Churchill Facility

Wells Fargo Margin Line of Credit

During the year ended December 31, 2020, the Company established a margin loan account at Wells Fargo Advisors that is secured by the Company’s portfolio of short-term securities. The credit line bears interest at a rate equal to 1.75% below the prime rate. During the second quarter of 2024, the Company sold all of its investment securities that collateralized the line of credit. As such, the balance of the line of credit as of December 31, 2024, was $0. At December 31, 2023, the total outstanding balance on the Wells Fargo credit line was $26.8 million.

Line of Credit – Needham Bank

On March 2, 2023, the Company entered into a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (“Needham”) for the lenders party thereto (the “Lenders”) with respect to a $45 million revolving credit facility (the “Needham Credit Facility”). Under the Credit Agreement, the Company also had the right to request an increase in the size of the Needham Credit Facility up to $75 million, subject to certain conditions, including the approval of the Lenders. As of September 8, 2023, the Needham Credit Facility was increased to $65 million.

As of December 31, 2024 and December 31, 2023, the total outstanding principal balance on the Needham Credit Facility was $40.0 million and $35.0 million, respectively, with an interest rate of 7.25% and 8.25%, respectively.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all of the Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility (as defined below). The Needham Credit Facility expires March 2, 2026, but the Company has a right to extend the term for one year upon the consent of Needham and the Lenders, which consent cannot be unreasonably withheld, and so long as it is not in default and satisfies certain other conditions. All outstanding revolving loans and accrued but unpaid interest is due and payable on the expiration date. The Company may terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to Needham at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires the Company to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of not less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10 million; and (C) an asset coverage ratio of at least 150%.

As of December 31, 2024, the Company was not in compliance with the debt service coverage ratio covenant described above.

On March 20, 2025, we terminated our existing Needham Credit Facility and replaced it with a new Credit Facility with Needham. Except as described below, the new Credit Facility is identical to the old Credit Facility in all material respects:

●	First, under the new agreement the borrower is SN Holdings LLC, a Connecticut limited liability company formed and wholly owned by Sachem Capital Corp. for the sole purpose of acting as the borrower under the new agreement. Sachem Capital Corp. is the guarantor of all SN Holdings’ obligations under the new agreement.
●	Second, SN Holdings, in its capacity as borrower, granted Needham a lien on all its assets. SN Holdings is required to maintain assets equal to 2 times of the outstanding balance on the new credit facility. In addition, SN Holdings is required to collaterally assign to Needham mortgage loans having an outstanding principal balance in an amount no less than the greater of (i) $30 million and (ii) the aggregate principal outstanding principal balance on the facility.
●	Third, Sachem Capital Corp., in its capacity as guarantor, agreed to grant Needham a blanket lien on all its assets. However, Needham is required to release its lien at Sachem’s request to facilitate other financing at the Sachem Capital Corp. and subsidiaries level.
●	Fourth, the size of the new credit facility is a committed facility of up $50 million, subject to borrowing base limitations and facility covenant compliance.
●	Fifth, the new Needham Credit Facility retained the same maturity of March 2, 2026 as original term with the option to extend one year provided we are in compliance with all the covenants and other terms and conditions of the new Needham Credit Facility.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simultaneously with the execution and delivery of the Credit, Security and Guaranty Agreement, dated as of March 20, 2025, among SN Holdings, Sachem and Needham, which governs the new Credit Facility, Sachem Capital Corp. repaid the entire outstanding balance on the old credit facility, $39.6 million, and SN Holdings drew $36.1 million on the new credit facility, reducing our outstanding indebtedness by $3.5 million. As of March 20, 2025, the Company was no longer in violation of any Credit Facility covenants.

Mortgage Payable

In 2021, the Company obtained a $1.4 million adjustable-rate mortgage loan from New Haven Bank (the “Old NHB Mortgage”) of which $750,000 was funded at closing to reimburse the Company for out-of-pocket costs relating to the acquisition of the property located at 568 East Main Street, Branford, Connecticut, which now serves as the Company’s headquarters. The Old NHB Mortgage accrued interest at an initial rate of 3.75% per annum for the first 72 months and was due and payable in full on December 1, 2037. The Old NHB Mortgage was a non-recourse loan, secured by a first mortgage lien on the Company’s prior headquarters, which was located at 698 Main Street, Branford, Connecticut and the property located at 568 East Main Street, Branford, Connecticut.

On February 28, 2023, the Company refinanced the Old NHB Mortgage with an adjustable-rate mortgage loan from New Haven Bank (the “NHB Mortgage”) in the original principal amount of $1.66 million. The loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028, and March 1, 2033, to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023, and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the loan are amortized based on a 20-year amortization schedule. Over the next five years, the Company is scheduled to make principal payments ranging from $47,000 to $59,000 annually, with the remaining balance due thereafter. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The loan is a non-recourse obligation, secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

As of December 31, 2024 and 2023, the total outstanding principal balance on the NHB Mortgage was $1.0 million and $1.1 million, respectively.

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Churchill Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other factors. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR (which replaced the 90-day LIBOR) plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of December 31, 2024 and 2023, the effective interest rate charged under the facility was 8.69% and 9.47%, respectively.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the outstanding balances under the Churchill Facility agreement:

	December 31, 2024		December 31, 2023
	Total		Total
(in thousands)	Outstanding	Rate	Outstanding	Rate
Repurchase Agreement	$33,708	8.69%	$26,461	9.47%
Total	$33,708		$26,461

The following table summarizes loans held for investment pledged as collateral under the Churchill Facility agreement:

	December 31, 2024		December 31, 2023
	Total Carrying Value		Total Carrying Value
(in thousands)	Loans Pledged	Number of Loans	Loans Pledged	Number of Loans
Loans held for investment sold under the repurchase agreement	$66,365	17	$50,635	14
Total	$66,365		$50,635

The following table summarizes the contractual maturities for loans held for investment sold under the repurchase agreement:

	December 31, 2024	December 31, 2023

	(in thousands)
Maturing within 1 year	$56,050	$33,389
After 1 but within 2 years	10,315	17,246
Total	$66,365	$50,635

The NHB Mortgage and the Churchill Facility contain cross-default provisions.

9. Unsecured Notes Payable

At December 31, 2024, the Company had an aggregate of $230.2 million of unsecured, unsubordinated notes payable outstanding, net of $3.7 million of deferred financing costs (collectively, the “Notes”).

(i)Notes having an aggregate principal amount of $56.4 million bearing interest at 7.75% per annum and maturing September 30, 2025 (the “September 2025 Notes”);
(ii)Notes having an aggregate principal amount of $51.8 million bearing interest at 6.0% per annum and maturing December 30, 2026 (the “December 2026 Notes”);
(iii)Notes having an aggregate principal amount of $51.9 million bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”);
(iv)Notes having an aggregate principal amount of $30.0 million bearing interest at 7.125% per annum and maturing June 30, 2027 (the “June 2027 Notes”); and
(v)Notes having an aggregate principal amount of $40.3 million bearing interest at 8.00% per annum and maturing September 30, 2027 (the “September 2027 Notes”).

The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCC,” “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par except for the last tranche of the September 2025 notes, in the original principal amount of $28 million, which were issued at $24.75 each. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, all the Notes are callable at any time.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the future principal payments on the notes payable as of December 31, 2024:

Years ending December 31,	Amount
(in thousands)
2025	$56,364
2026	51,750
2027	122,125
Total principal payments	230,239
Deferred financing costs	(3,713)
Total notes payable, net of deferred financing costs	$226,526

The estimated amortization of the deferred financing costs as of December 31, 2024 is as follows:

Years ending December 31,	Amount
(in thousands)
2025	$1,808
2026	1,410
2027	495
Total deferred costs	$3,713

10. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include the following:

	December 31, 2024	December 31, 2023

	(in thousands)
Accounts payable and accrued expenses	$2,928	$1,331
Allowance for credit losses on unfunded commitments	924	509
Accrued interest	525	482
Total	$4,377	$2,322

11. Fee Income from Loans

For the years ended December 31, 2024 and 2023, fee income from loans consists of the following:

	Year Ended
	December 31,
	2024	2023

	(in thousands)
Origination and modification fees	$5,088	$5,941
Extension fees	990	1,236
Late and other fees	331	719
Processing fees	96	121
Construction servicing fees	457	1,015
Legal fees	250	432
Other fees	1,382	1,235
Total	$8,594	$10,699

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

Unfunded Commitments

At December 31, 2024, the Company had future funding obligations on loans held for investment totaling $49.9 million and obligations relating to investments in limited liability companies totaling $4.4 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities. The Company’s unfunded commitments are subject to allowances under the scope of CECL, see Note 4 – Loans and Allowance for Credit Losses for further details.

Litigation

The Company is subject to various pending and threatened legal proceedings or other matters arising out of the normal conduct of business in which claims for monetary damages are asserted. As of the date of this report, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of losses for matters where an exposure is not currently estimable or considered probable is not believed to be material in the aggregate. This is based on information currently available to the Company and involves elements of judgment and significant uncertainties. While the Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause the Company to incur additional expenses, which could be significant, and possibly material, to the Company’s results of operations in any future period.

Other

In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At December 31, 2024, there were two such properties. The unpaid principal balance on the properties that are subject to these proceedings was $1.9 million.

13. Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs, are the same as those applicable to loans made to unrelated third parties in the portfolio. As of December 31, 2024, and 2023, loans to known shareholders totaled $17.2 million and $25.6 million, respectively, which is included in loans held for investment, net in the Company’s accompanying consolidated balance sheets. Of the $17.2 million and $25.6 million loans to known shareholders as of December 31, 2024, and 2023, $17.0 million and $25.0 million, respectively, related to Mod 21, LLC, which is a wholly owned entity of the Company’s Senior Vice President of Asset Management and Vice President of Asset Management. All of such loans are performing, and interest income earned on all related party loans for the years ended December 31, 2024 and 2023 totaled $1.4 million and $2.4 million, respectively.

In December 2021, the Company hired the daughter of the Company’s Chief Executive Officer to perform certain internal audit and compliance services. For the years ended December 31, 2024 and 2023, she received compensation of $0.2 million and $0.2 million, respectively.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in securities, investments in limited liability companies, and mortgage loans.

The Company maintains its cash and cash equivalents with various financial institutions. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per depositor.

Concentrations of credit risk related to loans geographical location and property type may be affected by changes in economic or other conditions of the particular geographic area or particular asset type that collateralize the Company’s mortgage loans. For further details see Note 4 – Loans and Allowances for Credit Losses.

Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 – Loans and Allowance for Credit Losses.

15. Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of December 31, 2024 was 781,262. The number of shares issuable to any one individual in a plan year is also limited to 100,000 shares, subject to adjustment as provided for in the Plan.

The table below summarizes the Company’s awards granted, forfeited, or vested under the 2016 Plan during the years ended December 31, 2024 and 2023:

	Restricted Stock
		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested shares at December 31, 2022	189,596	$4.94
Granted	196,056	3.87
Vested	(157,483)	4.50
Forfeited	(5,333)	3.54
Unvested shares at December 31, 2023	222,836	3.74
Granted	212,857	3.86
Vested	(195,071)	4.39
Forfeited	(333)	2.56
Unvested shares at December 31, 2024	240,289	$1.35

During the years ended December 31, 2024 and 2023, the Company granted an aggregate of 212,857 and 196,056, respectively, of restricted Common Shares under the Plan, including restricted Common Shares granted to the Company’s Chief Executive Officer (see Note 12). The fair value of each block of shares at the time of grant was approximately $0.8 million.

With respect to the restricted Common Shares granted during the year ended December 31, 2024, (i) 33,666 shares vested on May 9, 2024; (ii) 37,285 shares vested on January 1, 2025; (iii) 33,667 shares will vest on May 1, 2025, and 2026, respectively; and (iv) 37,286 shares will vest on January 1, 2026 and 2027, respectively.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation for the years ended December 31, 2024 and 2023, was $0.9 million and $0.8 million, respectively. As of December 31, 2024, there was unrecognized stock-based compensation expense of $0.7 million. Additionally, during the years ended December 31, 2024 and 2023, the Company had 333 and 5,333, respectively, of unvested restricted Common Shares forfeited to the Company as a result of the ending of the relationship with former employees.

Employee Benefits

On April 16, 2018, the Board approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees who meet the participation criteria are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the years ended December 31, 2024, and 2023, the 401(k) Plan expense was $0.1 million and $0.2 million, respectively, and is included under Compensation and employee benefits in the Consolidated Statements of Operations.

16. Equity

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75.0 million of its Common Shares and shares of its Series A Preferred Stock (as defined in Note 18 below) with an aggregate liquidation preference of up to $25.0 million in an “at-the market” offering, which terminated in February 2025 by its own terms (the “ATM Offering”). On June 17, 2024, the Company filed a new prospectus supplement (the “New Prospectus Supplement”) which modified the ATM Offering by reducing the amount of Common Shares the Company may offer and sell to up to an aggregate of $48.7 million, including the Common Shares the Company has already sold in the ATM Offering prior to the date of the New Prospectus Supplement. All the other terms of the ATM Offering remained the same.

During the year ended December 31, 2024, the Company sold 568,711 Common Shares with gross proceeds of $2.1 million and sold an aggregate of 276,825 shares of Series A Preferred Stock having an aggregate liquidation preference of $6.9 million, realizing gross proceeds of $5.8 million (representing a discount of 15.9% from the liquidation preference). The Company’s issuance costs for both Common Shares and Series A Preferred Stock shares sold during the year ended December 31, 2024 were $0.1 million. During the year ended December 31, 2023, the Company sold an aggregate of 126,923 shares of Series A Preferred Stock having an aggregate liquidation preference of $3.2 million, realizing gross proceeds of $2.6 million (representing a discount of 17.6% from the liquidation preference) and an aggregate of 5,546,891 Common Shares, realizing net proceeds of $20.5 million. At December 31, 2024, $49.9 million of Common Shares and shares of Series A Preferred Stock having a liquidation preference of $16.6 million were available for future sale under the ongoing “at-the market” offering. In February 2025, the ATM Offering terminated by its own terms.

In October 2022, the Board adopted a stock repurchase plan (the “Original Repurchase Plan”), pursuant to which the Company may repurchase up to an aggregate of $7.5 million of its Common Shares. Under the Original Repurchase Plan, share repurchases were made from time to time on the open market at prevailing market prices or in negotiated transactions off the market in accordance with applicable federal securities laws, including Rule 10b-18 and 10b5-1 of the Exchange Act. The Original Repurchase Plan expired on October 9, 2024.

Effective on October 10, 2024, the Board replaced the Original Repurchase Plan with a new stock repurchase plan (the “New Repurchase Plan”). Under the New Repurchase Plan, the Company may repurchase up to an aggregate of $5,802,959 (the amount remaining under the Original Purchase Plan) of Common Shares and share repurchases will be made from time to time on the open market at prevailing market prices in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act.

During the years ended December 31, 2024 and 2023, the Company repurchased an aggregate of 581,745 and 71,000 Common Shares at a total cost of $1.5 million and $0.2 million, respectively.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Limited Liability Company Investments

The following table details the carrying value of each investment reflected on our consolidated balance sheets as of December 31, 2024:

	Ownership	Carrying
Investment	Percentage	Value
		(in thousands )
Shem Creek Capital Fund V LLC	7.6%	$1,143
Shem Creek Capital Fund VI LLC	9.9%	4,290
Shem Creek Capital Fund VII LLC	16.2%	3,598
Shem Creek Sachem V LLC	49.0%	2,569
Shem Creek Sachem VI LLC	45.9%	24,756
Shem Creek Sachem 100 LLC	100.0%	12,586
Shem Creek Capital, LLC	20.0%	2,500
Cordo CLT Investors LLC	7.2%	2,500
Total		$53,942

Shem Creek (“Shem”)

As of December 31, 2024, the Company had invested an aggregate of $51.4 million in seven limited liability companies (“LLC’s”) (all of which have elected to be taxed as partnerships). The Company’s interest in each of these entities is both “non-controlling” and lacks the ability for “significant influence” as considered under FASB ASC 810, 321 and 323. The Shem LLC’s are commercial real estate finance companies that provide first mortgage debt capital solutions to local and regional commercial multi-family real estate owners in the Northeastern United States. The Company has no management or voting rights in the operations of any of the Shem Creek LLC’s.

In September 2024, the Company acquired the seventh ownership interest, a 20% membership interest in Shem Creek Capital, LLC, the management company of all Shem Creek investment vehicles. At close, the Company paid $2.5 million in cash. The balance of the purchase price is due and payable on or before September 6, 2025. In February 2025, the Company paid the remaining $2.5 million in cash to complete the acquisition of the 20% membership interest. In addition, the Company has the right to acquire an additional 10% interest (increasing its stake to 30%) in two separate 5% options of $1.4 million and $1.5 million at any time prior to March 31, 2027. The Company has no management or voting rights of any significance in the operation of the entity, nor any board representation, but is allowed one of three investment committee members of Shem Creek Capital, LLC. The remaining two of three members of the investment committee is comprised of the two members who are also the sole manager of the Shem Creek Capital, LLC entity.

The Company accounts for the funds and the manager investments at the measurement alternative of at cost less impairment, adjusted for observable price changes, because the Company does not manage the fund or management entities in which it holds an interest. The Company has no control by contract or influence over operating and financial policies through member voting rights or deemed to have significant influence over the investments, even though FASB ASC 323-10-30-299-1 would presume such based on membership percentage owned levels being greater than 3 – 5%. The Company has assessed FASB ASC 321, 323 and 810 and has concluded that Predominant Evidence to the Contrary does exist in accordance with FASB ASC 323-10-15-10 based on full context and operations of all the individual LLC operating agreements. The Company’s withdrawal from each limited liability company may only be granted by the manager of Shem.

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2024 and 2023, the Shem investments generated $5.1 million and $3.5 million, respectively, of income for the Company.

At December 31, 2024, the Company had unfunded commitments totaling $4.4 million in the Shem entities.

Cordo CLT Investors LLC

In September 2024, the Company, through its wholly owned subsidiary Urbane Capital, LLC, initially acquired a 21.6% interest in Cordo CLT Investors LLC for one time contribution of $2.5 million. As the remainder of committed common member equity is received by Cordo CLT Investors LLC, the Company’s membership interest will decline to an expected 7.2% of total, but as of December 31, 2024, the Company was 11.33% of total. This entity was formed for the sole purpose of developing a commercial multifamily property in Charlotte, North Carolina. The Company anticipates the project to be completed by the end of 2026. The Company also accounts for this member investment at FASB ASC 321 measurement alternative at cost, less impairment, because the Company does not manage the entity in which it holds an interest and has no contractual control, voting powers or significant influence over the entity’s operating and financial policies of any kind by contract of the operating agreement.

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

SACHEM CAPITAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Subsequent Events

The Company evaluated subsequent events from January 1, 2025 until the financial statements were issued.

On February 24, 2025, the board of directors authorized and the Company declared a dividend of $0.484375 per share on the Company’s 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”) payable on March 31, 2025 to Series A Preferred shareholders of record on March 15, 2025. The payment represents the full amount of the dividend accruing from December 30, 2024 through and including March 29, 2025.

On March, 5, 2025, the Company’s board of directors authorized and declared a quarterly dividend of $0.05 per common share to be paid to shareholders of record as of the close of trading on the NYSE American on March 17, 2025. The dividend is payable on March 31, 2025.

On March 10, 2025, the Company’s Compensation Committee authorized (i) a grant of 420,168 restricted Common Shares to John L. Villano, which shares had a fair market value on the date of grant of approximately $0.5 million; and (ii) a one-time bonus grant of 20,000 restricted Common Shares to each of the Company’s non-employee directors, Arthur Goldberg, Brian Prinz, Leslie Bernhard and Jeffery Walraven. Each of the Company’s non-employee directors, with the except for Mr. Walraven, also had the option, at his or her election, to receive the fair market value equivalent of his or her grant in a lump sum cash payment of $23,800. An aggregate of 60,000 restricted Common Shares were granted to the Company’s non-employee directors, which shares had an aggregate fair market value on the date of grant of approximately $71,400. Ms. Bernhard elected to receive the lump sum cash payment.

The Company identified subsequent to the above March 10, 2025 action of the Company’s Compensation Committee regarding authorization of issuance of 420,168 share of restricted stock to John L. Villano under the effective 2016 Equity Compensation Plan that it had over authorized on the total issuance by 320,168 shares. The over issuance is a result of a specified limitation in the Plan that no more than 100,000 shares of restricted Common Shares may be made subject to awards to a single individual in a single plan year, subject to adjustments as provided. No identified adjustment provisions were deemed applicable. In result of this identification it was also determined that in calendar 2023 and 2024 there were additional similar over issuances of 30,890 and 11,857, respectively. In total there were 362,915 restricted shares which have been issued in excess of Plan limitations, all of which still remain unvested and restricted. No other plan years have identified any additional over issuances. In an immediate full and in excess of necessary remediation of this matter on March 25, 2025 John L. Villano voluntarily forfeited the 420,168 shares that were granted on March 10, 2025.

See the Needham Credit Facility subsequent event as disclosed in Note 8 – Line of Credit, Mortgage Payable, and Churchill Facility.