Form 10-Q
period 2025-03-31
Sachem Capital Corp.
filed 2025-05-01
CIK 1682220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, the Issuer had a total of 47,310,139 Common Shares, $0.001 par value per share, outstanding.

SACHEM CAPITAL CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) for the three month period ended March 31, 2025 includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, some of which are described in our 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I.        FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

SACHEM CAPITAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$24,414	$18,066
Investment securities (at fair value)	1,392	1,517
Loans held for investment (net of deferred loan fees of $2,225 and $1,950)	365,635	375,041
Allowance for credit losses	(18,122)	(18,470)
Loans held for investment, net	347,513	356,571
Loans held for sale (net of valuation allowance of $4,876 and $4,880)	10,974	10,970
Interest and fees receivable (net of allowance of $2,981 and $3,133)	4,281	3,768
Due from borrowers (net of allowance of $1,956 and $1,135)	4,413	5,150
Real estate owned, net	18,865	18,574
Investments in limited liability companies	53,935	53,942
Investments in developmental real estate, net	16,432	14,032
Property and equipment, net	3,209	3,222
Other assets	5,967	6,164
Total assets	$491,395	$491,976

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $3,232 and $3,713)	$227,007	$226,526
Repurchase agreements	41,519	33,708
Mortgage payable	981	1,002
Lines of credit	36,100	40,000
Accounts payable and accrued liabilities	2,705	4,377
Advances from borrowers	3,079	4,047
Below market lease intangible	665	665
Total liabilities	312,056	310,325

Commitments and Contingencies - Note 13

Shareholders’ equity:
Preferred shares - $0.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 2,306,748 shares of Series A Preferred Stock issued and outstanding at March 31, 2025 and December 31, 2024	2	2
Common Shares - $0.001 par value; 200,000,000 shares authorized; 47,310,139 and 46,965,306 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	47	47
Additional paid-in capital	257,220	256,956
Cumulative net earnings	36,422	35,518
Cumulative dividends paid	(114,352)	(110,872)
Total shareholders’ equity	179,339	181,651
Total liabilities and shareholders’ equity	$491,395	$491,976

The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Interest income from loans	$7,887	$12,641
Fee income from loans	1,425	2,616
Income from limited liability company investments	2,052	1,195
Other investment income	6	316
Other income	72	35
Total revenues	11,442	16,803

Operating expenses
Interest and amortization of deferred financing costs	6,094	7,469
Compensation and employee benefits	1,771	1,943
General and administrative expenses	1,355	1,239
Provision for credit losses related to loans held for investment	1,052	1,365
Change in valuation allowance related to loans held for sale	(4)	—
Loss on sale of real estate owned and property and equipment, net	—	11
Other expenses	145	503
Total operating expenses	10,413	12,530
Operating income	1,029	4,273

Other (loss) income, net
(Loss) gain on equity securities	(125)	397
Total other (loss) income, net	(125)	397
Net income	904	4,670
Preferred stock dividend	(1,117)	(1,022)
Net (loss) income attributable to common shareholders	$(213)	$3,648

Basic and diluted (loss) earnings per Common Share	$(0.00)	$0.08
Basic and diluted weighted average Common Shares outstanding	46,784,744	47,128,511

The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

(dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Net income	$904	$4,670
Other comprehensive income:
Reversal of losses from unrealized to realized	—	212
Unrealized holding losses on available for sale (“AFS”) securities	—	(337)
Comprehensive income	$904	$4,545
Preferred stock dividend	$(1,117)	$(1,022)
Total comprehensive (loss) income attributable to common shareholders	$(213)	$3,523

The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

(dollars in thousands, except share data)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Cumulative	Cumulative
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Net Earnings	Dividends Paid	Totals
Balance, January 1, 2025	2,306,748	$2	46,965,306	$47	$256,956	$—	$35,518	$(110,872)	$181,651

Stock-based compensation, less shares forfeited	—	—	344,833	—	264	—	—	—	264

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(1,117)	(1,117)

Dividends paid on Common Shares	—	—	—	—	—	—	—	(2,363)	(2,363)

Net income	—	—	—	—	—	—	904	—	904
Balance, March 31, 2025	2,306,748	$2	47,310,139	$47	$257,220	$—	$36,422	$(114,352)	$179,339

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
						Accumulated
					Additional	Other
	Preferred Shares		Common Shares		Paid in	Comprehensive	Cumulative	Cumulative
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Net Earnings	Dividends Paid	Totals
Balance, January 1, 2024	2,029,923	$2	46,765,483	$47	$249,826	$316	$75,089	$(95,204)	$230,076

Issuance of Series A Preferred Stock, net of expenses	79,034	—	—	—	1,556	—	—	—	1,556

Issuance of Common Shares, net of expenses	—	—	568,711	—	2,049	—	—	—	2,049

Stock-based compensation	—	—	111,857	—	239	—	—	—	239

Reversal of losses from unrealized to realized	—	—	—	—	—	212	—	—	212

Unrealized holding losses on AFS securities	—	—	—	—	—	(337)	—	—	(337)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(1,022)	(1,022)

Net income	—	—	—	—	—	—	4,670	—	4,670
Balance, March 31, 2024	2,108,957	$2	47,446,051	$47	$253,670	$191	$79,759	$(96,226)	$237,443

The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$904	$4,670
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	545	624
Depreciation expense	92	94
Stock-based compensation	264	239
Provision for credit losses related to loans held for investment	1,052	1,365
Change in valuation allowance related to loans held for sale	(4)	—
Loss on sale of real estate owned and property and equipment, net	—	11
Loss (gain) on equity securities	125	(397)
Change in deferred loan fees	275	(291)
Changes in operating assets and liabilities:
Interest and fees receivable, net	(361)	392
Other assets	133	(63)
Due from borrowers, net	(254)	(1,038)
Accounts payable and accrued liabilities	(1,612)	433
Advances from borrowers	(968)	(1,822)
Total adjustments and operating changes	(713)	(453)
NET CASH PROVIDED BY OPERATING ACTIVITIES	191	4,217

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	—	(7,725)
Proceeds from the sale of investment securities	—	7,128
Purchase of interests in limited liability companies	(4,223)	(3,186)
Proceeds from limited liability companies returns of capital	4,230	—
Proceeds from sale of real estate owned	89	121
Acquisitions of and improvements to real estate owned	—	(749)
Purchase of property and equipment	(41)	(14)
Improvements in investment in developmental real estate	(742)	—
Principal disbursements for loans	(41,308)	(42,654)
Principal collections on loans	47,742	51,398
NET CASH PROVIDED BY INVESTING ACTIVITIES	5,747	4,319

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	36,100	460
Repayments on lines of credit	(40,000)	(600)
Proceeds from repurchase agreements	11,693	—
Repayments of repurchase agreements	(3,882)	—
Repayment of mortgage payable	(21)	(20)
Dividends paid on Common Shares	(2,363)	(5,144)
Dividends paid on Series A Preferred Stock	(1,117)	(1,022)
Proceeds from issuance of Common Shares, net of expenses	—	2,049
Proceeds from issuance of Series A Preferred Stock, net of expenses	—	1,556
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	410	(2,721)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,348	5,815

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	18,066	12,598

CASH AND CASH EQUIVALENTS – END OF PERIOD	$24,414	$18,413

The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)

(dollars in thousands)

	Years Ended
	March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$5,760	$6,851
Real estate acquired in connection with foreclosure of certain mortgages	$410	$374
Developmental real estate acquired in settlement of loan held for investment	$1,696	$—
Loans originated from sale of real estate owned	$30	$—

The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

1.    The Company

Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company operates its business as one segment. The Company offers short-term (i.e., one to three years), secured, non-bank loans to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company makes opportunistic real estate purchases and investments apart from its lending activities.

2.    Significant Accounting Policies

The significant accounting policies of the Company, unless further updated below, are consistent with those disclosed in Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 31, 2025.

Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. However, in the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K. The balance sheet information as of December 31, 2024 is derived from audited financial statements, but does not include all disclosures required by GAAP. Results of operations for the three month period ended March 31, 2025, is not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.

Basis of Presentation and Principles of Consolidation

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases the use of estimates on (a) various assumptions that consider prior reporting results, (b) the Company’s projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for current expected credit losses, loans held for sale at fair value and real estate owned.

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

On March 20, 2025, the Company formed SN Holdings LLC (“SN Holdings”), a wholly owned subsidiary of the Company, for the sole purpose of acting as the borrower under a new revolving credit facility with Needham Bank (the “2025 Needham Credit Facility”). Simultaneously with the execution of the new facility, the Company terminated and repaid in full the outstanding balance under its previous facility with Needham Bank.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

SN Holdings is a variable interest entity (“VIE”) under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation, as it was established with insufficient equity at risk and does not have independent operations apart from the parent company. The Company has determined that it is the primary beneficiary of SN Holdings because it has both (i) the power to direct the activities that most significantly impact SN Holdings’ economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to SN Holdings, primarily through its role as the guarantor of the 2025 Needham Credit Facility and through its ability to direct all operational and financing decisions. Accordingly, SN Holdings has been consolidated in the Company’s financial statements.

As of March 31, 2025, SN Holdings had total assets of $83.5 million and total liabilities of $36.1 million, consisting primarily of collateralized mortgage loans and borrowings under the 2025 Needham Credit Facility. The assets of SN Holdings can only be used to settle obligations of SN Holdings and are not available to the Company or its creditors, other than as permitted under the intercompany guaranty and lien release provisions of the Credit Agreement.

3.    Fair Value Measurement

The following table illustrates assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement
(in thousands)	March 31, 2025	December 31, 2024
Level 1
Investment securities	$1,392	$1,517
Level 3
Loans held for sale, net	10,974	10,970

The following table illustrates assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurement
(in thousands)	March 31, 2025	December 31, 2024
Level 3
Individually evaluated loans, net of allowance for credit losses	$83,415	$80,757
Real estate owned, net	18,865	18,574

There were no nonrecurring fair value adjustments to the above assets for the three months ended March 31, 2025.

Carrying amounts and fair values of financial instruments at March 31, 2025 and December 31, 2024:

	Carrying Amount		Fair Value Measurement
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Level 1
Cash and cash equivalents	$24,414	$18,066	$24,414	$18,066
Notes payable (listed) – fixed rate debt	230,239	230,239	194,802	194,810
Investment securities	1,392	1,517	1,392	1,517
Level 2
Lines of credit and repurchase agreements – variable rate debt	77,619	73,708	77,619	73,708
Level 3
Loans held for investment, net	347,513	356,571	347,513	356,571
Loans held for sale, net	10,974	10,970	10,974	10,970
Interest and fees receivable and due from borrowers	8,694	8,918	8,694	8,918
Investments in limited liability companies	53,935	53,942	53,935	53,942
Advances from borrowers	3,079	4,047	3,079	4,047
Mortgage payable	981	1,002	981	1,002

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Impact of Fair Value of Available-for-sale Securities on Other Comprehensive Income

The following table presents the impact of the Company’s AFS securities - debt securities on its Other Comprehensive Income (“OCI”) for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
OCI from AFS securities – debt securities:
Unrealized gain on debt securities at beginning of period	$—	$316
Reversal of losses from unrealized to realized	—	212
Unrealized holding losses on AFS securities	—	(337)
Change in OCI from AFS debt securities	—	(125)
Balance at end of period	$—	$191

As of March 31, 2025 and December 31, 2024, the Company held no debt securities.

4.    Loans and Allowance for Credit Losses

Loans include loans held for investment that are accounted for at amortized cost net of allowance for credit losses and loans held for sale that are accounted for at the lower of cost or market net of a valuation allowance. The classification for a loan is based on management’s strategy for the loan.

Loans held for investment

As of March 31, 2025 and December 31, 2024, the Company had 143 and 157 loans held for investment, respectively.

As of March 31, 2025 and December 31, 2024, the Company had direct reserves on outstanding principal for loans held for investment of $13.1 million and $13.3 million, respectively.

Loans held for sale

The Company offers mortgage notes receivable to be sold in real estate capital markets. The Company does not originate loans with the intent to designate them as loans held for sale. As of both March 31, 2025 and December 31, 2024, the Company maintained eleven loans held for sale with a gross outstanding principal balance of $15.9 million, of which had an aggregate valuation allowance of $4.9 million in connection with pricing based on lower of cost or market. As of both March 31, 2025 and December 31, 2024, such loans were on nonaccrual status and in pending/pre-foreclosure.

Loan portfolio

As of March 31, 2025 and December 31, 2024, loans held for investment on nonaccrual status had an outstanding principal balance of $107.6 million and $87.0 million, respectively. The nonaccrual loans are inclusive of loans pending foreclosure and loans held for sale. Interest income recorded on nonaccrual loans due to payments received for the three months ended March 31, 2024 was $0.3 million, while such income for the three months ended March 31, 2025 was nominal. The below table summarizes the Company’s loan portfolio by the past due status:

	Loans held for investment
(in thousands)	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total
As of March 31, 2025	$220,538	$37,617	$2,114	$107,591	$367,860
As of December 31, 2024	$223,513	$49,460	$16,936	$87,082	$376,991

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

As of March 31, 2025, the Company’s mortgage loan portfolio includes loans ranging in size of $0.03 million up to $37.9 million with stated interest rates ranging from 6.5% to 15.0%. The default interest rate is generally 18.0% but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.

As of March 31, 2025 and December 31, 2024, the Company had one borrower representing 13.6% and 14.0% of the outstanding mortgage loan portfolio, or $50.0 million and $55.0 million, respectively.

Deferred loan fees

As of March 31, 2025 and December 31, 2024, the Company had $2.2 million and $2.0 million of deferred loan fee revenue relating to loans held for investment, respectively. There were no such deferred fees for loans held for sale as of March 31, 2025 and December 31, 2024.

Allowance for credit losses

The below table represents the financial statement line items that are impacted by the allowance for credit losses for the three months ended March 31, 2025:

	Balance as of	Provision for (recovery of) credit		Balance as of
	December 31, 2024	losses related to loans	Charge-offs	March 31, 2025

	(in thousands)
Loans	$18,470	$273	$(621)	$18,122
Interest and fees receivable	3,133	(152)	—	2,981
Due from borrower	1,135	991	(170)	1,956
Unfunded commitments	924	(60)	—	864
Total allowance for credit losses	$23,662	$1,052	$(791)	$23,923

The following table summarizes the activity in the loans held for investment allowance for credit losses by geographic location for the three months ended March 31, 2025:

		Provision for		Allowance for credit losses
	Allowance for credit losses as of	(recovery of) credit losses		as of March 31,
	December 31, 2024	related to loans	Charge-offs	2025
(in thousands)
New England	$12,844	$34	$—	$12,878
Mid-Atlantic	1,857	7	—	1,864
South	1,802	279	(621)	1,460
West	1,967	(47)	—	1,920
Total	$18,470	$273	$(621)	$18,122

The following table presents charge-offs by fiscal year of origination for the three months ended March 31, 2025:

	2025	2024	2023	2022	2021	Prior	Total
(in thousands)
Current period charge-offs	$—	$134	$—	$487	$—	$—	$621
Total	$—	$134	$—	$487	$—	$—	$621

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Presented below is the Company’s loans held for investment portfolio by geographical location:

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
New England	$175,759	47.8%	$179,421	47.6%
Mid-Atlantic	42,128	11.5%	42,304	11.2%
South	145,872	39.7%	151,165	40.1%
West	4,101	1.1%	4,101	1.1%
Total	$367,860	100.0%	$376,991	100.0%

The following tables allocate the carrying value of the Company’s loan portfolio based on credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	March 31, 2025	Year Originated (1)
	Carrying
FICO Score (2)(in thousands)	Value	2025	2024	2023	2022	2021	Prior
Loans held for investment:
Under 500	$140	$—	$140	$—	$—	$—	$—
501-550	2,855	—	—	—	—	1,055	1,800
551-600	4,924	—	1,222	290	—	1,816	1,596
601-650	27,774	2,338	7,175	1,663	1,795	7,411	7,392
651-700	35,300	—	3,938	6,861	11,669	11,502	1,330
701-750	181,430	17,447	5,975	36,480	25,909	92,767	2,852
751-800	109,070	5,604	25,952	31,740	28,535	17,239	—
801-850	6,367	977	—	1,146	4,244	—	—
Total	$367,860	$26,366	$44,402	$78,180	$72,152	$131,790	$14,970

	December 31, 2024	Year Originated (1)
	Carrying
FICO Score (2)(in thousands)	Value	2024	2023	2022	2021	2020	Prior
Loans held for investment:
Under 500	$140	$140	$—	$—	$—	$—	$—
501-550	2,860	—	—	—	1,060	—	1,800
551-600	7,094	1,222	290	2,170	1,816	636	960
601-650	28,779	8,432	3,347	1,798	7,411	6,149	1,642
651-700	35,711	4,250	7,177	10,302	12,079	660	1,243
701-750	159,575	6,275	40,459	11,982	97,980	1,023	1,856
751-800	124,599	26,465	32,016	36,280	28,427	1,411	—
801-850	18,233	—	415	17,818	—	—	—
Total	$376,991	$46,784	$83,704	$80,350	$148,773	$9,879	$7,501
(1)	Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)	The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Loan modifications made to borrowers experiencing financial difficulty

The tables below presents loan modifications during the period made to borrowers experiencing financial difficulty:

	Three Months Ended March 31, 2025
		% of Total
		Carrying Value of
(in thousands)	Carrying Value	Loans held for investment, net	Financial Effect
Term extension	$23,992	6.2%	A weighted average of 6.7 months were added to the life of the loans

The Company monitors the performance of loans modified during the period to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified in the last 12 months to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

	Three Months Ended March 31, 2025
(in thousands)	Current	90-119 days past due	120+ days past due	Total
Term extension	$23,922	$—	$—	$23,992

The Company has committed to lend additional amounts totaling approximately $0.8 million to borrowers experiencing financial difficulty. Of the loans that were modified that experienced financial difficulties during the three months ended March 31, 2025, no loans defaulted within the three months of the modification. Of the loans that were modified that experienced financial difficulties during the period, one loan with an outstanding principal balance of $0.6 million experienced a rate decrease due to the modification. The change in the rate was taking the loan off default rate.

5. Investment in Developmental Real Estate, net

As of March 31, 2025 and December 31, 2024, investment in developmental real estate, net consisted of the following:

			Investment in Rental
March 31, 2025	Cost	Accumulated Depreciation	Real Estate, Net

	(in thousands)
Land	$6,453	$—	$6,453
Building	4,936	(185)	4,751
Site improvements	359	(36)	323
Tenant improvements	1,264	(1)	1,263
Construction in progress	3,642	—	3,642
Total	$16,654	$(222)	$16,432

			Investment in Rental
December 31, 2024	Cost	Accumulated Depreciation	Real Estate, Net

	(in thousands)
Land	$4,557	$—	$4,557
Building	4,936	(154)	4,782
Site improvements	359	(30)	329
Tenant improvements	1,223	—	1,223
Construction in progress	3,141	—	3,141
Total	$14,216	$(184)	$14,032

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

For the three months ended March 31, 2025 and 2024, depreciation and amortization related to the asset was $0.1 million and $0.1 million, respectively, which is presented in other expenses on the Company’s condensed consolidated statements of operations. Tenant improvements and other intangibles associated with the tenant have begun amortizing in connection with the commencement of the lease that occurred in February 2025. The amounts of amortized costs were nominal for the three months ended March 31, 2025.

Additionally, the Company leases space to a tenant under an operating lease. The lease provides for the payment of fixed base rent payable monthly in advance and periodic step-ups in rent over the term of the lease and a pass through to tenants their share of increases in real estate taxes and operating expenses over a base year. The lease also provides for free rent and a tenant improvement allowance of $2.7 million. The lease commenced February 2025 with a cash rent abatement period of 425 days.

As of March 31, 2025, future minimum rents under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount
(in thousands)
2025 (remaining nine months)	$—
2026	936
2027	1,267
2028	1,292
2029	1,318
Thereafter	8,852
Total	$13,665

As of March 31, 2025, estimated annual amortization of acquired below-market lease intangible is as follows:

Years Ending December 31,	Amount
(in thousands)
2025 (remaining nine months)	$66
2026	66
2027	66
2028	66
2029	66
Thereafter	335
Total	$665

As of March 31, 2025, estimated annual amortization of acquired in-place lease intangible is as follows:

Years Ending December 31,	Amount
(in thousands)
2025 (remaining nine months)	$57
2026	57
2027	57
2028	57
2029	57
Thereafter	283
Total	$568

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

As of March 31, 2025, estimated annual amortization of deferred leasing costs is as follows:

Years Ending December 31,	Amount
(in thousands)
2025 (remaining nine months)	$39
2026	39
2027	39
2028	39
2029	39
Thereafter	192
Total	$387

6.    Real Estate Owned (“REO”)

Property acquired through foreclosure are included on the condensed consolidated balance sheets as real estate owned and further categorized as held for sale or held for rental, described in detail below.

As of March 31, 2025 and December 31, 2024, real estate owned, net totaled $18.9 million and $18.6 million, respectively. During the three months ended March 31, 2025, the Company’s real estate owned portfolio recorded no impairment loss compared to an impairment loss of $0.5 million for the year ended December 31, 2024, which is considered a Level 3 non-recurring fair market value adjustment.

The following table presents the Company’s REO as of March 31, 2025 (in thousands):

March 31, 2025
(in thousands)
Real estate owned at the beginning of period	$18,574
Principal basis transferred to real estate owned	410
Proceeds from sale of real estate owned	(119)
Balance at end of period	$18,865

As of March 31, 2025, REO included $0.8 million of real estate held for rental and $18.1 million of real estate held for sale. As of December 31, 2024, REO included $0.8 million of real estate held for rental and $17.8 million of real estate held for sale.

Properties Held for Sale

During the three months ended March 31, 2025, the Company sold five properties held for sale and recognized a gain on sale that was nominal. During the three months ended March 31, 2024, the Company sold one property held for sale and recognized a gain on sale that was nominal. Such sales are included in, “Loss on sale of real estate owned and property and equipment, net” on the Company’s condensed consolidated Statements of Operations.

Properties Held for Rental

As of March 31, 2025 and December 31, 2024, one property, a commercial building, was held for rental. The tenant signed a 5-year lease that commenced on August 1, 2021.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

As of March 31, 2025, future minimum rents under this lease were as follows:

Years Ending December 31,	Amount
(in thousands)
2025 (remaining nine months)	$40
2026	31
Total	$71

7.   Property and Equipment, net

The following tables represent the Company’s property and equipment, net as of March 31, 2025 and December 31, 2024:

March 31, 2025	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,594	$(127)	$2,467
Land	255	—	255
Furniture and fixtures	308	(133)	175
Computer hardware and software	298	(253)	45
Vehicles	435	(168)	267
Total property and equipment, net	$3,890	$(681)	$3,209

December 31, 2024	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,557	$(110)	$2,447
Land	255	—	255
Furniture and fixtures	308	(117)	191
Computer hardware and software	295	(246)	49
Vehicles	435	(155)	280
Total property and equipment, net	$3,850	$(628)	$3,222

8.   Other Assets

As of March 31, 2025 and December 31, 2024, other assets consisted of the following:

	March 31, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$512	$575
Other receivables	1,618	1,793
Other assets	30	190
Notes receivable	2,130	2,130
Deferred financing costs, net	201	—
Deferred leasing cost	387	387
Leases in place intangible	568	568
Goodwill	391	391
Intangible asset – trade name	130	130
Total	$5,967	$6,164

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

9.    Lines of Credit, Mortgage Payable and Churchill Facility

Line of Credit – Needham Bank

The Company has maintained a Credit and Security Agreement (the “Credit Agreement”) with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (“Needham”) for the lenders party thereto (the “Lenders”) with respect to revolving credit facility (“Needham Credit Facility”) with commitments of $50.0 million and $65.0 million, subject to borrowing base limitations and covenant compliance, at March 31, 2025 and December 31, 2024, respectively.

On March 20, 2025, the Company entered into a new Credit Agreement with Needham Bank, replacing the prior Needham Credit Facility, which was fully repaid and terminated on the same date. The new facility matures on March 2, 2026, and includes an option to extend the term by one year upon satisfaction of certain conditions. Under the new agreement, SN Holdings LLC (“SN Holdings”), a wholly owned subsidiary of the Company, serves as the borrower, and the Company, Sachem Capital Corp., serves as guarantor of all obligations. The Needham Credit Facility is secured by a first priority lien on all the assets of SN Holdings, and includes a requirement that SN Holdings maintain assets equal to at least two times the outstanding principal balance under the facility. In addition, SN Holdings is required to collaterally assign to Needham Bank a portfolio of mortgage loans with an outstanding principal balance of no less than the greater of $30.0 million or the full drawn balance on the facility. The Company, as guarantor, has also granted Needham a blanket lien on substantially all of its assets, with the ability to request lien releases to facilitate other financings. The Needham Credit Facility, at the subsidiary borrower level, is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires SN Holdings to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of not less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents (at the consolidated guarantor level) and availability under the facility equal to or greater than $10 million; and (C) an Asset Coverage Ratio (as defined) of at least 150%.

As of March 31, 2025 and December 31, 2024, the total outstanding principal balances on the respective Needham Credit Facilities were $36.1 million and $40.0 million, respectively, with interest rates of 7.25% and 7.25%, respectively.

Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). Interest is paid monthly. All outstanding revolving loans and accrued but unpaid interest is due and payable on the expiration date. As of March 31, 2025, SN Holdings had $72.9 million of assets pledged to Needham.

The Company was in compliance with all facility covenants as of March 31, 2025.

Mortgage Payable – New Haven Bank

The Company has financed its headquarters property located at 568 East Main Street, Branford, Connecticut with New Haven Bank with an adjustable-rate first lien non-recourse mortgage loan in the original principal amount of $1.7 million (the “NHB Mortgage”). The loan accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028, and March 1, 2033, to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023, and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the loan are amortized based on a 20-year amortization schedule. Over the next five years, the Company is scheduled to make principal payments ranging from approximately $51,000 to $64,000 annually, with the remaining balance due thereafter. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038.

As of March 31, 2025 and December 31, 2024, the total outstanding principal balance on the NHB Mortgage was $1.0 million and $1.0 million, respectively.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Churchill MRA Funding I LLC Repurchase Financing Facility

On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Churchill Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other factors. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR (which replaced the 90-day LIBOR) plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of March 31, 2025 and December 31, 2024, the effective interest rate charged under the facility was 8.31% and 8.69%, respectively.

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

The following table summarizes the outstanding balances under the Churchill Facility agreement:

	March 31, 2025		December 31, 2024
	Total		Total
	Outstanding	Rate	Outstanding	Rate
	(in thousands)		(in thousands)
Repurchase Agreement	$41,519	8.31%	$33,708	8.69%
Total	$41,519		$33,708

The following table summarizes loans held for investment pledged as collateral under the Churchill Facility agreement:

	March 31, 2025		December 31, 2024
	Total Carrying Value		Total Carrying Value
	Loans Pledged	Number of Loans	Loans Pledged	Number of Loans
	(in thousands)		(in thousands)
Loans held for investment sold under the repurchase agreement	$87,746	21	$66,365	17
Total	$87,746		$66,365

The following table summarizes the contractual maturities for loans held for investment sold under the repurchase agreement:

	March 31, 2025	December 31, 2024

	(in thousands)
Maturing within 1 year	$84,670	$56,050
After 1 but within 2 years	3,076	10,315
Total	$87,746	$66,365

The NHB Mortgage and the Churchill Facility contain cross-default provisions.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

10.    Unsecured Notes Payable

At March 31, 2025, the Company had an aggregate of $230.2 million of unsecured, unsubordinated notes payable outstanding, net of $3.2 million of deferred financing costs (collectively, the “Notes”). At March 31, 2025, the Company had five series of Notes outstanding:

(i)	Notes having an aggregate principal amount of $56.4 million bearing interest at 7.75% per annum and maturing September 30, 2025 (the “September 2025 Notes”);
(ii)	Notes having an aggregate principal amount of $51.8 million bearing interest at 6.0% per annum and maturing December 30, 2026 (the “December 2026 Notes”);
(iii)	Notes having an aggregate principal amount of $51.9 million bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”);
(iv)	Notes having an aggregate principal amount of $30.0 million bearing interest at 7.125% per annum and maturing June 30, 2027 (the “June 2027 Notes”); and
(v)	Notes having an aggregate principal amount of $40.3 million bearing interest at 8.00% per annum and maturing September 30, 2027 (the “September 2027 Notes”).

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

The following are the future principal payments on the notes payable as of March 31, 2025:

Years ending December 31,	Amount
(in thousands)
2025 (remaining nine months)	$56,364
2026	51,750
2027	122,125
Total principal payments	$230,239
Deferred financing costs	(3,232)
Total notes payable, net of deferred financing costs	$227,007

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

The estimated amortization of the deferred financing costs as of March 31, 2025 is as follows:

Years ending December 31,	Amount
(in thousands)
2025 (remaining nine months)	$1,328
2026	1,410
2027	494
Total deferred costs	$3,232

11.   Accounts Payable and Accrued Liabilities

As of March 31, 2025 and December 31, 2024, accounts payable and accrued liabilities include the following:

	March 31, 2025	December 31, 2024

	(in thousands)
Accounts payable and accrued expenses	$1,544	$2,928
Allowance for credit losses on unfunded commitments	864	924
Accrued interest	297	525
Total	$2,705	$4,377

12.   Fee Income from Loans

For the three months ended March 31, 2025 and 2024, fee and other income consisted of the following:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Origination and modification fees	$780	$1,462
Extension fees	278	114
Late and other fees	79	283
Processing fees	21	35
Construction servicing fees	137	179
Legal fees	63	82
Other fees	67	461
Total	$1,425	$2,616

13.   Commitments and Contingencies

Unfunded Commitments

At March 31, 2025, the Company had future funding obligations on loans held for investment totaling $46.4 million and obligations relating to investments in limited liability companies totaling $4.8 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities. The Company’s unfunded commitments are subject to allowances under the scope of CECL, see Note 4 – Loans and Allowance for Credit Losses for further details.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

Litigation

The Company is subject to various pending and threatened legal proceedings or other matters arising out of the normal conduct of business in which claims for monetary damages are asserted. As of the date of this report, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters will be material to the Company’s consolidated financial position. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its condensed consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of losses for matters where an exposure is not currently estimable or considered probable is not believed to be material in the aggregate. This is based on information currently available to the Company and involves elements of judgment and significant uncertainties. While the Company does not believe that the outcome of pending or threatened litigation or other matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause the Company to incur additional expenses, which could be significant, and possibly material, to the Company’s results of operations in any future period.

Other

In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At March 31, 2025, there were two such properties. The unpaid principal balance on the properties that are subject to these proceedings was $1.9 million.

14.   Related Party Transactions

In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees, and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of March 31, 2025, and December 31, 2024, loans to known shareholders totaled $17.2 million and $17.2 million, respectively, which is included in loans held for investment, net in the Company’s accompanying condensed consolidated balance sheets. Of the $17.2 million and $17.2 million loans to known shareholders as of March 31, 2025 and December 31, 2024, respectively, $16.9 million and $17.0 million, respectively, related to Mod 21, LLC, which is a wholly owned entity of the Company’s Senior Vice President of Asset Management and Vice President of Asset Management. All such loans are performing and interest income earned on all related party loans for the three months ended March 31, 2025 and 2024 totaled $0.3 million and $0.6 million, respectively.

In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For the three months ended March 31, 2025 and 2024, she received compensation of $43,269 and $37,500, respectively.

15.   Stock-Based Compensation and Employee Benefits

Stock-Based Compensation

On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Compensation Committee. The maximum number of Common Shares reserved for the grant of awards under the Plan is 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of March 31, 2025 was 436,762. The number of shares issuable to any one individual in a plan year is also limited to 100,000 shares, subject to adjustment as provided for in the Plan.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

During the three months ended March 31, 2025 and 2024, the Company granted an aggregate of 767,668 and 111,857, respectively, restricted Common Shares under the Plan. Such shares during the three months ended March 31, 2025 and 2024 had a fair value of $0.9 million and $0.5 million, respectively. Of the 767,668 shares granted, 420,168 shares were forfeited immediately as discussed further below.

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

The Company identified subsequent to the above March 10, 2025 action of the Company’s Compensation Committee regarding authorization of issuance of 420,168 share of restricted stock to John L. Villano under the effective 2016 Equity Compensation Plan that it had over authorized on the total issuance by 320,168 shares. The over issuance is a result of a specified limitation in the Plan that no more than 100,000 shares of restricted Common Shares may be made subject to awards to a single individual in a single plan year, subject to adjustments as provided. No identified adjustment provisions were deemed applicable. In result of this identification it was also determined that in calendar 2023 and 2024 there were additional similar over issuances of 30,890 and 11,857, respectively. In total there were 362,915 restricted shares which have been issued in excess of Plan limitations, all of which still remain unvested and restricted. No other plan years have identified any additional over issuances. In an immediate full and in excess of necessary remediation of this matter on March 25, 2025, John L. Villano voluntarily forfeited the 420,168 shares that were granted on March 10, 2025.

Stock-based compensation for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively. As of March 31, 2025, there was unrecognized stock-based compensation expense of $0.9 million. Additionally, during the three months ended March 31, 2025, the Company had 2,667 of unvested restricted Common Shares forfeited to the Company as a result of the resignation of a former employee.

Employee Benefits

On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three months ended March 31, 2025 and 2024, the 401(k) Plan expense was $24,293 and $48,210, respectively, which is included within compensation, fees, and taxes in the accompanying condensed consolidated statements of comprehensive income.

16.   Equity

On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75.0 million of its Common Shares and shares of its Series A Preferred Stock with an aggregate liquidation preference of up to $25.0 million in an “at-the market” offering (the “ATM Offering”). On June 17, 2024, the Company filed a new prospectus supplement (the “New Prospectus Supplement”) which modified the ATM Offering by reducing the amount of Common Shares the Company may offer and sell to up to an aggregate of $48.7 million, including the Common Shares the Company has already sold in the ATM Offering prior to the date of the New Prospectus Supplement. All the other terms of the ATM Offering remained the same. During the three months ended March 31, 2025, the Company did not sell any shares under the ATM Offering. In February 2025, the effectiveness of the S-3 Registration Statement expired and, as a result, the ATM Offering terminated.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

During the three months ended March 31, 2025, the Company did not repurchase any Common Shares under the New Repurchase Plan.

17.   Earnings (Losses) Per Share

Basic and diluted earnings (losses) per share are calculated in accordance with FASB ASC 260 (Earnings Per Share). Under FASB ASC 260, basic earnings per share is computed by dividing net income (loss) available to the common shareholders by the weighted-average number of Common Shares outstanding for the period. The computation of diluted earnings (losses) per share is similar to basic earnings (losses) per share, except that the denominator is increased to include the potential dilution from our unvested restricted stock awards that contain non-forfeitable rights to dividends so therefore deemed to participating securities for Common Shares using the treasury stock method. The numerator in calculating both basic and diluted earnings (losses) per common share for each period is the reported net income (loss) available to common shareholders.

For the three months ended March 31, 2025, the Company had basic and diluted weighted average Common Shares of 46,784,744 outstanding, resulting in basic and diluted loss per share of $0.00. For the three months ended March 31, 2024, the Company had basic and diluted weighted average Common Shares of 47,128,511 outstanding, resulting in basic and diluted earnings per share of $0.08.

18.   Limited Liability Company (“LLC”) Investments

The following table details the carrying value of each investment reflected on our condensed consolidated balance sheets as of March 31, 2025:

	March 31, 2025		December 31, 2024
	Carrying		Carrying
Investment	Value	Ownership Percentage	Value	Ownership Percentage
	(in thousands)		(in thousands)
Shem Creek Capital Fund V LLC	$1,130	7.6%	$1,143	7.6%
Shem Creek Capital Fund VI LLC	3,897	9.9%	4,290	9.9%
Shem Creek Capital Fund VII LLC	2,580	16.2%	2,580	16.2%
Shem Creek Sachem V LLC	2,528	49.0%	2,569	49.0%
Shem Creek Sachem VI LLC	20,988	45.4%	24,756	45.9%
Shem Creek Sachem 100 LLC	15,312	100.0%	13,604	100.0%
Shem Creek Capital LLC	5,000	20.0%	2,500	20.0%
Total Shem LLC Invemestments	$51,435		$51,442
Cordo CLT Investors LLC	$2,500	7.2%	$2,500	7.2%
Total investments in LLC’s	$53,935		$53,942

Shem Creek (“Shem”)

For the three months ended March 31, 2025 and 2024, the Shem LLC investments generated $2.1 million and $1.2 million, respectively, of income for the Company.

SACHEM CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

At March 31, 2025, the Company had unfunded commitments totaling $4.8 million in the Shem LLC entities.

Cordo CLT Investors LLC

In September 2024, the Company, through its wholly owned subsidiary Urbane Capital, LLC, initially acquired a 21.6% interest in Cordo CLT Investors LLC for a one time contribution of $2.5 million. As of March 31, 2025 and December 31, 2024, the Company held 7.2% and 7.2%, respectively, of total common member equity. This entity was formed for the sole purpose of developing a commercial multifamily property in Charlotte, North Carolina. The Company anticipates the project to be completed by the end of 2026.

19.   Income Taxes

The Company believes it qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and operates accordingly. It made the election to be taxed as a REIT on its 2017 Federal income tax return. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distribution requirements applicable to REITs, and the diversity of ownership of its outstanding capital stock. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification. Other than taxes incurred by the Company’s taxable REIT subsidiary (“TRS”), the Company does not expect to incur any corporate federal income tax liability, as it believes it has maintained its qualification as a REIT.

The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as TRSs. In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. During the three months ended March 31, 2025 and 2024, the Company’s TRSs recognized provisions for federal and state income tax of $0.0 million and $0.2 million, respectively, which is represented in Other expenses on the Company’s condensed consolidated statements of operations.

The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.

FASB ASC Sub-Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

20.   Subsequent Events

The Company evaluated subsequent events from April 1, 2025 until the financial statements were available to be issued.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Report. Certain statements in this discussion and elsewhere in this Report constitute forward-looking statements, within the meaning of section 21E of the Exchange Act, that involve risks and uncertainties. Actual operating results and financial conditions may differ materially from those anticipated in these forward-looking statements.

Company Overview

Sachem Capital Corp., a New York corporation, established in 2010 and completing an initial public offering in 2017 is a self-managed REIT that specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. We operate our business as one segment. We offer short-term (i.e., one to three years), secured, non-bank loans to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing our loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. Our primary underwriting criteria is a conservative loan to value ratio. In addition, we may make opportunistic real estate purchases and investments apart from our lending activities.

Critical Accounting Policies and Use of Estimates

Preparing our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base the use of estimates on (a) various assumptions that consider prior reporting results, (b) our projections regarding future operations, and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for current expected credit losses, loans held for sale at fair value, and real estate owned. See Note 2 – Significant Accounting Policies for further details.

Revenue Recognition

Interest income from commercial loans is recognized, as earned, over the loan period, whereas origination and modification fee revenue on commercial loans are amortized over the term of the respective notes.

CECL Allowance

We record an allowance for credit losses (“CECL”) in accordance with the CECL standard on our loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. Further, CECL requires credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. As allowed under the CECL standard that we have adopted, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. We utilize a loss-rate method for estimating current expected credit losses. The loss rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, we consider various factors including (1) historical loss experience in its portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) its current and future view of the macroeconomic environment. We also utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. Loans, interest receivable, due from borrowers, unfunded commitments, and (available-for-sale debt) investment securities are all presented net on the Condensed Consolidated Balance Sheets with expanded disclosures in the notes to the condensed consolidated financial statements. The change in the balances during the reporting period are recorded in the Condensed Consolidated Statements of Operations under the provision for credit losses.

Our Loan Portfolio

The following table highlights certain information regarding our real estate lending activities for the three months ended March 31, 2025 (in thousands, except number of loans and weighted averages):

March 31, 2025
(in thousands, except number
of loans and weighted averages)
Loans disbursed	$41,308
Loans repaid	$47,742
Principal of loans transferred to real estate owned	$410
Number of loans transferred to real estate owned	1
Number of loans held for investment outstanding	143
Gross principal amount of loans held for investment	$367,860
Weighted average contractual interest rate(1)	12.88%
Weighted average term to maturity (in months) (2)	4

(1)Includes default interest.

(2)Does not give effect to extensions.

At March 31, 2025, our outstanding mortgage loan portfolio included loans ranging in size from $35,000 to $42.8 million. The table below gives a breakdown of our loans held for investment by loan size as of March 31, 2025:

			Aggregate Gross
	Number of		Principal
Amount	Loans	Percentage	Amount	Percentage
			(in thousands)
$1,000,000 or less	68	47.6%	$27,410	7.5%
$1,000,001 to $5,000,000	58	40.6%	132,637	36.1%
$5,000,001 to $10,000,000	7	4.8%	44,260	12.0%
$10,000,001 or more	10	7.0%	163,553	44.4%
Total	143	100.0%	$367,860	100.0%

As of March 31, 2025, the primary markets in which we were exposed were Connecticut, Florida, Massachusetts and New York. The table below gives a breakdown of our loans held for investment by state as of March 31, 2025:

	Number of		Gross Amount
State	Loans	Percentage	Outstanding	Percentage
			(in thousands)
California	1	0.7%	$4,101	1.1%
Connecticut	73	51.0%	119,013	32.4%
Florida	19	13.3%	108,742	29.6%
Georgia	1	0.7%	3,840	1.0%
Maine	1	0.7%	1,625	0.4%
Maryland	1	0.7%	864	0.2%
Massachusetts	10	7.0%	53,200	14.5%
New Jersey	1	0.7%	2,342	0.6%
New York	21	14.7%	32,840	8.9%
North Carolina	4	2.8%	7,877	2.1%
Pennsylvania	2	1.4%	4,856	1.3%
Rhode Island	3	2.1%	1,921	0.5%
South Carolina	4	2.8%	12,755	3.5%
Tennessee	1	0.7%	12,658	3.5%
Washington D.C.	1	0.7%	1,226	0.4%
Total	143	100.0%	$367,860	100.0%

The following table details our loans held for investment as of March 31, 2025 by year of origination:

			Aggregate Gross
	Number of		Principal
Year of Origination	Loans	Percentage	Amount	Percentage
			(in thousands)
2025	7	4.9%	$26,366	7.1%
2024	31	21.7%	44,402	12.1%
2023	27	18.9%	78,180	21.3%
2022	28	19.6%	72,152	19.6%
2021	31	21.7%	131,790	35.8%
2020	5	3.5%	7,628	2.1%
2019 and prior	14	9.7%	7,342	2.0%
Total	143	100.0%	$367,860	100.0%

The following tables set forth information regarding the types of properties securing loans held for investment as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024

	(in thousands)
	Aggregate Gross Principal		Aggregate Gross Principal
	Amount	Percentage	Amount	Percentage
Residential	$192,463	52.4%	$211,939	56.2%
Commercial	102,376	27.8%	95,509	25.3%
Pre-Development Land	18,939	5.1%	23,466	6.2%
Mixed Use	54,082	14.7%	46,077	12.3%
Total	$367,860	100.0%	$376,991	100.0%

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

The following table presents the allowance for credit losses against unpaid principal balance of loans held for investment as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024

	(in thousands)
			Percentage of			Percentage of
	Aggregate Gross		Respective	Aggregate Gross		Respective
	Principal Amount	Allowance	Principal	Principal Amount	Allowance	Principal
Performing – General reserve	$260,269	$(4,841)	1.9%	$289,910	$(5,051)	1.8%
Non-performing – General reserve	21,763	(221)	1.0%	5,396	(96)	1.8%
Non-performing – Direct reserves	61,951	(6,954)	11.2%	57,808	(7,265)	12.6%
Non-performing in Foreclosure – Direct reserves	23,877	(6,106)	25.6%	23,877	(6,058)	16.7%
Total	$367,860	$(18,122)		$376,991	$(18,470)

For further information, see Note 4 – Loans and Allowance for Credit Losses.

Real Estate Owned

As of March 31, 2025, we owned twenty properties, each of which previously served as collateral for first mortgage loans. One property was acquired during the three months ended March 31, 2025 in connection with foreclosure actions.

The following table details the carrying value of each of our real estate owned properties reflected on our condensed consolidated balance sheets as of March 31, 2025:

		Month of	Carrying
Property Type	Location	Acquisition	Value
			(in thousands)
Commercial – Restaurant	Bristol, CT	March 2019	$750
Land	Bristol, CT	December 2019	1,406
Land	Sturbridge, MA	November 2022	110
Residential – Single Family	Bellingham, MA	December 2023	293
Land	Stamford, CT	May 2024	115
Land	Stamford, CT	May 2024	115
Residential – Multi Family	Westbrook, ME	September 2024	298
Residential – Multi Family	South Portland, ME	September 2024	550
Mixed Use	Casco, ME	September 2024	300
Land	Cape Coral, FL	October 2024	600
Land	Cape Coral, FL	October 2024	900
Land	Cape Coral, FL	October 2024	350
Land	Cape Coral, FL	October 2024	350
Residential – Multi Family	Flagler Beach, FL	October 2024	3,382
Residential – Single Family	Gainesville, FL	November 2024	836
Mixed Use	New London, CT	November 2024	1,750
Land	New London, CT	November 2024	2,500
Commercial – Office	Windsor, CT	December 2024	1,600
Commercial – Office	Windsor, CT	December 2024	2,250
Land	Marathon, FL	January 2025	410
Total			$18,865

For further information, see Note 6 – Real Estate Owned (REO).

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Total revenue

Total revenue for the three months ended March 31, 2025 was $11.4 million compared to $16.8 million for the three months ended March 31, 2024, a decrease of $5.4 million, or 31.9%. The change in revenue was primarily due to the cumulative effect of fewer originations over the last fifteen months resulting in a reduction in the unpaid principal balance of loans held for investment in addition to a currently elevated amount of nonperforming loans and real estate owned. On the other hand, income from our preferred membership limited liability company investments increased approximately 71.7%, quarter-over-quarter.

Operating costs and expenses

Total operating expenses for three months ended March 31, 2025 were $10.4 million compared to $12.5 million for the three months ended March 31, 2024,a decrease of $2.1 million or 16.9%. The largest contributors to this decrease were the decreases in interest and amortization of deferred financing fees as a result of the repayment of $58.2 million of aggregate principal amount of our unsecured, unsubordinated notes in 2024, and a aggregate decrease in compensation and employee benefits, provision for credit losses related to loans held for investment, and other expenses totaling $0.9 million, partially offset by $0.01 million increase in general and administrative expenses.

Other income (loss)

For the three month period ended March 31, 2025, we reported a $0.1 million loss on equity securities. For the three month period ended March 31, 2024, we reported a $0.4 million gain on equity securities.

Net (loss) income attributable to common shareholders and net (loss) income attributable to common shareholders per share

Net loss attributable to common shareholders for the three months ended March 31, 2025 was $0.2 million, or $0.00 per share, compared to net income attributable to common shareholders of $3.6 million, or $0.08 per share, for the three months ended March 31, 2024.

Comprehensive (loss) income

For the three months ended March 31, 2025, we had no transactions which impact comprehensive income. For the three months ended March 31, 2024, we reported a reclassification of unrealized losses to provision for credit losses of $0.2 million reflecting the recognition of unrealized losses on securities held for over one year, which were not considered temporary losses, as well as an unrealized losses on investment securities of $0.3 million.

Book value per common share

The following table sets forth the calculation of our book value per common share (in thousands, except share and per share data):

	March 31, 2025	December 31, 2024
Total shareholders’ equity	$179,339	$181,651
Series A Preferred Stock ($25 aggregate liquidation preference)	(57,669)	(57,669)
Total shareholders’ equity, net of preferred stock	$121,670	$123,982
Number of Common Shares outstanding at period end	47,310,139	46,965,306
Book value per common share	$2.57	$2.64

Book value per common share as of March 31, 2025, was $2.57, a decrease of $0.07 from our book value per common share as of December 31, 2024 of $2.64. Such decrease is primarily due to cash dividends declared and paid for the three months ended March 31, 2025 on Common Shares and Series A Preferred Stock totaling $3.5 million, or $0.07 per share.

Liquidity and Capital Resources

Total assets at March 31, 2025 were $491.4 million compared to $492.0 million at December 31, 2024, a decrease of $0.6 million, or 0.1%. The decrease was due primarily to a $9.4 million decrease in loans held for investment, net, partially offset by a $6.3 million increase in cash and $2.4 million increase in investments in real estate, net.

Total liabilities at March 31, 2025 were $312.1 million compared to $310.3 million at December 31, 2024, an increase of $1.8 million, or 0.6%. This increase is primarily due to a $7.8 million increase in our repurchase agreements, partially offset by a $3.9 million decrease in lines of credit, a $1.7 million decrease in accounts payable and accrued liabilities, and a $1.0 decrease in advances from borrowers.

Total shareholders’ equity at March 31, 2025 was $179.3 million compared to $181.7 million at December 31, 2024, a decrease of $2.3 million, or 1.3%. This decrease was due primarily to $3.5 million in dividends paid partially offset by $0.9 million of net income for the period and $0.3 million increase in additional paid-in capital related to stock-based compensation.

Sources and Uses of Funds

Our primary sources of cash include principal and interest payments on mortgage loans and various fees associated with such loans, proceeds from the sales of real property, net proceeds from offerings of equity securities, and borrowings from our credit facilities. Our primary uses of cash include debt service payments (both principal and interest), new originations of loans held for investment, new investments in real estate, dividend distributions to our shareholders, and operating expenses.

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below:

	Three Months Ended		One Year-Change
Amount	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Cash and cash equivalents, January 1	$18,066	$12,598	$5,468	43.4%
Net cash provided by operating activities	191	4,217	(4,026)	(95.5)%
Net cash provided by investing activities	5,747	4,319	1,428	33.1%
Net cash provided by (used in) financing activities	410	(2,721)	3,131	115.1%
Cash and cash equivalents, March 31	$24,414	$18,413	$6,001	30.3%

For a detailed breakdown of our cash flows during the three months ended March 31, 2025 and 2024, see the statement of cash flows included in our accompanying condensed consolidated financial statements.

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

On March 20, 2025, we entered into a new Credit Agreement with Needham Bank, replacing the prior Needham Credit Facility, which was fully repaid and terminated on the same date. The new facility matures on March 2, 2026, and includes an option to extend the term by one year upon satisfaction of certain conditions. Under the new agreement, SN Holdings LLC (“SN Holdings”), our wholly owned subsidiary, serves as the borrower, and Sachem Capital, the parent, serves as guarantor of all obligations. The Needham Credit Facility is secured by a first priority lien on all the assets of SN Holdings, and includes a requirement that SN Holdings maintain assets equal to at least two times the outstanding principal balance under the facility. In addition, SN Holdings is required to collaterally assign to Needham Bank a portfolio of mortgage loans with an outstanding principal balance of no less than the greater of $30 million or the full drawn balance on the facility. Sachem Capital, as guarantor, has also granted Needham a blanket lien on substantially all of its assets, with the ability to request lien releases to facilitate other financings. The Needham Credit Facility, at the subsidiary borrower level, is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires SN Holdings to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of not less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents (at the consolidated guarantor level) and availability under the facility equal to or greater than $10 million; and (C) an Asset Coverage Ratio (as defined) of at least 150%. As of March 31, 2025, SN Holdings had borrowed $36.1 million under the facility. The Company was in compliance with all covenants under the new agreement as of March 31, 2025. On April 1, 2025, SN Holdings made a principal payment of $9.9 million, further reducing the outstanding indebtedness to $26.2 million.

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

Contractual Obligations

As of March 31, 2025, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans and limited liability company investments.

		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

	(In thousands)
Unfunded portions of outstanding construction loans	$46,416	$20,903	$25,513	$—	$—
Unfunded commitments	4,771	4,771	—	—	—
Total contractual obligations	$51,187	$25,674	$25,513	$—	$—

Recent Accounting Pronouncements

See “Note 2 — Significant Accounting Policies” to the unaudited condensed consolidated financial statements for explanation of recent accounting pronouncements impacting us.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.   CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

As of March 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025, due to the material weakness in internal control over financial reporting previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, related to stock-based compensation.

The Company is actively engaged in implementing its remediation plan to address this material weakness, including strengthening the review and approval processes for equity awards and improving oversight controls related to the terms of its equity compensation plans. These remediation efforts were ongoing as of March 31, 2025.

(b)	Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

On March 25, 2025, the Board adopted and approved the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”), effective as of such date. The Amended and Restated Bylaws, among other things, adopt advance notice procedures and information requirements for shareholder nomination of directors and shareholder submission of proposals for consideration at the Company’s annual meetings of the shareholders which require shareholders to:

●	submit notice of their nominations and proposals 120 to 90 days before the anniversary of the prior year’s annual meeting; and
●	provide information about the nominating or proposing shareholder and their nominees or proposal. Relevant provisions require:
(i)	information about persons collaborating with a noticing party;
(ii)	information about derivative instruments held by a noticing party;
(iii)	information about interests of a noticing party in the Company’s principal competitors;
(iv)	information about a noticing party and its nominees that are required in proxy statements and Schedule 13D filings; and
(v)	compliance by a noticing party with state law and federal securities law related to making nominations and proposals.

A copy of the Amended and Restated Bylaws is filed as Exhibit 3.2 to this report.

Item 6.   EXHIBITS

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (8)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (18)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (12)
3.2	Amended and Restated Bylaws, effective as of March 25, 2025 (21)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (3)
4.2	Third Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.3	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.2 above)
4.4	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate. (8)
4.5	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (5)
4.6	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.5 above).
4.7	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (9)
4.8	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.7 above)
4.9	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (22)
4.10	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.9 above)
4.11	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (11)
4.12	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.11 above)
4.13	Revolving Credit Note, dated March 20, 2025, in the principal amount of $50 million in favor of Needham Bank, as lender (20)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.1(a)**	Amendment to Employment Agreement by and between John L. Villano and Sachem Capital Corp. (6)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.3	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC (7)
10.4	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association (7)
10.5**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (10)
10.6**

Final Form of the Restrictive Stock Grant Agreement dated July 19, 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (18)

10.7

Credit and Security Agreement, dated as of March 20, 2025, among SN Holdings, as the borrower, Sachem Capital Corp., as the gurantor, the lenders party thereto and Needham Bank, as administrative agent (20)

10.8**	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (14)
10.9**	Final Form of the Restricted Stock Grant Agreement dated March 19, 2024 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (15)
10.10	Cooperation Agreement, dated August 20, 2024, between Sachem Capital Corp. and Blackwells Capital LLC, Blackwells Onshore I LLC and Jason Aintabi (16)
10.11**

Final Form of the Restrictive Stock Grant Agreement dated September 7, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz(17)

10.12**

Letter Agreement, dated December 13, 2024, between the Company and Jeffery C. Walraven (a portion of the exhibit has been excluded from the exhibit because it both (i) is not material and (ii) is the type that the company treats as private or confidential) (19)

10.13**

Final Form of the Restrictive Stock Grant Agreement dated March 10, 2025 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Arthur Goldberg, Brian Prinz and Jeffery Walraven (21)

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (15)
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (13)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (13)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million NHB Mortgage (13)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Compensation plan or arrangement for current or former executive officers and directors.
***	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(6)	Previously filed as an exhibit to the Current Report on Form 8-K on April 14, 2021 and incorporated herein by reference.
(7)	Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(8)	Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(10)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(12)	Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(13)	Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference.
(14)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.
(15)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
(16)	Previously filed as an exhibit to the Current Report on Form 8-K on August 26, 2024 and incorporated herein by reference.
(17)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference.
(18)	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(19)	Previously filed as an exhibit to the Current Report on Form 8-K on December 16, 2024 and incorporated herein by reference.
(20)	Previously filed as an exhibit to the Current Report on Form 8-K on March 27, 2025 and incorporated herein by reference.
(21)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
(22)	Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: May 1, 2025	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)