Form 10-Q
period 2025-06-30
Sachem Capital Corp.
filed 2025-08-05
CIK 1682220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________
Commission File Number: 001-37997
SACHEM CAPITAL CORP.
(Exact name of registrant as specified in its charter)

New York	81-3467779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
568 East Main Street, Branford, CT 06405
(Address of principal executive offices)
(203) 433-4736
(Registrant’s telephone number, including area code)
_______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐     Yes    ☒    No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Shares, par value $0.001 per share	SACH	NYSE American LLC
7.75% Notes due 2025	SCCC	NYSE American LLC
6.00% Notes due 2026	SCCD	NYSE American LLC
6.00% Notes due 2027	SCCE	NYSE American LLC
7.125% Notes due 2027	SCCF	NYSE American LLC
8.00% Notes due 2027	SCCG	NYSE American LLC
7.75% Series A Cumulative Redeemable Preferred Stock, Liquidation Preference $25.00 per share	SACHPRA	NYSE American LLC
As of August 4, 2025, the Issuer had a total of 47,342,288 Common Shares, $0.001 par value per share, outstanding.

SACHEM CAPITAL CORP.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) for the three and six months ended June 30, 2025 includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.
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
ii

PART I.        FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$22,474	$18,066
Investment securities (at fair value)	1,039	1,517
Loans held for investment (net of deferred loan fees of $2,631 and $1,950)	382,108	375,041
Allowance for credit losses	(17,645)	(18,470)
Loans held for investment, net	364,463	356,571
Loans held for sale (net of valuation allowance of $541 and $4,880)	8,830	10,970
Interest and fees receivable (net of allowance of $3,074 and $3,133)	4,289	3,768
Due from borrowers (net of allowance of $1,676 and $1,135)	6,493	5,150
Real estate owned (net of impairment of $0 and $492)	18,626	18,574
Investments in limited liability companies	48,710	53,942
Investments in developmental real estate, net	16,664	14,032
Property and equipment, net	3,126	3,222
Other assets	7,049	6,164
Total assets	$501,763	$491,976

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $2,741 and $3,713)	$227,498	$226,526
Senior secured notes payable (net of deferred financing costs of $3,556 and $0)	46,444	—
Repurchase agreements	14,442	33,708
Mortgage payable	960	1,002
Lines of credit	26,238	40,000
Accounts payable and accrued liabilities	3,486	4,377
Advances from borrowers	4,146	4,047
Below market lease intangible	642	665
Total liabilities	323,856	310,325

Commitments and Contingencies - Note 14

Shareholders’ equity:
Preferred shares - $0.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 2,306,748 shares of Series A Preferred Stock issued and outstanding at June 30, 2025 and December 31, 2024	2	2
Common Shares - $0.001 par value; 200,000,000 shares authorized; 47,310,139 and 46,965,306 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	47	47
Additional paid-in capital	257,384	256,956
Cumulative net earnings	38,309	35,518
Cumulative dividends paid	(117,835)	(110,872)
Total shareholders’ equity	177,907	181,651
Total liabilities and shareholders’ equity	$501,763	$491,976
The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Interest income from loans	$7,482	$11,754	$15,370	$24,395
Fee income from loans	1,771	2,083	3,196	4,699
Income from limited liability company investments	978	1,217	3,030	2,413
Other investment income	12	70	17	386
Other income	532	22	604	57
Total revenues	10,775	15,146	22,217	31,950

Operating expenses
Interest and amortization of deferred financing costs	6,139	6,973	12,233	14,442
Compensation and employee benefits	1,821	1,365	3,592	3,308
General and administrative expenses	1,304	1,258	2,659	2,496
Provision for credit losses related to loans held for investment	925	8,503	1,977	9,868
Change in valuation allowance related to loans held for sale	(1,043)	—	(1,047)	—
Gain on sale of real estate owned and property and equipment, net	(131)	(275)	(131)	(264)
Other expenses	694	439	839	943
Total operating expenses	9,709	18,263	20,122	30,793
Operating income (loss)	1,066	(3,117)	2,095	1,157

Other income, net
Gain on equity securities	821	61	696	458
Total other income, net	821	61	696	458
Net income (loss)	1,887	(3,056)	2,791	1,615
Preferred stock dividends	(1,118)	(1,068)	(2,235)	(2,091)
Net income (loss) attributable to common shareholders	$769	$(4,124)	$556	$(476)

Basic and diluted earnings (loss) per Common Share	$0.02	$(0.09)	$0.01	$(0.01)
Basic and diluted weighted average number of Common Shares outstanding	46,875,187	47,504,875	46,830,215	47,415,630
The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$1,887	$(3,056)	$2,791	$1,615
Other comprehensive income (loss):
Reversal of losses from unrealized to realized	—	(65)	—	(65)
Unrealized holding losses on available for sale (“AFS”) securities	—	(126)	—	(251)
Comprehensive income (loss)	$1,887	$(3,247)	$2,791	$1,299
Preferred stock dividend	$(1,118)	$(1,068)	$(2,235)	$(2,091)
Total comprehensive income (loss) attributable to common shareholders	$769	$(4,315)	$556	$(792)
The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands, except share data)

	FOR THE THREE MONTHS ENDED JUNE 30, 2025
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, April 1, 2025	2,306,748	$2	47,310,139	$47	$257,220	$—	$36,422	$(114,352)	$179,339

Stock-based compensation, less shares forfeited	—	—	—	—	164	—	—	—	164

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(1,118)	(1,118)

Dividends paid on Common Shares	—	—	—	—	—	—	—	(2,365)	(2,365)

Net income	—	—	—	—	—	—	1,887	—	1,887
Balance, June 30, 2025	2,306,748	$2	47,310,139	$47	$257,384	$—	$38,309	$(117,835)	$177,907

	FOR THE THREE MONTHS ENDED JUNE 30, 2024
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, April 1, 2024	2,108,957	$2	47,446,051	$47	$253,670	$191	$79,760	$(96,227)	$237,443
								.
Issuance of Series A Preferred Stock, net of expenses	97,171	—	—	—	2,061	—	—	—	2,061

Issuance of Common Shares, net of expenses	—	—	—	—	—	—	—	—	—

Stock-based compensation	—	—	101,000	1	197	—	—	—	198

Reversal of losses from unrealized to realized	—	—	—	—	—	(65)	—	—	(65)

Unrealized holding losses on AFS securities	—	—	—	—	—	(126)	—	—	(126)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(1,068)	(1,068)

Dividends Paid on Common Shares	—	—	—	—	—	—	—	(5,219)	(5,219)

Net loss	—	—	—	—	—	—	(3,056)	—	(3,056)
Balance, June 30, 2024	2,206,128	$2	47,547,051	$48	$255,928	$—	$76,704	$(102,514)	$230,168

The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands, except share data)

	FOR THE SIX MONTHS ENDED JUNE 30, 2025
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,306,748	$2	46,965,306	$47	$256,956	$—	$35,518	$(110,872)	$181,651

Stock-based compensation, less shares forfeited	—	—	344,833	—	428	—	—	—	428

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(2,235)	(2,235)

Dividends paid on Common Shares	—	—	—	—	—	—	—	(4,728)	(4,728)

Net income	—	—	—	—	—	—	2,791	—	2,791
Balance, June 30, 2025	2,306,748	$2	47,310,139	$47	$257,384	$—	$38,309	$(117,835)	$177,907

	FOR THE SIX MONTHS ENDED JUNE 30, 2024
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,029,923	$2	46,765,483	$47	$249,826	$316	$75,089	$(95,204)	$230,076

Issuance of Series A Preferred Stock, net of expenses	176,205	—	—	—	3,616	—	—	—	3,616

Issuance of Common Shares, net of expenses	—	—	568,711	1	2,049	—	—	—	2,050

Stock-based compensation	—	—	212,857	—	437	—	—	—	437

Reversal of losses from unrealized to realized	—	—	—	—	—	(65)	—	—	(65)

Unrealized holding losses on AFS securities	—	—	—	—	—	(251)	—	—	(251)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(2,091)	(2,091)

Dividends Paid on Common Shares	—	—	—	—	—	—	—	(5,219)	(5,219)

Net income	—	—	—	—	—	—	1,615	—	1,615
Balance, June 30, 2024	2,206,128	$2	47,547,051	$48	$255,928	$—	$76,704	$(102,514)	$230,168
The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,791	$1,615
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	1,101	1,275
Depreciation and amortization expense	234	189
Stock-based compensation	428	437
Provision for credit losses related to loans held for investment	1,977	9,868
Change in valuation allowance related to loans held for sale	(1,047)	—
Impairment loss on real estate owned	—	77
Gain on sale of real estate owned and property and equipment, net	(131)	(264)
Gain on equity securities	(696)	(458)
Change in deferred loan fees	681	200
Changes in operating assets and liabilities:
Interest and fees receivable, net	(462)	411
Other assets	(1,010)	80
Due from borrowers, net	(2,277)	(624)
Accounts payable and accrued liabilities	(996)	478
Advances from borrowers	99	(2,105)
Total adjustments and operating changes	(2,099)	9,564
NET CASH PROVIDED BY OPERATING ACTIVITIES	692	11,179

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	—	(7,767)
Proceeds from the sale of investment securities	1,174	43,964
Purchase of interests in limited liability companies	(5,731)	(5,110)
Proceeds from investments in limited liability companies	10,963	1,194
Proceeds from sale of real estate owned	1,559	1,403
Purchase of property and equipment	(43)	(26)
Investments in developmental real estate	(1,022)	(1,424)
Principal disbursements for loans	(80,952)	(84,328)
Principal collections on loans	71,394	79,628
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,658)	27,534

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	36,100	—
Repayments on lines of credit	(49,862)	(6,792)
Proceeds from repurchase agreements	11,693	—
Repayments of repurchase agreements	(30,959)	(3,468)
Repayment of mortgage payable	(42)	(39)
Repayment of notes payable	—	(23,647)
Dividends paid on Common Shares	(4,728)	(10,363)
Dividends paid on Series A Preferred Stock	(2,235)	(2,091)
Proceeds from issuance of Senior Secured Notes	50,000	—
Payments of deferred financing costs	(3,593)	—
Proceeds from issuance of Common Shares, net of expenses	—	2,050
Proceeds from issuance of Series A Preferred Stock, net of expenses	—	3,616
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,374	(40,734)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,408	(2,021)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	18,066	12,598

CASH AND CASH EQUIVALENTS – END OF PERIOD	$22,474	$10,577
The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$11,005	$13,208
Real estate acquired in connection with foreclosure of certain mortgages	$6,298	$1,627
Loans held for sale transferred to loans held for investment	$6,479	$—
Developmental real estate acquired in settlement of loan held for investment	$1,696	$—
Loans originated from sale of real estate owned	$840	$987
The accompanying notes, together with the Notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

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
Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. However, in the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K. The balance sheet information as of December 31, 2024 is derived from audited financial statements, but does not include all disclosures required by GAAP. Results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.
Basis of Presentation and Principles of Consolidation
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for Current Expected Credit Losses ("CECL"), loans held for sale at fair value and real estate owned.
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated in consolidation.
Variable Interest Entities
On March 20, 2025, the Company formed SN Holdings LLC (“SN Holdings”), a wholly owned subsidiary of the Company, for the sole purpose of acting as the borrower under a new revolving credit facility with Needham Bank (the “2025 Needham Credit Facility”). Simultaneously with the execution of the2025 Needham Credit Facility, the Company terminated and repaid in full the outstanding balance under its previous credit facility with Needham Bank.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

SN Holdings is a variable interest entity (“VIE”) under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation, as it was established with insufficient equity at risk and does not have independent operations apart from the Company. The Company has determined that it is the primary beneficiary of SN Holdings because it has both (i) the power to direct the activities that most significantly impact SN Holdings’ economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to SN Holdings, primarily through its role as the guarantor of the 2025 Needham Credit Facility and through its ability to direct all operational and financing decisions. Accordingly, SN Holdings has been consolidated in the Company’s condensed consolidated financial statements.
As of June 30, 2025, SN Holdings had total assets of $78.9 million and total liabilities of $28.4 million, consisting primarily of collateralized mortgage loans and borrowings under the 2025 Needham Credit Facility. The assets of SN Holdings can only be used to settle obligations of SN Holdings and are not available to the Company or its creditors, other than as permitted under the intercompany guaranty and lien release provisions of the 2025 Needham Credit Facility.
On June 11, 2025, Sachem Capital Corporation Holdings, LLC ("Holdings"), an indirect, wholly-owned subsidiary of the Company, consummated a private placement of $100.0 million aggregate principal amount of Senior Secured Notes due June 11, 2030 (the "Secured Notes") to various institutional investors under a Note Purchase and Guaranty Agreement (the "Agreement"). See Note 11 - Secured Notes Payable. Holdings was formed for the sole purpose of acting as the issuer of the Secured Notes.
Holdings is a variable interest entity (“VIE”) under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation, as it was established with insufficient equity at risk and does not have independent operations apart from the Company. The Company has determined that it is the primary beneficiary of Holdings because it has both (i) the power to direct the activities that most significantly impact Holdings’ economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to Holdings, primarily through its role as the guarantor of the Secured Notes and through its ability to direct all operational and financing decisions. Accordingly, Holdings has been consolidated in the Company’s condensed consolidated financial statements.
As of June 30, 2025, Holdings had total assets of $217.6 million and total liabilities of $49.2 million, consisting primarily of collateralized mortgage loans and indebtedness evidenced by the Secured Notes. The assets of Holdings can only be used to settle obligations of Holdings and are not available to the Company or its creditors.
Reclassifications
Certain amounts included in the Company’s June 30, 2024 condensed consolidated financial statements have been reclassified to conform to the June 30, 2025 presentation. These reclassifications had no effect on net income for the three and six months ended June 30, 2024.
3.    Fair Value Measurement
The following table illustrates assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement
(in thousands)	June 30, 2025	December 31, 2024
Level 1
Investment securities	$1,039	$1,517
Level 3
Loans held for sale, net	8,830	10,970

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

The following table illustrates assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurement
(in thousands)	June 30, 2025	December 31, 2024
Level 3
Individually evaluated loans, net of allowance for credit losses	$83,564	$80,757
Real estate owned, net	18,626	18,574
There were no nonrecurring fair value adjustments to the above assets for the six months ended June 30, 2025.
Carrying amounts and fair values of financial instruments at June 30, 2025 and December 31, 2024:

	Carrying Amount		Fair Value Measurement
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Level 1
Cash and cash equivalents	$22,474	$18,066	$22,474	$18,066
Notes payable (listed) – fixed rate debt	230,239	230,239	195,598	194,810
Investment securities	1,039	1,517	1,039	1,517
Level 2
Lines of credit and repurchase agreements – variable rate debt	40,680	73,708	40,680	73,708
Level 3
Loans held for investment, net	364,463	356,571	364,463	356,571
Loans held for sale, net	8,830	10,970	8,830	10,970
Interest and fees receivable and due from borrowers	10,782	8,918	10,782	8,918
Investments in limited liability companies	48,710	53,942	48,710	53,942
Advances from borrowers	4,146	4,047	4,146	4,047
Mortgage payable	960	1,002	960	1,002
Loans held for investment, net/Loans held for sale, net/Real estate owned, net (Level 3): The Company utilizes third-party appraisals of collateral in determining the fair value of the underlying asset, with unobservable inputs of appraised value adjustments made by management for qualitative factors such as economic conditions and estimated liquidation expenses. The Company estimates liquidation as a selling cost percentage in connection with the asset, which typically ranges from 1-8%.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

Impact of Fair Value of Available-for-sale Securities on Other Comprehensive Income
The following table presents the impact of the Company’s AFS securities - debt securities on its Other Comprehensive Income (“OCI”) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
OCI from AFS securities – debt securities:
Unrealized gain on debt securities at beginning of period	$—	$191	$—	$316
Reversal of losses from unrealized to realized	—	(65)	—	(65)
Unrealized holding losses on AFS securities	—	(126)	—	(251)
Change in OCI from AFS debt securities	—	(191)	—	(316)
Balance at end of period	$—	$—	$—	$—
As of June 30, 2025 and December 31, 2024, the Company held no debt securities.
4.    Loans and Allowance for Credit Losses
Loans include loans held for investment that are accounted for at amortized cost net of allowance for credit losses and loans held for sale that are accounted for at the lower of cost or market net of a valuation allowance. The classification for a loan is based on management’s strategy for the loan.
Loans held for investment
As of June 30, 2025 and December 31, 2024, the Company had 135 and 157 loans held for investment, respectively.
As of June 30, 2025 and December 31, 2024, the Company had direct reserves on outstanding principal for loans held for investment of $11.9 million and $13.3 million, respectively.
Loans held for sale
The Company offers mortgage notes receivable to be sold in real estate capital markets. The Company does not originate loans with the intent to designate them as loans held for sale. Nevertheless, as of June 30, 2025, the Company had designated seven loans as held for sale. These seven loans had a gross outstanding principal balance of $9.4 million and an aggregate valuation allowance of $0.5 million based on the lower of cost or market value. As of December 31, 2024, the Company had designated eleven loans as held for sale. These eleven loans had a gross outstanding principal balance of $15.9 million and an aggregate valuation allowance of $4.9 million based on the lower of cost or market value. As of both June 30, 2025 and December 31, 2024, such loans were on non-accrual status and pending foreclosure.
The below table represents the Company's loans held for sale as of June 30, 2025:

	Balance as of December 31, 2024	Transfers in	Change in valuation allowance	Transfers out, net	Balance as of June 30, 2025
	(in thousands)
Loans held for sale, net	$10,970	$—	$1,047	$(3,187)	$8,830
Total loans held for sale, net	$10,970	$—	$1,047	$(3,187)	$8,830

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

Loan portfolio
As of June 30, 2025 and December 31, 2024, loans held for investment on non-accrual status had an outstanding principal balance of $119.6 million and $87.0 million, respectively. The non-accrual loans are inclusive of loans pending foreclosure and loans held for sale. The below table summarizes the Company’s loan portfolio by the past due status:

	Loans held for investment
(in thousands)	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total
As of June 30, 2025	$257,780	$6,065	$1,295	$119,599	$384,739
As of March 31, 2025	$220,538	$37,617	$2,114	$107,591	$367,860
As of December 31, 2024	$223,513	$49,460	$16,936	$87,082	$376,991
As of June 30, 2025, the Company’s mortgage loan portfolio includes loans with an outstanding principal balance amount up to $38.3 million with stated interest rates ranging from 6.5% to 15.0%. The default interest rate is generally 18.0%, but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.
As of June 30, 2025 and December 31, 2024, the Company had one borrower representing 13.1% and 14.0% of the outstanding mortgage loan portfolio, or $50.4 million and $55.0 million, respectively.
Presented below is the Company’s loans held for investment portfolio by geographical location as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
New England	$173,756	45.2%	$179,421	47.6%
Mid-Atlantic	46,288	12.0%	42,304	11.2%
South	164,695	42.8%	151,165	40.1%
West	—	—%	4,101	1.1%
Total	$384,739	100.0%	$376,991	100.0%
The following tables allocate the carrying value of the Company’s loan portfolio based on credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	June 30, 2025	Year Originated (1)
FICO Score (2)(in thousands)	Carrying Value	2025	2024	2023	2022	2021	Prior
Loans held for investment:
Under 500	$300	$—	$300	$—	$—	$—	$—
501-550	2,860	—	—	—	—	1,060	1,800
551-600	1,096	—	1,096	—	—	—	—
601-650	26,474	2,336	7,066	1,163	1,795	7,447	6,667
651-700	58,286	1,783	3,609	6,861	12,799	31,891	1,343
701-750	152,735	18,443	6,696	38,858	15,625	72,138	975
751-800	134,228	24,943	23,847	39,735	24,841	20,862	—
801-850	8,760	2,534	—	1,541	4,685	—	—
Total	$384,739	$50,039	$42,614	$88,158	$59,745	$133,398	$10,785

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	December 31, 2024	Year Originated (1)
FICO Score (2)(in thousands)	Carrying Value	2024	2023	2022	2021	2020	Prior
Loans held for investment:
Under 500	$140	$140	$—	$—	$—	$—	$—
501-550	2,860	—	—	—	1,060	—	1,800
551-600	7,094	1,222	290	2,170	1,816	636	960
601-650	28,779	8,432	3,347	1,798	7,411	6,149	1,642
651-700	35,711	4,250	7,177	10,302	12,079	660	1,243
701-750	159,575	6,275	40,459	11,982	97,980	1,023	1,856
751-800	124,599	26,465	32,016	36,280	28,427	1,411	—
801-850	18,233	—	415	17,818	—	—	—
Total	$376,991	$46,784	$83,704	$80,350	$148,773	$9,879	$7,501
_______________________________________________________________
(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

Loan modifications made to borrowers experiencing financial difficulty
The tables below present loan modifications during the periods indicated made to borrowers experiencing financial difficulty:

(in thousands)	Three Months Ended June 30, 2025
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$14,042	3.5%	Unpaid interest/taxes/charges added to principal balance
Term extension	$25,559	6.4%	A weighted average of 7.7 months were added to the life of the loans

(in thousands)	Three Months Ended June 30, 2024
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$3,408	0.7%	Unpaid interest/taxes/charges added to principal balance
Term extension	$61,008	12.2%	A weighted average of 12.0 months were added to the life of the loans

(in thousands)	Six Months Ended June 30, 2025
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$14,042	3.5%	Unpaid interest/taxes/charges added to principal balance
Term extension	$47,702	11.9%	A weighted average of 7.4 months were added to the life of the loans

	Six Months Ended June 30, 2024
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	21,373	4.3%	Unpaid interest/taxes/charges added to principal balance
Term extension	104,452	20.9%	A weighted average of 10.5 months were added to the life of the loans

As of June 30, 2025, the Company had commitments to lend additional amounts totaling approximately $7.7 million to borrowers experiencing financial difficulty. During the six months ended June 30, 2025, the Company modified the interest rate on five loans with an outstanding principal balance of $18.9 million. The change in the rate was due to taking the loan off default rate.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

The table below presents the performance of loans that have been modified in the last 12 months to borrowers experiencing financial difficulty. Of the loans that were modified in the last 12 months to borrowers experiencing financial difficulty, none have defaulted during the period.

	As of June 30, 2025
(in thousands)	Current	90-119 days past due	120+ days past due	Total
Principal modification, with no term extension	$15,268	$—	$—	$15,268
Term extension	61,692	12,895	—	74,587
Deferred loan fees
As of June 30, 2025 and December 31, 2024, the Company had $2.6 million and $2.0 million. respectively, of deferred loan fee revenue relating to loans held for investment. There were no such deferred fees for loans held for sale as of June 30, 2025 and December 31, 2024.
Allowance for credit losses
The below table represents the financial statement line items that are impacted by the allowance for credit losses for the three months ended June 30, 2025:

	Balance as of March 31, 2025	Provision for (recovery of) credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Balance as of June 30, 2025

	(in thousands)
Loans held for investment	$18,122	$(3,256)	$3,292	$(513)	$17,645
Interest and fees receivable	2,981	93	—	—	3,074
Due from borrower	1,956	(55)	—	(225)	1,676
Unfunded commitments	864	165	—	—	1,029
Real estate owned	—	3,978	—	(3,978)	—
Total allowance for credit losses	$23,923	$925	$3,292	$(4,716)	$23,424
The below table represents the financial statement line items that are impacted by the allowance for credit losses for the six months ended June 30, 2025:

	Balance as of December 31, 2024	Provision for (recovery of) credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Balance as of June 30, 2025

	(in thousands)
Loans held for investment	$18,470	$(2,983)	$3,292	$(1,134)	$17,645
Interest and fees receivable	3,133	(59)	—	—	3,074
Due from borrower	1,135	936	—	(395)	1,676
Unfunded commitments	924	105	—	—	1,029
Real estate owned	—	3,978	—	(3,978)	—
Total allowance for credit losses	$23,662	$1,977	$3,292	$(5,507)	$23,424

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

The following table summarizes the activity in the allowance for credit losses by geographic location with respect to loans held for investment for the three months ended June 30, 2025:

	Allowance for credit losses as of March 31, 2025	Provision for (recovery of) credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Allowance for credit losses as of June 30, 2025
	(in thousands)
New England	$12,878	$(5,704)	$3,292	$—	$10,466
Mid-Atlantic	1,864	2,658	—	(466)	4,056
South	1,460	(123)	—	(47)	1,290
West	1,920	(87)	—	—	1,833
Total	$18,122	$(3,256)	$3,292	$(513)	$17,645
The following table summarizes the activity in the allowance for credit losses by geographic location with respect to loans held for investment for the six months ended June 30, 2025:

	Allowance for credit losses as of December 31, 2024	Provision for (recovery of) credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Allowance for credit losses as of June 30, 2025
(in thousands)
New England	$12,844	$(5,670)	$3,292	$—	$10,466
Mid-Atlantic	1,857	2,665	—	(466)	4,056
South	1,802	156	—	(668)	1,290
West	1,967	(134)	—	—	1,833
Total	$18,470	$(2,983)	$3,292	$(1,134)	$17,645
The following table presents charge-offs on loan principal by fiscal year of origination for the three months ended June 30, 2025:

	2025	2024	2023	2022	2021	Prior	Total
(in thousands)
Current period charge-offs	$—	$—	$—	$—	$513	$—	$513
Total	$—	$—	$—	$—	$513	$—	$513
The following table presents charge-offs on loan principal by fiscal year of origination for the six months ended June 30, 2025:

	2025	2024	2023	2022	2021	Prior	Total
(in thousands)
Current period charge-offs	$—	$134	$—	$487	$513	$—	$1,134
Total	$—	$134	$—	$487	$513	$—	$1,134

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

5. Investment in Developmental Real Estate, net
As of June 30, 2025 and December 31, 2024, investment in developmental real estate, net consisted of the following:

June 30, 2025	Cost	Accumulated Depreciation	Investment in Developmental Real Estate, Net

	(in thousands)
Land	$6,476	$—	$6,476
Building	4,936	(185)	4,751
Site improvements	359	(42)	317
Tenant improvements	1,184	(40)	1,144
Construction in progress	3,898	—	3,898
Lease intangibles	81	(3)	78
Total	$16,934	$(270)	$16,664

December 31, 2024	Cost	Accumulated Depreciation	Investment in Developmental Real Estate, Net

	(in thousands)
Land	$4,557	$—	$4,557
Building	4,936	(154)	4,782
Site improvements	359	(30)	329
Tenant improvements	1,182	—	1,182
Construction in progress	3,141	—	3,141
Lease intangibles	41	—	41
Total	$14,216	$(184)	$14,032
For the six months ended June 30, 2025 and 2024, depreciation and amortization expense related to developmental real estate was $0.1 million and $0.1 million, respectively, which is presented in other expenses on the Company’s Condensed Consolidated Statements of Operations. Tenant improvements and other intangibles associated with the tenant began amortizing upon commencement of the lease that occurred in February 2025. Amortization related to tenant improvements and intangibles was $43,000 for the six months ended June 30, 2025 compared to no such amortization for the six months ended June 30, 2024.
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

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

As of June 30, 2025, future minimum rents under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount
(in thousands)
2025 (remaining six months)	$—
2026	936
2027	1,267
2028	1,292
2029	1,318
Thereafter	8,852
Total	$13,665
The Company acquired one property in investment in developmental real estate that was subject to an in place lease. In the purchase price allocation, the Company recorded an acquired below market lease intangible of $0.7 million. The estimated annual amortization of the below market lease intangible is $0.1 million per year.
6.    Real Estate Owned (“REO”)
Property acquired through foreclosure are included on the Condensed Consolidated Balance Sheets as real estate owned and further categorized as held for sale or held for rental, described in detail below.
As of June 30, 2025 and December 31, 2024, real estate owned, net totaled $18.6 million. During the six months ended June 30, 2025, the Company’s real estate owned portfolio recorded no impairment loss compared to an impairment loss of $0.5 million for the year ended December 31, 2024, which is considered a Level 3 non-recurring fair market value adjustment.
The following table presents the Company’s REO as of June 30, 2025:

June 30, 2025
(in thousands)
Real estate owned at December 31, 2024	$18,574
Principal basis transferred to real estate owned	6,298
Charge-off’s on principal transferred	(3,978)
Proceeds from sale of real estate owned	(1,559)
Loans origination from sale of real estate owned	(840)
Gain on sale of real estate owned	131
Balance at end of period	$18,626
As of June 30, 2025, REO included $0.8 million of real estate held for rental and $17.8 million of real estate held for sale. As of December 31, 2024, REO included $0.8 million of real estate held for rental and $17.8 million of real estate held for sale.
Properties Held for Sale
During the six months ended June 30, 2025, the Company sold six properties held for sale and recognized a gain on sale of $0.1 million. During the six months ended June 30, 2024, the Company sold eleven property held for sale and recognized a gain on sale of $0.3 million. Such sales are included in gain on sale of real estate owned and property and equipment, net on the Company’s Condensed Consolidated Statements of Operations.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

Properties Held for Rental
As of June 30, 2025 and December 31, 2024, one property, a commercial building, was held for rental. The tenant signed a five-year lease that commenced on August 1, 2021.
As of June 30, 2025, future minimum rents under this lease were as follows:

Years Ending December 31,	Amount
(in thousands)
2025 (remaining six months)	$27
2026	31
Total	$58
7.   Property and Equipment, net
The following tables represent the Company’s property and equipment, net as of June 30, 2025 and December 31, 2024:

June 30, 2025	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,594	$(175)	$2,419
Land	255	—	255
Furniture and fixtures	308	(151)	157
Computer hardware and software	300	(260)	40
Vehicles	435	(180)	255
Total property and equipment, net	$3,892	$(766)	$3,126

December 31, 2024	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,557	$(110)	$2,447
Land	255	—	255
Furniture and fixtures	308	(117)	191
Computer hardware and software	295	(246)	49
Vehicles	435	(155)	280
Total property and equipment, net	$3,850	$(628)	$3,222

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

8.   Other Assets
As of June 30, 2025 and December 31, 2024, other assets consisted of the following:

	June 30, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$524	$575
Other receivables	1,935	1,793
Other assets	412	190
Notes receivable	2,130	2,130
Deferred financing costs, net	145	—
Straight line rent receivable	459	—
Deferred leasing costs, net	374	387
Acquired in-place lease intangible, net	549	568
Goodwill	391	391
Intangible asset – trade name	130	130
Total	$7,049	$6,164

The estimated annual amortization of acquired in-place lease intangible is $57,000 per year. The estimated annual amortization of deferred leasing costs is $39,000 per year.
9.    Lines of Credit, Mortgage Payable and Churchill Facility
Line of Credit – Needham Bank
The Company has maintained a Credit and Security Agreement (the “Credit Agreement”) with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (“Needham”) for the lenders party thereto (the “Lenders”) with respect to revolving credit facility (“Needham Credit Facility”) with commitments of $50.0 million and $65.0 million, subject to borrowing base limitations and covenant compliance, at June 30, 2025 and December 31, 2024, respectively.
On March 20, 2025, the Company entered into a new Credit Agreement with Needham, replacing the prior Needham Credit Facility, which was fully repaid and terminated on the same date. The 2025 Needham Credit Facility matures on March 2, 2026, and includes an option to extend the term by one year upon satisfaction of certain conditions. Under the new agreement, SN Holdings, a wholly owned subsidiary of the Company, serves as the borrower, and the Company serves as guarantor of all obligations. The 2025 Needham Credit Facility is secured by a first priority lien on all the assets of SN Holdings, and includes a requirement that SN Holdings maintain assets equal to at least two times the outstanding principal balance under the facility. In addition, SN Holdings is required to collaterally assign to Needham a portfolio of mortgage loans with an outstanding principal balance of no less than the greater of $30.0 million or the full drawn balance on the facility. The Company, as guarantor, has also granted Needham a blanket lien on substantially all of its assets, with the ability to request lien releases to facilitate other financings. The 2025 Needham Credit Facility, at the subsidiary borrower level, is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires SN Holdings to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of not less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents (at the consolidated guarantor level) and availability under the facility equal to or greater than $10 million; and (C) an Asset Coverage Ratio (as defined) of at least 150%.
As of June 30, 2025 and December 31, 2024, the total outstanding principal balances on the respective Needham Credit Facilities were $26.2 million and $40.0 million, respectively, with interest rates of 7.25% and 7.25%, respectively.
Loans under the 2025 Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). Interest is paid monthly. All outstanding revolving loans and accrued

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

but unpaid interest are due and payable on the maturity date. As of June 30, 2025, SN Holdings had $78.9 million of assets pledged to Needham.
The Company was in compliance with all facility covenants as of June 30, 2025.
Mortgage Payable– New Haven Bank
The Company has financed its headquarters property located at 568 East Main Street, Branford, Connecticut with an adjustable-rate first lien non-recourse mortgage loan from New Haven Bank in the original principal amount of $1.7 million (the “NHB Mortgage”). The NHB Mortgage accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028, and March 1, 2033, to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023, and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the NHB Mortgage are amortized based on a 20-year amortization schedule. Over the next five years, the Company is scheduled to make principal payments of approximately $50,000 to $64,000 annually. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038.
As of June 30, 2025 and December 31, 2024, the total outstanding principal balance on the NHB Mortgage was $1.0 million and $1.0 million, respectively.
Churchill MRA Funding I LLC Repurchase Financing Facility
On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. The Company uses the proceeds from the Churchill Facility to finance the continued expansion of its lending business and for general corporate purposes. Under the terms of the Churchill Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other factors. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR (which replaced the 90-day LIBOR) plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of June 30, 2025 and December 31, 2024, the effective interest rate charged under the facility was 8.32% and 8.69%, respectively.
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
The following table summarizes the outstanding balances under the Churchill Facility:

	June 30, 2025		December 31, 2024
	Total Outstanding	Rate	Total Outstanding	Rate
	(in thousands)		(in thousands)
Repurchase Agreement	$14,442	8.32%	$33,708	8.69%
Total	$14,442		$33,708

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

The following table summarizes loans held for investment pledged as collateral under the Churchill Facility:

	June 30, 2025		December 31, 2024
	Total Carrying Value Loans Pledged	Number of Loans	Total Carrying Value Loans Pledged	Number of Loans
	(in thousands)		(in thousands)
Loans held for investment sold under the repurchase agreement	$34,144	10	$66,365	17
Total	$34,144		$66,365
The following table summarizes the contractual maturities for loans held for investment sold under the Churchill Facility agreement:

	June 30, 2025	December 31, 2024

	(in thousands)
Maturing within one year	$27,174	$56,050
After one but within two years	6,970	10,315
Total	$34,144	$66,365
The NHB Mortgage and the Churchill Facility contain cross-default provisions.
10.    Unsecured Notes Payable
At June 30, 2025, the Company had an aggregate of $230.2 million of unsecured, unsubordinated notes payable outstanding, net of deferred financing costs (collectively, the “Notes”). At June 30, 2025, the Company had five series of Notes outstanding:
(i)Notes having an aggregate principal amount of $56.3 million bearing interest at 7.75% per annum and maturing September 30, 2025 (the “September 2025 Notes”);
(ii)Notes having an aggregate principal amount of $51.7 million bearing interest at 6.0% per annum and maturing December 30, 2026 (the “December 2026 Notes”);
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, all the Notes are callable at any time.
The following are the future principal payments on the notes payable as of June 30, 2025:

Years ending December 31,	Amount
(in thousands)
2025 (remaining six months)	$56,364
2026	51,750
2027	122,125
Total principal payments	$230,239
Deferred financing costs	(2,741)
Total notes payable, net of deferred financing costs	$227,498
The estimated amortization of the deferred financing costs as of June 30, 2025 is as follows:

Years ending December 31,	Amount
(in thousands)
2025 (remaining six months)	$837
2026	1,410
2027	494
Total deferred costs	$2,741
11.    Secured Notes Payable
On June 11, 2025, Holdings, an indirect, wholly-owned subsidiary of the Company, consummated a private placement of $100.0 million aggregate principal amount of Senior Secured Notes due June 11, 2030 (the "Senior Secured Notes") to various institutional investors under a Note Purchase and Guaranty Agreement (the "Agreement"). An initial draw of $50.0 million was made at closing, and the remaining $50.0 million may be drawn at any time on or prior to May 15, 2026. The Senior Secured Notes bear interest at a fixed rate of 9.875% per annum, with interest only payable quarterly on the 1st day of March, June, September and December, and include a commitment fee of 1.0% on the undrawn portion of the Senior Secured Notes. The Company paid an approximately $1.5 million original issue discount on the $100.0 million aggregate principal amount which is part of the $3.6 million of deferred financing costs recorded related to the Senior Secured Notes. The deferred financing costs will be amortized over the five year term of the Senior Secured Notes at $0.7 million per year.
The Senior Secured Notes allow optional prepayment subject to a declining make-whole amount during the first three years, a declining prepayment premium in the fourth year, and then no make-whole payment or prepayment premium after the fourth year through maturity. Upon a change of control, holders of the Senior Secured Notes have the right to prepayment, if accepted, at 101% of the outstanding principal. The Agreement contains affirmative and negative covenants customary for similar secured debt instruments, including:
•Minimum asset coverage ratio,
•Leverage and liquidity requirements,
•Restrictions on additional indebtedness, asset sales, and distributions under certain conditions, and
•Maintenance of REIT status by the Company.
The Agreement includes customary events for similar secured debt instruments. Payment of the amounts due on the Senior Secured Notes is fully and unconditionally guaranteed by the Company and Sachem Capital Corporation Intermediate, LLC, a wholly-owned subsidiary of the Company.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

12.   Accounts Payable and Accrued Liabilities
As of June 30, 2025 and December 31, 2024, accounts payable and accrued liabilities include the following:

	June 30, 2025	December 31, 2024

	(in thousands)
Accounts payable and accrued expenses	$1,832	$2,928
Allowance for credit losses on unfunded commitments	1,029	924
Accrued interest	625	525
Total	$3,486	$4,377
13.   Fee Income from Loans
For the three and six months ended June 30, 2025 and 2024, fee income from loans consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Origination and modification fees	$761	$1,194	$1541	$2,656
Extension fees	184	271	462	385
Late and other fees	147	226	226	509
Processing fees	30	36	51	71
Construction servicing fees	104	70	241	249
Legal fees	71	75	134	157
Other fees	474	211	541	672
Total	$1,771	$2,083	$3,196	$4,699
14.   Commitments and Contingencies
Unfunded Commitments
At June 30, 2025, the Company had future funding obligations on loans held for investment totaling $54.6 million and obligations relating to investments in limited liability companies totaling $2.4 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities. The Company’s unfunded commitments are subject to accounting rules relating to allowances for credit losses. (See Note 4 – Loans and Allowance for Credit Losses for further details.)
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

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
Other
In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At June 30, 2025, there were two such properties. The unpaid principal balance of the loans secured by the properties that are subject to these proceedings was $1.9 million.
15.   Related Party Transactions
In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees, and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of June 30, 2025, and December 31, 2024, loans to known shareholders totaled $19.2 million and $17.2 million, respectively, which is included in loans held for investment, net in the Company’s accompanying Condensed Consolidated Balance Sheets. Of these amounts, $18.9 million and $17.0 million, respectively, were loaned to a wholly owned entity of the Company’s Senior Vice President of Asset Management and Vice President of Asset Management. All such loans are performing. Interest income earned on all related party loans for the three and six months ended June 30, 2025 totaled $0.3 million and $0.8 million, respectively. Interest income earned on all related party loans for the three and six months ended June 30, 2024 totaled $0.5 million and $1.1 million, respectively.
In December 2021, the Company hired the daughter of the Company’s chief executive officer to perform certain internal audit and compliance services. For the three and six months ended June 30, 2025, she received compensation of $60,587 and $103,857, respectively. For the three and six months ended June 30, 2024, she received compensation of $37,500 and $74,792, respectively.
16.   Stock-Based Compensation and Employee Benefits
Stock-Based Compensation
On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan is administered by the Company's Compensation Committee (the "Compensation Committee"). The maximum number of Common Shares reserved for the grant of awards under the Plan was 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of securities remaining available for future issuance under the Plan as of June 30, 2025 was 435,054. The number of shares issuable to any one individual in a plan year is also limited to 100,000 shares, subject to adjustment as provided for in the Plan.
On July 9, 2025, the Company adopted the 2025 Omnibus Incentive Plan (the "2025 Plan"), which replaced the Plan. The purpose of the 2025 Plan is consistent with that of the Plan and the maximum number of Common Shares reserved for grant of awards under the 2025 Plan is 2,936,762. No additional awards will be made under the Plan.
During the six months ended June 30, 2025 and 2024, the Company granted an aggregate of 767,668 and 111,857, respectively, restricted Common Shares under the Plan. Of the 767,668 shares granted during the six months ended June 30, 2025, a grant of 420,168 shares was rescinded immediately after the grant as discussed further below.
On March 10, 2025, the Compensation Committee authorized (i) a grant of 420,168 restricted Common Shares to John L. Villano, which shares had a fair market value on the date of grant of approximately $0.5 million; and (ii) a one-

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

time bonus grant of 20,000 restricted Common Shares to each of the Company’s directors other than Mr. Villano. Each of the grantees, except for Mr. Walraven, also had the option, at his or her election, to receive the fair market value equivalent of his or her grant in a lump sum cash payment of $23,800. An aggregate of 60,000 restricted Common Shares were granted to the Company’s non-employee directors, which shares had an aggregate fair market value on the date of grant of approximately $71,400. One director elected the cash option.
Subsequent to the Compensation Committee's action on March 10, 2025, authorizing the issuance of 420,168 shares of restricted stock to John L. Villano under the Plan, the Company realized that the grant exceeded the 100,000 share limit on grants to any single individual in any one year set forth in the Plan by 320,168 shares. In addition, upon further investigation, the Company determined that restricted stock grants made to Mr. Villano with respect to calendar years 2023 and 2024, exceeded the Plan's 100,000 share limit by 30,890 and 11,857 shares, respectively. Thus, in the aggregate, 362,915 restricted shares were issued in excess of Plan limitations. All such shares were unvested and subject to restriction. In an immediate full and in excess of necessary remediation of this matter, on March 24, 2025, the Compensation Committee rescinded the March 10, 2025 award to Mr. Villano ab initio. No other over issuances have been identified and no applicable adjustment have been identified.
Stock-based compensation for the three and six months ended June 30, 2025 was $0.2 million and $0.4 million, respectively. Stock-based compensation for the three and six months ended June 30, 2024 was $0.2 million and $0.4 million, respectively. As of June 30, 2025, there was unrecognized stock-based compensation expense of $0.9 million.
Employee Benefits
On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three and six months ended June 30, 2025, the 401(k) Plan expense was $23,655 and $60,147, respectively, and for the three and six months ended June 30, 2024, the 401(k) Plan expense was $27,252 and $75,462, respectively, which is included within compensation and employee benefits in the accompanying Condensed Consolidated Statements of Operations.
17.   Equity
On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75.0 million of its Common Shares and shares of its Series A Preferred Stock with an aggregate liquidation preference of up to $25.0 million in an “at-the market” offering (the “ATM Offering”). On June 17, 2024, the Company filed a new prospectus supplement (the “New Prospectus Supplement”) which modified the ATM Offering by reducing the amount of Common Shares the Company may offer and sell up to an aggregate of $48.7 million, including the Common Shares the Company has already sold in the ATM Offering prior to the date of the New Prospectus Supplement. All the other terms of the ATM Offering remained the same. In February 2025, the effectiveness of the S-3 Registration Statement expired and, as a result, the ATM Offering terminated. During the six months ended June 30, 2025, the Company did not sell any shares under the ATM Offering.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

18.   Earnings (Losses) Per Share
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
For the three and six months ended June 30, 2025, the Company had basic and diluted weighted average Common Shares outstanding of 46,875,187 and 46,830,215, respectively, resulting in basic and diluted earnings per share of $0.02 and $0.01, respectively. For the three and six months ended June 30, 2024, the Company had basic and diluted weighted average Common Shares outstanding of 47,504,875 and 47,415,630, respectively, resulting in basic and diluted loss per share of $0.09 and $0.01, respectively.
19.   Limited Liability Company (“LLC”) Investments
The following table details the carrying value of each investment reflected on our Condensed Consolidated Balance Sheets as of June 30, 2025:

	June 30, 2025		December 31, 2024
Investment	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Shem Creek Capital Fund V LLC	$1,112	7.6%	$1,143	7.6%
Shem Creek Capital Fund VI LLC	3,698	9.9%	4,290	9.9%
Shem Creek Capital Fund VII LLC	2,900	16.2%	2,580	16.2%
Shem Creek Sachem V LLC	2,512	49.0%	2,569	49.0%
Shem Creek Sachem VI LLC	19,631	45.1%	24,756	45.9%
Shem Creek Sachem 100 LLC	11,357	100.0%	13,604	100.0%
Shem Creek Capital LLC	5,000	20.0%	2,500	20.0%
Total Shem LLC Investments	$46,210		$51,442
Cordo CLT Investors LLC	$2,500	7.2%	$2,500	7.2%
Total investments in LLC’s	$48,710		$53,942
Shem Creek (“Shem”)
For the three and six months ended June 30, 2025, the Shem LLC investments generated $1.0 million and $3.0 million, respectively, of income for the Company. For the three and six months ended June 30, 2024, the Shem LLC investments generated $1.2 million and $2.4 million, respectively, of income for the Company.
At June 30, 2025, the Company had unfunded commitments totaling $2.4 million to the Shem LLC entities.
Cordo CLT Investors LLC
In September 2024, the Company, through its wholly owned subsidiary Urbane Capital, LLC, acquired a 21.6% interest in Cordo CLT Investors LLC for a one time contribution of $2.5 million. As of June 30, 2025 and December 31, 2024, the Company held 7.2% of total common member equity. This entity was formed for the sole purpose of developing a commercial multifamily property in Charlotte, North Carolina. The Company anticipates the project construction to be completed by the end of 2026, with monetization of the Company's investment in the first half of 2028 upon rent stabilization of the project.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

20.   Income Taxes
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
The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as TRSs. In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. For the three and six months ended June 30, 2025, the Company’s TRSs recognized provisions for federal and state income tax of $0 and $0, respectively, and for the three and six months ended June 30, 2024, the Company’s TRSs recognized provisions for federal and state income tax of $0 and $0.2 million, respectively,which is represented in other expenses on the Company’s Condensed Consolidated Statements of Operations.
The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.
FASB ASC Sub-Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.
21.   Subsequent Events
The Company evaluated subsequent events from July 1, 2025 until the condensed consolidated financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying condensed consolidated financial statements.

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
Critical Accounting Policies and Use of Estimates
Preparing our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base the use of estimates on (a) various assumptions that consider prior reporting results, (b) our projections regarding future operations, and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for current expected credit losses, loans held for sale at fair value, and real estate owned. See Note 2 – Significant Accounting Policies — to our condensed consolidated financial statements for further details.
Revenue Recognition
Interest income from commercial loans is recognized, as earned, over the loan period, whereas origination and modification fee revenue on commercial loans are amortized over the term of the respective notes.
CECL Allowance
We record an allowance for credit losses (“CECL”) on our loan portfolio in accordance with FASB Topic 326, Financial Instruments - Credit Losses, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. Further, CECL requires credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. As allowed under the CECL standard that we have adopted, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. We utilize a loss-rate method for estimating current expected credit losses. The loss rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, we consider various factors including (1) historical loss experience in our loan portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) management's current and future view of the macroeconomic environment. We also utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. Loans, interest receivable, due from borrowers, unfunded commitments, and investment securities are all presented net on our Condensed Consolidated Balance Sheets with expanded disclosures in the notes to our condensed consolidated financial statements. The change in the balances during the reporting period are recorded in our Condensed Consolidated Statements of Operations under the provision for credit losses.
Our Loan Portfolio
The following table highlights certain information regarding our real estate lending activities for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(in thousands, except number of loans)
Loans disbursed	$39,644	$80,952
Loans repaid	$23,652	$71,394
Principal of loans transferred to real estate owned	$5,888	$6,298
Number of loans transferred to real estate owned	1	2
	As of June 30, 2025	As of December 31, 2024
	(in thousands, except number of loans and weighted averages)
Number of loans held for investment outstanding	135	157
Gross principal amount of loans held for investment	$384,739	$376,991
Weighted average contractual interest rate(1)	12.72%	12.53%
Weighted average term to maturity (in months) (2)	6	4
______________________________________________________________
(1)Includes default interest.
(2)Does not give effect to extensions.
At June 30, 2025, our outstanding mortgage loan portfolio included loans with outstanding principal balance amount up to $38.3 million. The table below gives a breakdown of our loans held for investment by loan size as of June 30, 2025:

Amount	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)
$1,000,000 or less	64	47.4%	$25,973	6.8%
$1,000,001 to $5,000,000	52	38.5%	122,229	31.8%
$5,000,001 to $10,000,000	8	5.9%	50,674	13.2%
$10,000,001 or more	11	8.1%	185,863	48.3%
Total	135	100.0%	$384,739	100.0%

As of June 30, 2025, the primary markets in which we were exposed were Connecticut, Florida, Massachusetts and New York. The table below gives a breakdown of our loans held for investment by state as of June 30, 2025:

State	Number of Loans	Percentage	Gross Amount Outstanding	Percentage
			(in thousands)
Connecticut	65	48.1%	113,107	29.4%
Florida	17	12.6%	110,822	28.8%
Georgia	1	0.7%	3,840	1.0%
Maine	3	2.2%	2,508	0.7%
Maryland	4	3.0%	3,231	0.8%
Massachusetts	10	7.4%	56,213	14.6%
New Jersey	2	1.5%	6,455	1.7%
New York	17	12.6%	30,519	7.9%
North Carolina	5	3.7%	23,323	6.1%
Pennsylvania	2	1.5%	4,857	1.3%
Rhode Island	3	2.2%	1,927	0.5%
South Carolina	4	3.0%	13,816	3.6%
Tennessee	1	0.7%	12,895	3.4%
Washington D.C.	1	0.7%	1,226	0.3%
Total	135	100.0%	$384,739	100.0%
The following table details our loans held for investment as of June 30, 2025 by year of origination:

Year of Origination	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)
2025	12	8.9%	50,040	13.0%
2024	29	21.5%	42,614	11.1%
2023	26	19.3%	88,157	22.9%
2022	25	18.5%	59,745	15.5%
2021	28	20.7%	133,399	34.7%
2020	4	3.0%	6,311	1.6%
2019 and prior	11	8.1%	4,473	1.2%
Total	135	100.0%	384,739	100.0%
The following tables set forth information regarding the types of properties securing loans held for investment as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024

	(in thousands)
	Aggregate Gross Principal Amount	Percentage	Aggregate Gross Principal Amount	Percentage
Residential	$196,319	51.0%	$211,939	56.2%
Commercial	111,395	29.0%	95,509	25.3%
Pre-Development Land	15,506	4.0%	23,466	6.2%
Mixed Use	61,519	16.0%	46,077	12.2%
Total	$384,739	100.0%	$376,991	100.0%

Allowance for Credit Losses
Our allowance for credit losses is influenced by historical loss experience, current exposure by geographical region, current expected credit losses on loans in foreclosure based on fair value less cost to sell, non-performing status, and other supportable forecasts of economic conditions. A loan is considered non-performing once it has been delinquent on its monthly payments more than 90 days.
The following table presents the allowance for credit losses against unpaid principal balance of loans held for investment as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024

	(in thousands)
	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal
Performing – General reserve	$265,141	$(5,058)	1.9%	$289,910	$(5,051)	1.7%

Non-performing – General reserve	39,744	(659)	1.7%	5,396	(96)	1.8%
Non-performing – Direct reserves	55,818	(3,598)	6.4%	57,808	(7,265)	12.6%
Non-performing in Foreclosure – Direct reserves	24,036	(8,330)	34.7%	23,877	(6,058)	25.4%
Non-performing subtotal	$119,598	$(12,587)	10.5%	$87,081	$(13,419)	15.4%

Total	$384,739	$(17,645)	4.6%	$376,991	$(18,470)	4.9%
For further information, see Note 4 – Loans and Allowance for Credit Losses — to our condensed consolidated financial statements.
Real Estate Owned
As of June 30, 2025, we owned nineteen properties, each of which previously served as collateral for first mortgage loans. One and four properties were acquired during the three and six months ended June 30, 2025, respectively, in connection with foreclosure actions. Three and four properties were sold during the three and six months ended June 30, 2025, respectively.

The following table details the carrying value of each of our real estate owned properties reflected on our Condensed Consolidated Balance Sheets as of June 30, 2025:

Property Type	Location	Month of Acquisition	Carrying Value
			(in thousands)
Commercial - Restaurant	Bristol, CT	March 2019	$750
Land	Bristol, CT	December 2019	1,406
Land	Sturbridge, MA	November 2022	110
Residential - Single Family	Bellingham, MA	December 2023	293
Land	Stamford, CT	May 2024	115
Land	Stamford, CT	May 2024	115
Land	Cape Coral, FL	October 2024	900
Land	Cape Coral, FL	October 2024	350
Land	Cape Coral, FL	October 2024	350
Residential - Multi Family	Flagler Beach, FL	October 2024	3,382
Residential - Single Family	Gainsville, FL	November 2024	435
Mixed Use	New London, CT	November 2024	1,750
Commerical - Office	Windsor, CT	December 2024	1,600
Commerical - Office	Windsor, CT	December 2024	2,250
Land	New London, CT	November 2024	2,500
Land	Marathon, FL	January 2025	410
Residential - Single Family	Old Lyme, CT	May 2025	1,310
Residential - Single Family	Old Lyme, CT	May 2025	285
Residential - Single Family	Old Lyme, CT	May 2025	315
Total			$18,626
For further information, see Note 6 – Real Estate Owned (REO) — to our condensed consolidated financial statements.
Results of Operations
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Total revenue
Total revenue for the three months ended June 30, 2025 was $10.8 million compared to $15.1 million for the three months ended June 30, 2024, a decrease of $4.3 million, or 28.9%. The change in revenue was primarily due to the cumulative effect of materially lower net new origination over the last twelve months, resulting in a reduction in the unpaid principal balance of loans held for investment, in addition to a currently elevated amount of nonperforming loans and real estate owned. As of June 30, 2025, net loans held for investment totaled $364.5 million, compared to $485.7 million as of June 30, 2024, representing a decline of $121.2 million in the net principal balance. On the other hand, other income increased by $0.5 million. This was driven by the recognition of rental income from one project in 2025, which contributed $0.5 million during the quarter. No such rental income was recorded in the prior year.

Operating costs and expenses
Total operating expenses for three months ended June 30, 2025 were $9.7 million compared to $18.3 million for the three months ended June 30, 2024, a decrease of $8.6 million or 46.8%. The primary contributor to this decrease was the reduction in the provision for credit losses related to loans held for investment, which declined by $7.6 million or 89.1%. This change was driven by a decrease in direct allowances related to foreclosures and non-performing loans. Additionally, the change was due to reductions in interest and amortization expense of $0.8 million and change in valuation allowance related to loans held for sale of $1.1 million. Such reductions were partially offset by an increase in compensation and employee benefits of $0.5 million and other expenses totaling $0.3 million.

Net income (loss) attributable to common shareholders and net income (loss) attributable to common shareholders per share
Net income attributable to common shareholders for the three months ended June 30, 2025 was $0.8 million, or $0.02 per common share, compared to net loss attributable to common shareholders of $4.1 million, or $0.09 per common share, for the three months ended June 30, 2024.
Book value per common share
The following table sets forth the calculation of our book value per common share (in thousands, except share and per share data):

	June 30, 2025	March 31, 2025
Total shareholders’ equity	$177,907	$179,339
Series A Preferred Stock ($25 liquidation preference per share)	(57,669)	(57,669)
Total shareholders’ equity, net of preferred stock	$120,238	$121,670
Number of common shares outstanding at period end	47,310,139	47,310,139
Book value per common share	$2.54	$2.57
Book value per common share as of June 30, 2025, was $2.54, a decrease of $0.03 from our book value per common share as of March 31, 2025 of $2.57. Such decrease is primarily due to cash dividends declared and paid for the three months ended June 30, 2025 on issued and outstanding common shares and shares of Series A Preferred Stock totaling $3.5 million, or $0.07 per common share, partially offset by net income for the three months ended June 30, 2025 of $0.8 million, or $0.02 per common share.
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Total revenue
Total revenue for the six months ended June 30, 2025 was $22.2 million compared to $32.0 million for the six months ended June 30, 2024, a decrease of $9.8 million, or 30.7%. The change in revenue was primarily due to the cumulative effect of materially lower net new origination over the last twelve months, resulting in a reduction in the unpaid principal balance of loans held for investment, in addition to a currently elevated amount of nonperforming loans and real estate owned. As of June 30, 2025, net loans held for investment totaled $364.5 million, compared to $485.7 million as of June 30, 2024, representing a decline of $121.2 million in the net principal balance. On the other hand, income from our preferred membership limited liability company investments increased by $0.6 million or 25.6% from the prior year.
Operating costs and expenses
Total operating expenses for six months ended June 30, 2025 were $20.1 million compared to $30.8 million for the six months ended June 30, 2024, a decrease of$10.7 million or 34.7%. The largest contributors to this decrease was the decrease of $2.2 million in interest and amortization of deferred financing fees as a result of the repayment of $58.2 million of aggregate principal amount of our unsecured, unsubordinated notes in 2024, and a decrease in provision for credit losses related to loans held for investment of $7.9 million, as noted above.
Net income (loss) attributable to common shareholders and net income (loss) attributable to common shareholders per share
Net income attributable to common shareholders for the six months ended June 30, 2025 was $0.6 million, or $0.01 per common share, compared to net loss attributable to common shareholders of $0.5 million, or $0.01 per common share, for the six months ended June 30, 2024.

Book value per common share
The following table sets forth the calculation of our book value per common share (in thousands, except share and per share data):

	June 30, 2025	December 31, 2024
Total shareholders’ equity	$177,907	$181,651
Series A Preferred Stock ($25 liquidation preference per share)	(57,669)	(57,669)
Total shareholders’ equity, net of preferred stock	$120,238	$123,982
Number of common shares outstanding at period end	47,310,139	46,965,306
Book value per common share	$2.54	$2.64
Book value per common share as of June 30, 2025, was $2.54, a decrease of $0.10 from our book value per common share as of December 31, 2024 of $2.64. Such decrease is primarily due to cash dividends declared and paid for the six months ended June 30, 2025 on issued and outstanding common shares and Series A Preferred Stock totaling $7.0 million, or $0.15 per common share, partially offset by net income for the six months ended June 30, 2025 of $2.8 million, or $0.06 per common share.
Liquidity and Capital Resources
Total assets at June 30, 2025 were $501.8 million compared to $492.0 million at December 31, 2024, an increase of $9.8 million, or 2.0%. The net increase was due primarily to increase in cash and cash equivalents and loans held for investment from net proceeds available from our June 2025 private placement of senior secured notes that was not utilized in effective refinancing of existing debt on our balance sheet. .
Total liabilities at June 30, 2025 were $323.9 million compared to $310.3 million at December 31, 2024, an increase of $13.5 million, or 4.4%. This increase is primarily due to a $46.4 million increase in senior secured notes payable net of deferred financing costs of $3.6 million, offset by repayments of repurchase agreements of $19.2 million and lines of credit of $13.7 million.
Total shareholders’ equity at June 30, 2025 was $177.9 million compared to $181.7 million at December 31, 2024, a decrease of $3.7 million, or 2.1%. This decrease was due primarily to an aggregate of $7.0 million of dividends paid to holders of Series A Preferred Stock and common shares, which was partially offset by $2.8 million of cumulative net earnings for the six month period and $0.4 million increase in additional paid-in capital related to stock-based compensation.
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

These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below:

	Six Months Ended		One Year-Change
Amount	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Cash and cash equivalents, January 1	$18,066	$12,598	$5,468	43.4%
Net cash provided by operating activities	692	11,179	(10,487)	(93.8)%
Net cash (used in) provided by investing activities	(2,658)	27,534	(30,192)	(109.7)%
Net cash provided by (used in) financing activities	6,374	(40,734)	47,108	(115.6)%
Cash and cash equivalents, June 30	$22,474	$10,577	$11,897	112.5%
For a detailed breakdown of our cash flows during the six months ended June 30, 2025 and 2024, see our Condensed Consolidated Statement of Cash Flows.
We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, dividend payments, interest and principal payments on our indebtedness, including repayment/refinancing of the unsecured notes payable maturing in September 2025, and payments for usual and customary operating and administrative expenses, such as employee compensation and sales and marketing expenses. Based on this analysis, we believe that our current cash balances, availability on our debt facilities, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.
Our long-term cash needs will include principal and interest payments on outstanding indebtedness maturing late in 2026 and early 2027, preferred stock dividends and funding of new mortgage loans. Funding for long-term cash needs will come from unused net proceeds from financing activities, operating cash flows, refinancing existing debt, and proceeds from sales of real estate owned.
On March 20, 2025, we entered into a new Credit Agreement with Needham Bank, replacing the prior Needham Credit Facility, which was fully repaid and terminated on the same date. The new facility matures on March 2, 2026, and includes an option to extend the term by one year upon satisfaction of certain conditions. Under the new agreement, SN Holdings LLC (“SN Holdings”), our wholly owned subsidiary, serves as the borrower, and we serve as guarantor of all SN Holdings' obligations under the new Credit Agreement. The Needham Credit Facility is secured by a first priority lien on all the assets of SN Holdings, and includes a requirement that SN Holdings maintain assets equal to at least two times the outstanding principal balance under the facility. In addition, SN Holdings is required to collaterally assign to Needham a portfolio of mortgage loans with an outstanding principal balance of no less than the greater of $30 million or the full drawn balance on the facility. We, as guarantor, have also granted Needham a lien on substantially all of our assets, with the ability to request lien releases to facilitate other financings. The Needham Credit Facility, at the subsidiary borrower level, is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires SN Holdings to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of not less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents (at the consolidated guarantor level) and availability under the facility equal to or greater than $10 million; and (C) an Asset Coverage Ratio (as defined) of at least 150%. As of June 30, 2025, SN Holdings had borrowed $26.2 million under the new facility and was in compliance with all covenants under the Credit Agreement.
On June 11, 2025, Sachem Capital Corporation Holdings, LLC ("Holdings"), our indirect, wholly-owned subsidiary, consummated a private placement of $100.0 million aggregate principal amount of Senior Secured Notes due June 11, 2030 (the "Senior Secured Notes") to various institutional investors under a Note Purchase and Guaranty Agreement (the "Agreement"). An initial draw of $50.0 million was made at closing, and the remaining $50.0 million may be drawn at any time on or prior to May 15, 2026. The Company expects that it will draw the remaining $50.0 million during September 2025 immediately prior to its maturity redemption payment of $56.3 million of unsecured notes payable due September 30, 2025. The Senior Secured Notes bear interest at a fixed rate of 9.875% per annum, with interest only payable quarterly on the 1st day of March, June, September and December, and include a commitment fee of 1.0% on the undrawn portion of the Senior Secured Notes.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.
Contractual Obligations
As of June 30, 2025, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans and limited liability company investments.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

	(In thousands)
Unfunded portions of outstanding construction loans	$54,564	$11,288	$43,276	$—	$—
Unfunded commitments to investments in LLC's	2,420	2,420	—	—	—
Total contractual obligations	$56,984	$13,708	$43,276	$—	$—
Recent Accounting Pronouncements
See Note 2 — Significant Accounting Policies — to our condensed consolidated financial statements for explanation of recent accounting pronouncements impacting us.
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4.   CONTROLS AND PROCEDURES
(a)Evaluation and Disclosure Controls and Procedures
As of June 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025, due to the material weakness in internal control over financial reporting previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, related to stock-based compensation.
The Company is actively engaged in implementing its remediation plan to address this material weakness, including strengthening the review and approval processes for equity awards and improving oversight controls related to the terms of its equity compensation plans. These remediation efforts were ongoing as of June 30, 2025.
(b)Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6.   EXHIBITS

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (8)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (18)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (12)
3.2	Amended and Restated Bylaws, effective as of March 25, 2025 (21)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (3)
4.2	Third Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.3	Form of 7.75% Notes due 2025 (included as Exhibit A to Exhibit 4.2 above)
4.4	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate. (8)
4.5	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (5)
4.6	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.5 above).
4.7	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (9)
4.8	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.7 above)
4.9	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (22)
4.10	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.9 above)
4.11	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (11)
4.12	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.11 above)
4.13	Revolving Credit Note, dated March 20, 2025, in the principal amount of $50 million in favor of Needham Bank, as lender (20)
4.14	Note Purchase and Guaranty Agreement, dated June 11, 2025 (23)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.1(a)**	Amendment to Employment Agreement by and between John L. Villano and Sachem Capital Corp. (6)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.3	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC (7)
10.4	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association (7)
10.5**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (10)
10.6**
Final Form of the Restrictive Stock Grant Agreement dated July 19, 2022 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (18)

10.7
Credit and Security Agreement, dated as of March 20, 2025, among SN Holdings, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (20)

10.7(a)****
Amendment No.1 to the Credit and Security Agreement, dated as of June 9, 2025, among SN Holdings, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent*

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

10.14	Sachem Capital Corp. 2025 Omnibus Incentive Plan (24)
10.15**
Final Form of the Restrictive Stock Grant Agreement dated July 31, 2025 under the Sachem Capital Corp. 2025 Omnibus Incentive Plan between Sachem Capital Corp. and each of Arthur Goldberg and Brian Prinz*

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
______________________________________________________________
*Filed herewith.
**Compensation plan or arrangement for current or former executive officers and directors.
***Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

****     Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
(1)Previously filed as an exhibit to the Registration Statement on Form S-11, as amended (SEC File No.: 333-214323) and incorporated herein by reference.
(2)Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated herein by reference.
(3)Previously filed as an exhibit to the Current Report on Form 8-K on June 25, 2019 and incorporated herein by reference.
(4)Previously filed as an exhibit to the Current Report on Form 8-K on September 9, 2020 and incorporated herein by reference.
(5)Previously filed as an exhibit to the Current Report on Form 8-K on December 20, 2021 and incorporated herein by reference.
(6)Previously filed as an exhibit to the Current Report on Form 8-K on April 14, 2021 and incorporated herein by reference.
(7)Previously filed as an exhibit to the Current Report on Form 8-K on July 27, 2021 and incorporated herein by reference.
(8)Previously filed as an exhibit to the Current Report on Form 8-K on June 29, 2021 and incorporated herein by reference.
(9)Previously filed as an exhibit to the Current Report on Form 8-K on March 9, 2022 and incorporated herein by reference.
(10)Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(11)Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(12)Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(13)Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference.
(14)Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.
(15)Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
(16)Previously filed as an exhibit to the Current Report on Form 8-K on August 26, 2024 and incorporated herein by reference.
(17)Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference.
(18)Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2022 and incorporated herein by reference.
(19)Previously filed as an exhibit to the Current Report on Form 8-K on December 16, 2024 and incorporated herein by reference.

(20)Previously filed as an exhibit to the Current Report on Form 8-K on March 27, 2025 and incorporated herein by reference.
(21)Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
(22)Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(23)Previously filed as an exhibit to the Current Report on Form 8-K on June 16, 2025 and incorporated herein by reference.
(24)Previously filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A on April 30, 2025 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: August 5, 2025	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Interim Chief Financial Officer (Principal Accounting and Financial Officer)