Form 10-Q
period 2025-09-30
Sachem Capital Corp.
filed 2025-11-05
CIK 1682220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
As of November 4, 2025, the Issuer had a total of 47,691,121 common shares, $0.001 par value per share, outstanding.

SACHEM CAPITAL CORP.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) for the three and nine months ended September 30, 2025 includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.
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
ii

PART I.        FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$11,172	$18,066
Investment securities (at fair value)	1,429	1,517
Loans held for investment (net of deferred loan fees of $2,397 and $1,950)	372,823	375,041
Allowance for credit losses	(11,083)	(18,470)
Loans held for investment, net	361,740	356,571
Loans held for sale (net of valuation allowance of $574 and $4,880)	8,797	10,970
Interest and fees receivable (net of allowance of $2,915 and $3,133)	4,065	3,768
Due from borrowers (net of allowance of $906 and $1,135)	5,794	5,150
Real estate owned (net of impairment of $185 and $492)	18,912	18,574
Investments in limited liability companies	41,167	53,942
Investments in developmental real estate, net	22,612	14,032
Property and equipment, net	3,053	3,222
Other assets	5,656	6,164
Total assets	$484,397	$491,976

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $2,241 and $3,713)	$171,013	$226,526
Senior secured notes payable (net of deferred financing costs of $3,554 and $0)	86,446	—
Repurchase agreements	7,825	33,708
Mortgage payable	939	1,002
Lines of credit	32,740	40,000
Accounts payable and accrued liabilities	3,377	4,377
Advances from borrowers	5,811	4,047
Below market lease intangible	628	665
Total liabilities	308,779	310,325

Commitments and Contingencies - Note 14

Shareholders’ equity:
Preferred shares - $0.001 par value; 5,000,000 shares authorized; 2,903,000 shares designated as Series A Preferred Stock; 2,306,748 shares of Series A Preferred Stock issued and outstanding at September 30, 2025 and December 31, 2024	2	2
Common shares - $0.001 par value; 200,000,000 shares authorized; 47,691,121 and 46,965,306 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	48	47
Additional paid-in capital	257,600	256,956
Cumulative net earnings	39,306	35,518
Cumulative dividends paid	(121,338)	(110,872)
Total shareholders’ equity	175,618	181,651
Total liabilities and shareholders’ equity	$484,397	$491,976
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Interest income from loans	$8,326	$11,420	$23,696	$35,816
Fee income from loans	1,964	1,843	5,160	6,543
Income from limited liability company investments	1,098	1,495	4,128	3,907
Other investment income	85	3	102	388
Other income	527	24	1,131	81
Total revenues	12,000	14,785	34,217	46,735

Operating expenses
Interest and amortization of deferred financing costs	6,565	6,836	18,798	21,278
Compensation and employee benefits	2,334	1,745	5,926	5,053
General and administrative expenses	1,679	2,301	4,338	4,797
Provision for credit losses related to loans held for investment	812	8,096	2,788	17,964
Change in valuation allowance related to loans held for sale	33	—	(1,014)	—
Impairment loss on real estate owned	185	320	185	397
Loss (gain) on sale of real estate owned and property and equipment, net	312	(30)	181	(294)
Other expenses	447	339	1,287	1,205
Total operating expenses	12,367	19,607	32,489	50,400
Operating (loss) income	(367)	(4,822)	1,728	(3,665)

Other income, net
Gain (loss) on equity securities	1,364	(229)	2,060	229
Total other income, net	1,364	(229)	2,060	229
Net income (loss)	997	(5,051)	3,788	(3,436)
Preferred stock dividends	(1,117)	(1,095)	(3,352)	(3,187)
Net (loss) income attributable to common shareholders	$(120)	$(6,146)	$436	$(6,623)

Basic and diluted (loss) earnings per common share	$0.00	$(0.13)	$0.01	$(0.14)
Basic and diluted weighted average number of common shares outstanding	46,902,151	47,339,635	46,854,457	47,390,113
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$997	$(5,051)	$3,788	$(3,436)
Other comprehensive income (loss):
Reversal of losses from unrealized to realized	—	—	—	(65)
Unrealized holding losses on available for sale (“AFS”) securities	—	—	—	(251)
Comprehensive income (loss)	$997	$(5,051)	$3,788	$(3,752)
Preferred stock dividend	$(1,117)	$(1,095)	$(3,352)	$(3,187)
Total comprehensive income (loss) attributable to common shareholders	$(120)	$(6,146)	$436	$(6,939)
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands, except share data)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, July 1, 2025	2,306,748	$2	47,310,139	$47	$257,384	$—	$38,309	$(117,835)	$177,907

Stock-based compensation, less shares forfeited	—	—	380,982	1	216	—	—	—	217

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(1,117)	(1,117)

Dividends paid on common shares	—	—	—	—	—	—	—	(2,386)	(2,386)

Net income	—	—	—	—	—	—	997	—	997
Balance, September 30, 2025	2,306,748	$2	47,691,121	$48	$257,600	$—	$39,306	$(121,338)	$175,618

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, July 1, 2024	2,206,128	$2	47,547,051	$48	$255,928	$—	$76,704	$(102,514)	$230,168
								.
Issuance of Series A Preferred Stock, net of expenses	73,696	—	—	—	1,541	—	—	—	1,541

Stock buyback	—	—	(535,369)	(1)	(1,372)	—	—	—	(1,373)

Stock-based compensation	—	—	(333)	—	213	—	—	—	213

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(1,095)	(1,095)

Dividends Paid on common shares	—	—	—	—	—	—	—	(3,796)	(3,796)

Net loss	—	—	—	—	—	—	(5,051)	—	(5,051)
Balance, September 30, 2024	2,279,824	$2	47,011,349	$47	$256,310	$—	$71,653	$(107,405)	$220,607

The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands, except share data)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,306,748	$2	46,965,306	$47	$256,956	$—	$35,518	$(110,872)	$181,651

Stock-based compensation, less shares forfeited	—	—	725,815	1	644	—	—	—	645

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(3,352)	(3,352)

Dividends paid on Common Shares	—	—	—	—	—	—	—	(7,114)	(7,114)

Net income	—	—	—	—	—	—	3,788	—	3,788
Balance, September 30, 2025	2,306,748	$2	47,691,121	$48	$257,600	$—	$39,306	$(121,338)	$175,618

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,029,923	$2	46,765,483	$47	$249,826	$316	$75,089	$(95,204)	$230,076

Issuance of Series A Preferred Stock, net of expenses	249,901	—	—	—	5,157	—	—	—	5,157

Issuance of common shares, net of expenses	—	—	568,711	1	2,049	—	—	—	2,050

Stock buyback	—	—	(535,369)	(1)	(1,372)	—	—	—	(1,373)

Stock-based compensation	—	—	212,524	—	650	—	—	—	650

Reversal of losses from unrealized to realized	—	—	—	—	—	(65)	—	—	(65)

Unrealized holding losses on AFS securities	—	—	—	—	—	(251)	—	—	(251)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(3,187)	(3,187)

Dividends Paid on common shares	—	—	—	—	—	—	—	(9,014)	(9,014)

Net income	—	—	—	—	—	—	(3,436)	—	(3,436)
Balance, September 30, 2024	2,279,824	$2	47,011,349	$47	$256,310	$—	$71,653	$(107,405)	$220,607
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,788	$(3,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	1,653	1,860
Depreciation and amortization expense	368	281
Stock-based compensation	645	650
Provision for credit losses related to loans held for investment	2,788	17,964
Change in valuation allowance related to loans held for sale	(1,014)	—
Impairment loss on real estate owned	185	397
Loss (gain) on sale of real estate owned and property and equipment, net	181	(294)
Gain on extinguishment of debt	(140)	—
Gain on equity securities	(2,060)	(229)
Change in deferred loan fees	446	(1,278)
Changes in operating assets and liabilities:
Interest and fees receivable, net	(79)	(563)
Other assets	310	3,509
Due from borrowers, net	(2,251)	(1,666)
Accounts payable and accrued liabilities	(960)	257
Advances from borrowers	1,764	(3,942)
Total adjustments and operating changes	1,836	16,946
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,624	13,510

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	—	(7,767)
Proceeds from the sale of investment securities	2,148	43,964
Purchase of interests in limited liability companies	(5,742)	(11,082)
Proceeds from investments in limited liability companies	18,517	—
Proceeds from sale of real estate owned	3,282	2,008
Acquisitions of and improvements to real estate owned	(235)	—
Purchase of property and equipment	(55)	26
Investments in developmental real estate	(2,762)	(2,482)
Principal disbursements for loans	(125,609)	(115,670)
Principal collections on loans	112,045	135,265
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,589	44,262

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	58,840	—
Repayments on lines of credit	(66,100)	(26,292)
Proceeds from repurchase agreements	11,693	—
Repayments of repurchase agreements	(37,576)	(2,979)
Repayment of mortgage payable	(63)	(59)
Repayment of notes payable	(56,845)	(23,647)
Dividends paid on common shares	(7,114)	(14,159)
Dividends paid on Series A Preferred Stock	(3,352)	(3,187)
Proceeds from issuance of Senior Secured Notes	90,000	—
Payments of deferred financing costs	(3,590)	—
Repurchase of common shares	—	(1,373)
Proceeds from issuance of common shares, net of expenses	—	2,050
Proceeds from issuance of Series A Preferred Stock, net of expenses	—	5,157
NET CASH USED IN FINANCING ACTIVITIES	(14,107)	(64,489)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,894)	(6,717)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	18,066	12,598

CASH AND CASH EQUIVALENTS – END OF PERIOD	$11,172	$5,881
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)
(dollars in thousands)

	Nine months ended
	September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$17,072	$19,852
Cash paid during the period for income tax	$201	$140
Real estate acquired in connection with foreclosure of certain mortgages	$17,185	$—
Loans held for sale transferred to loans held for investment	$6,479	$—
Developmental real estate acquired in settlement of loan held for investment	$1,696	$—
Developmental real estate transferred from real estate owned	$4,250	$—
Loans originated from sale of real estate owned	$840	$—
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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
Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. However, in the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K. The balance sheet information as of December 31, 2024 is derived from audited financial statements, but does not include all disclosures required by GAAP. Results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.
Basis of Presentation and Principles of Consolidation
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for Current Expected Credit Losses ("CECL"), as described in Note 4 below, loans held for sale at fair value and real estate owned.
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated in consolidation.
Variable Interest Entities
On March 20, 2025, the Company formed SN Holdings LLC (“SN Holdings”), a wholly owned subsidiary of the Company, for the sole purpose of acting as the borrower under a new revolving credit facility with Needham Bank (the “2025 Needham Credit Facility”). Simultaneously with the execution of the 2025 Needham Credit Facility, the Company terminated and repaid in full the outstanding balance under its previous credit facility with Needham Bank.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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
As of September 30, 2025, SN Holdings had total assets of $90.6 million and total liabilities of $36.0 million, consisting primarily of collateralized mortgage loans and borrowings under the 2025 Needham Credit Facility. The assets of SN Holdings can only be used to settle obligations of SN Holdings and are not available to the Company or its creditors, other than as permitted under the intercompany guaranty and lien release provisions of the 2025 Needham Credit Facility.
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
Holdings is a VIE under the guidance of FASB ASC 810-10, Consolidation, as it was established with insufficient equity at risk and does not have independent operations apart from the Company. The Company has determined that it is the primary beneficiary of Holdings because it has both (i) the power to direct the activities that most significantly impact Holdings’ economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to Holdings, primarily through its role as the guarantor of the Secured Notes and through its ability to direct all operational and financing decisions. Accordingly, Holdings has been consolidated in the Company’s condensed consolidated financial statements.
As of September 30, 2025, Holdings had total assets of $206.8 million and total liabilities of $92.6 million, consisting primarily of collateralized mortgage loans and indebtedness evidenced by the Secured Notes. The assets of Holdings can only be used to settle obligations of Holdings and are not available to the Company or its creditors.
3.    Fair Value Measurement
The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement
(in thousands)	September 30, 2025	December 31, 2024
Level 1
Investment securities	$1,429	$1,517
Level 3
Loans held for sale, net	8,797	10,970
The following table illustrates assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurement
(in thousands)	September 30, 2025	December 31, 2024
Level 3
Individually evaluated loans, net of allowance for credit losses	$77,619	$80,757
Real estate owned, net	18,912	18,574
There were no nonrecurring fair value adjustments to the above assets for the nine months ended September 30, 2025.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

The following table presents the carrying amounts and fair values of financial instruments at September 30, 2025 and December 31, 2024:

	Carrying Amount		Fair Value Measurement
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

Level 1
Cash and cash equivalents	$11,172	$18,066	$11,172	$18,066
Notes payable (listed) – fixed rate debt	173,254	230,239	162,449	194,810
Investment securities	1,429	1,517	1,429	1,517
Level 2
Lines of credit and repurchase agreements – variable rate debt	40,565	73,708	40,565	73,708
Level 3
Loans held for investment, net	361,740	356,571	361,740	356,571
Loans held for sale, net	8,797	10,970	8,797	10,970
Interest and fees receivable and due from borrowers	9,859	8,918	9,859	8,918
Investments in limited liability companies	41,167	53,942	41,167	53,942
Advances from borrowers	5,811	4,047	5,811	4,047
Senior secured notes payable	90,000	—	91,038	—
Mortgage payable	939	1,002	939	1,002
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
Impact of Fair Value of Available-for-sale Securities on Other Comprehensive Income
The following table presents the impact of the Company’s AFS securities - debt securities on its Other Comprehensive Income (“OCI”) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
OCI from AFS securities – debt securities:
Unrealized gain on debt securities at beginning of period	$—	$—	$—	$316
Reversal of losses from unrealized to realized	—	—	—	(65)
Unrealized holding losses on AFS securities	—	—	—	(251)
Change in OCI from AFS debt securities	—	—	—	(316)
Balance at end of period	$—	$—	$—	$—
As of September 30, 2025 and December 31, 2024, the Company did not hold any debt securities.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

4.    Loans and Allowance for Credit Losses
Loans include loans held for investment that are accounted for at amortized cost net of allowance for credit losses and loans held for sale that are accounted for at the lower of cost or market net of a valuation allowance. The classification for a loan is based on management’s strategy for the loan.
Loans held for investment
As of September 30, 2025 and December 31, 2024, the Company had 119 and 157 loans held for investment, respectively.
As of September 30, 2025 and December 31, 2024, the Company had direct reserves on outstanding principal for loans held for investment of $5.5 million and $13.3 million, respectively.
Loans held for sale
The Company offers mortgage notes receivable to be sold in real estate capital markets. The Company does not originate loans with the intent to designate them as loans held for sale. Nevertheless, as of September 30, 2025, the Company had designated seven loans as held for sale. These seven loans had a gross outstanding principal balance of $9.4 million and an aggregate valuation allowance of $0.6 million based on the lower of cost or market value. As of December 31, 2024, the Company had designated 11 loans as held for sale. These loans had a gross outstanding principal balance of $15.9 million and an aggregate valuation allowance of $4.9 million based on the lower of cost or market value. As of both September 30, 2025 and December 31, 2024, such loans were on non-accrual status and pending foreclosure.
The following table presents relevant data relating to the Company's loans held for sale as of September 30, 2025:

	Balance as of December 31, 2024	Transfers in	Change in valuation allowance	Transfers out, net	Balance as of September 30, 2025
	(in thousands)
Loans held for sale, net	$10,970	$—	$1,014	$(3,187)	$8,797
Total loans held for sale, net	$10,970	$—	$1,014	$(3,187)	$8,797

Loan portfolio
As of September 30, 2025 and December 31, 2024, loans held for investment on non-accrual status had an outstanding principal balance of $104.1 million and $87.1 million, respectively. The non-accrual loans are inclusive of loans pending foreclosure. The following table summarizes the Company’s loan portfolio by past due status:

	Loans held for investment
(in thousands)	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total
As of September 30, 2025	$261,595	$9,559	$—	$104,066	$375,220
As of June 30, 2025	$257,780	$6,065	$1,295	$119,599	$384,739
As of March 31, 2025	$220,538	$37,617	$2,114	$107,591	$367,860
As of December 31, 2024	$223,513	$49,460	$16,936	$87,082	$376,991
As of September 30, 2025, the Company’s mortgage loan portfolio includes loans with stated interest rates ranging from 7.0% to 15.0%. The default interest rate is generally 18.0%, but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

As of September 30, 2025 and December 31, 2024, the Company had one borrower representing 13.4% and 14.0% of the outstanding mortgage loan portfolio, or $50.4 million and $55.0 million, respectively. These loans are included in our nonperforming loan portfolio.
The following table presents the Company’s loans held for investment portfolio by geographical location as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
New England	$158,731	42.3%	$179,421	47.6%
Mid-Atlantic	40,096	10.7%	42,304	11.2%
South	176,393	47.0%	151,165	40.1%
West	—	—%	4,101	1.1%
Total	$375,220	100.0%	$376,991	100.0%
The following tables present the carrying value of the Company’s loans held for investment portfolio based on credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	September 30, 2025	Year Originated (1)
FICO Score (2)(in thousands)	Carrying Value	2025	2024	2023	2022	2021	Prior
Loans held for investment:
Under 500	$142	$—	$142	$—	$—	$—	$—
501-550	1,072	—	—	—	—	944	128
551-600	286	286	—	—	—	—	—
601-650	19,005	2,743	6,840	1,052	1,795	—	6,575
651-700	85,601	17,851	4,755	6,777	9,961	44,866	1,391
701-750	117,296	19,278	7,089	27,134	756	62,088	951
751-800	134,194	35,268	22,943	42,869	13,355	19,759	—
801-850	17,624	3,285	—	1,700	12,639	—	—
Total	$375,220	$78,711	$41,769	$79,532	$38,506	$127,657	$9,045

	December 31, 2024	Year Originated (1)
FICO Score (2)(in thousands)	Carrying Value	2024	2023	2022	2021	2020	Prior
Loans held for investment:
Under 500	$140	$140	$—	$—	$—	$—	$—
501-550	2,860	—	—	—	1,060	—	1,800
551-600	7,094	1,222	290	2,170	1,816	636	960
601-650	28,779	8,432	3,347	1,798	7,411	6,149	1,642
651-700	35,711	4,250	7,177	10,302	12,079	660	1,243
701-750	159,575	6,275	40,459	11,982	97,980	1,023	1,856
751-800	124,599	26,465	32,016	36,280	28,427	1,411	—
801-850	18,233	—	415	17,818	—	—	—
Total	$376,991	$46,784	$83,704	$80,350	$148,773	$9,879	$7,501
_______________________________________________________________
(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(2)The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.
Loan modifications made to borrowers experiencing financial difficulty
The following tables present loan modifications during the periods indicated made to borrowers experiencing financial difficulty:

(in thousands)	Three Months Ended September 30, 2025
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$—	—%	Unpaid interest/taxes/charges added to principal balance
Term extension	$28,952	8.0%	A weighted average of 9.9 months were added to the life of the loans

(in thousands)	Three Months Ended September 30, 2024
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$11,835	2.6%	Unpaid interest/taxes/charges added to principal balance
Term extension	$16,113	3.5%	A weighted average of 5.0 months were added to the life of the loans

(in thousands)	Nine Months Ended September 30, 2025
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$15,130	4.2%	Unpaid interest/taxes/charges added to principal balance
Term extension	$75,269	20.8%	A weighted average of 7.9 months were added to the life of the loans

(in thousands)	Nine Months Ended September 30, 2024
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$33,500	7.3%	Unpaid interest/taxes/charges added to principal balance
Term extension	$132,602	29.0%	A weighted average of 8.4 months were added to the life of the loans
As of September 30, 2025, the Company had commitments to lend additional amounts totaling approximately $6.8 million to borrowers experiencing financial difficulty. During the nine months ended September 30, 2025, the

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

Company modified the interest rate on thirteen loans with an outstanding principal balance of $30.4 million. The change in the rate was due to taking the loan off default rate.
The following table presents the performance of loans that have been modified in the last 12 months to borrowers experiencing financial difficulty. Of the loans that were modified in the last 12 months to borrowers experiencing financial difficulty, one loan defaulted during the period.

	As of September 30, 2025
(in thousands)	Current	90-119 days past due	120+ days past due	Total
Principal modification, with no term extension	$15,130	$—	$—	$15,130
Term extension	$70,767	$4,502	$—	$75,269
Deferred loan fees
As of September 30, 2025 and December 31, 2024, the Company had $2.4 million and $2.0 million, respectively, of deferred loan fee revenue relating to loans held for investment. There were no such deferred fees for loans held for sale as of September 30, 2025 and December 31, 2024.
Allowance for credit losses
The following table presents the financial statement line items that are impacted by the allowance for credit losses for the three months ended September 30, 2025:

	Balance as of June 30, 2025	Provision for (recovery of) credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Balance as of September 30, 2025

	(in thousands)
Loans held for investment	$17,645	$(3,923)	$—	$(2,639)	$11,083
Interest and fees receivable	3,074	(159)	—	—	2,915
Due from borrower	1,676	674	—	(1,444)	906
Unfunded commitments	1,029	(146)	—	—	883
Real estate owned	—	4,366	—	(4,366)	—
Total allowance for credit losses	$23,424	$812	$—	$(8,449)	$15,787
The following table presents the financial statement line items that are impacted by the allowance for credit losses for the nine months ended September 30, 2025:

	Balance as of December 31, 2024	Provision for (recovery of) credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Balance as of September 30, 2025

	(in thousands)
Loans held for investment	$18,470	$(6,905)	$3,292	$(3,774)	$11,083
Interest and fees receivable	3,133	(218)	—	—	2,915
Due from borrower	1,135	1,608	—	(1,837)	906
Unfunded commitments	924	(41)	—	—	883
Real estate owned	—	8,344	—	(8,344)	—
Total allowance for credit losses	$23,662	$2,788	$3,292	$(13,955)	$15,787

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

The following table presents activity in the allowance for credit losses by geographic location with respect to loans held for investment for the three months ended September 30, 2025:

	Allowance for credit losses as of June 30, 2025	Provision for (recovery of) credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Allowance for credit losses as of September 30, 2025
	(in thousands)
New England	$10,466	$(4,162)	$—	$—	$6,304
Mid-Atlantic	4,056	(255)	—	(2,639)	1,162
South	1,290	449	—	—	1,739
West	1,833	45	—	—	1,878
Total	$17,645	$(3,923)	$—	$(2,639)	$11,083
The following table presents activity in the allowance for credit losses by geographic location with respect to loans held for investment for the nine months ended September 30, 2025:

	Allowance for credit losses as of December 31, 2024	Provision for (recovery of) credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Allowance for credit losses as of September 30, 2025
	(in thousands)
New England	$12,844	$(9,832)	$3,292	$—	$6,304
Mid-Atlantic	1,857	2,411	—	(3,106)	1,162
South	1,802	605	—	(668)	1,739
West	1,967	(89)	—	—	1,878
Total	$18,470	$(6,905)	$3,292	$(3,774)	$11,083
The following table presents charge-offs on loan principal related to loans held for investment by fiscal year of origination for the three months ended September 30, 2025:

	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Current period charge-offs	$—	$—	$—	$158	$2,481	$—	$2,639
Total	$—	$—	$—	$158	$2,481	$—	$2,639
The following table presents charge-offs on loan principal related to loans held for investment by fiscal year of origination for the nine months ended September 30, 2025:

	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Current period charge-offs	$—	$134	$—	$645	$2,995	$—	$3,774
Total	$—	$134	$—	$645	$2,995	$—	$3,774

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

5. Investment in Developmental Real Estate, net
As of September 30, 2025 and December 31, 2024, investment in developmental real estate, net consisted of the following:

September 30, 2025	Cost	Accumulated Depreciation	Investment in Developmental Real Estate, Net

	(in thousands)
Land	$11,432	$—	$11,432
Building	5,332	(187)	5,145
Site improvements	870	(54)	816
Tenant improvements	1,183	(66)	1,117
Construction in progress	4,026	—	4,026
Lease intangibles	81	(5)	76
Total	$22,924	$(312)	$22,612

December 31, 2024	Cost	Accumulated Depreciation	Investment in Developmental Real Estate, Net

	(in thousands)
Land	$4,557	$—	$4,557
Building	4,936	(154)	4,782
Site improvements	359	(30)	329
Tenant improvements	1,182	—	1,182
Construction in progress	3,141	—	3,141
Lease intangibles	41	—	41
Total	$14,216	$(184)	$14,032
During the three and nine months ended September 30, 2025, the Company acquired a developmental property for $1.5 million and transferred two land parcels carried at an aggregate value of $4.3 million from real estate owned to investments in developmental real estate. There were no such acquisitions or transfers during the three and nine months ended September 30, 2024.
For the nine months ended September 30, 2025 and 2024, depreciation and amortization expense related to developmental real estate was $0.1 million and $0.1 million, respectively, which is presented in other expenses on the Company’s Condensed Consolidated Statements of Operations. Tenant improvements and other intangibles associated with the tenant began amortizing upon commencement of the lease that occurred in February 2025. Amortization related to tenant improvements and intangibles was $71,000 for the nine months ended September 30, 2025 compared to no such amortization for the nine months ended September 30, 2024.
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

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

As of September 30, 2025, future minimum rents under non-cancelable operating leases were as follows:

Years Ending December 31,	Amount
(in thousands)
2025 (remaining three months)	$—
2026	936
2027	1,267
2028	1,292
2029	1,318
Thereafter	8,852
Total	$13,665
The Company acquired one property in investment in developmental real estate that was subject to an in place lease during 2023. In the purchase price allocation, the Company recorded an acquired below market lease intangible of $0.7 million. The estimated annual amortization of the below market lease intangible is $0.1 million per year.
6.    Real Estate Owned (“REO”)
Property acquired through foreclosure are included on the Condensed Consolidated Balance Sheets as real estate owned and further categorized as held for sale or held for rental, described in detail below.
As of September 30, 2025 and December 31, 2024, real estate owned, net totaled $18.9 million and $18.6 million, respectively. During the nine months ended September 30, 2025, the Company recorded an impairment loss on real estate owned of $0.2 million compared to an impairment loss of $0.5 million for the year ended December 31, 2024, which is considered a Level 3 non-recurring fair market value adjustment.
The following table presents the Company’s REO activity during the nine months ended September 30, 2025:

(in thousands)
Real estate owned at December 31, 2024	$18,574
Principal basis transferred to real estate owned	17,185
Investment in real estate owned	235
Charge-offs on principal transferred	(8,344)
Proceeds from sale of real estate owned	(3,282)
Real estate owned transferred to investment in developmental real estate	(4,250)
Loans origination from sale of real estate owned	(840)
Impairment of real estate owned	(185)
Loss on sale of real estate owned	(181)
Real estate owned at September 30, 2025	$18,912
As of September 30, 2025, REO included $0.8 million of real estate held for rental and $18.1 million of real estate held for sale. As of December 31, 2024, REO included $0.8 million of real estate held for rental and $17.8 million of real estate held for sale.
Properties Held for Sale
During the nine months ended September 30, 2025, the Company sold ten properties held for sale and recognized a loss on sale of $0.2 million. In addition, the Company transferred two properties held for sale to investments in developmental real estate carried at an aggregate value of $4.3 million. During the nine months ended September 30, 2024, the Company sold eleven property held for sale and recognized a gain on sale of $0.3 million. There were no properties

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

transferred from held for sale to investments in developmental real estate during the three and nine months ended September 30, 2024. Such sales are included in gain on sale of real estate owned and property and equipment, net on the Company’s Condensed Consolidated Statements of Operations.
Properties Held for Rental
As of September 30, 2025 and December 31, 2024, one property, a commercial building, was held for rental. The tenant signed a 5-year lease that commenced on August 1, 2021.
As of September 30, 2025, future minimum rents under this lease were as follows:

Years Ending December 31,	Amount
(in thousands)
2025 (remaining three months)	$18
2026	31
Total	$49
7.   Property and Equipment, net
The following tables represent the Company’s property and equipment, net as of September 30, 2025 and December 31, 2024:

September 30, 2025	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,594	$(222)	$2,372
Land	255	—	255
Furniture and fixtures	308	(168)	140
Computer hardware and software	312	(268)	44
Vehicles	435	(193)	242
Total property and equipment, net	$3,904	$(851)	$3,053

December 31, 2024	Cost	Accumulated Depreciation	Property and Equipment, Net

	(in thousands)
Building	$2,557	$(110)	$2,447
Land	255	—	255
Furniture and fixtures	308	(117)	191
Computer hardware and software	295	(246)	49
Vehicles	435	(155)	280
Total property and equipment, net	$3,850	$(628)	$3,222

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

8.   Other Assets
As of September 30, 2025 and December 31, 2024, other assets consisted of the following:

	September 30, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$394	$575
Other receivables	927	1,793
Other assets	28	190
Notes receivable	2,030	2,130
Deferred financing costs, net	89	—
Straight line rent receivable	765	—
Deferred leasing costs, net	365	387
Acquired in-place lease intangible, net	537	568
Goodwill	391	391
Intangible asset – trade name	130	130
Total	$5,656	$6,164

The estimated annual amortization of acquired in-place lease intangible is $57,000 per year. The estimated annual amortization of deferred leasing costs is $39,000 per year.
9.    Lines of Credit, Mortgage Payable and Churchill Facility
Line of Credit – Needham Bank
The Company has maintained a Credit and Security Agreement (the “Credit Agreement”) with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (“Needham”) for the lenders party thereto (the “Lenders”) with respect to revolving credit facility (“Needham Credit Facility”) with commitments of $50.0 million and $65.0 million, subject to borrowing base limitations and covenant compliance, at September 30, 2025 and December 31, 2024, respectively.
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
As of September 30, 2025 and December 31, 2024, the total outstanding principal balances on the respective Needham Credit Facilities were $32.7 million and $40.0 million, respectively, with interest rates of 7.00% and 7.25%, respectively.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

Loans under the 2025 Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). Interest is paid monthly. All outstanding revolving loans and accrued but unpaid interest are due and payable on the maturity date. As of September 30, 2025, SN Holdings had $90.6 million of assets pledged to Needham.
The Company was in compliance with all facility covenants as of September 30, 2025.
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
As of September 30, 2025 and December 31, 2024, the total outstanding principal balance on the NHB Mortgage was $0.9 million and $1.0 million, respectively.
Churchill MRA Funding I LLC Repurchase Financing Facility
On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. The Company uses the proceeds from the Churchill Facility to finance the continued expansion of its lending business and for general corporate purposes. Under the terms of the Churchill Facility, the Company has the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill has the right, but not the obligation, to purchase those loans. In addition, the Company has the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill will pay for each mortgage loan it purchases will vary based on the attributes of the loan and various other factors. The repurchase price is calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company has also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Churchill Facility is equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR (which replaced the 90-day LIBOR) plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of September 30, 2025 and December 31, 2024, the effective interest rate charged under the facility was 8.33% and 8.69%, respectively.
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
The Company was in compliance with all facility covenants as of September 30, 2025.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

The following table presents the outstanding balances under the Churchill Facility:

	September 30, 2025		December 31, 2024
	Total Outstanding	Rate	Total Outstanding	Rate
	(in thousands)		(in thousands)
Repurchase Agreement	$7,825	8.33%	$33,708	8.69%
The following table presents loans held for investment pledged as collateral under the Churchill Facility:

	September 30, 2025		December 31, 2024
	Total Carrying Value Loans Pledged	Number of Loans	Total Carrying Value Loans Pledged	Number of Loans
	(in thousands)		(in thousands)
Loans held for investment sold under the repurchase agreement	$30,718	7	$66,365	17
The following table presents the contractual maturities for loans held for investment sold under the Churchill Facility agreement:

	September 30, 2025	December 31, 2024

	(in thousands)
Maturing within one year	$28,887	$56,050
After one but within two years	1,831	10,315
Total	$30,718	$66,365
The NHB Mortgage and the Churchill Facility contain cross-default provisions.
10.    Unsecured Notes Payable
At September 30, 2025, the Company had an aggregate of $173.3 million of unsecured, unsubordinated notes payable outstanding, net of deferred financing costs (collectively, the “Notes”). At September 30, 2025, the Company had four series of Notes outstanding:
(i)Notes having an aggregate principal amount of $51.7 million bearing interest at 6.0% per annum and maturing December 30, 2026 (the “December 2026 Notes”);
(ii)Notes having an aggregate principal amount of $51.8 million bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”);
(iii)Notes having an aggregate principal amount of $29.7 million bearing interest at 7.125% per annum and maturing June 30, 2027 (the “June 2027 Notes”); and
(iv)Notes having an aggregate principal amount of $40.1 million bearing interest at 8.00% per annum and maturing September 30, 2027 (the “September 2027 Notes”).
The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company was in compliance with all

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

debt covenants as of September 30, 2025. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, all the Notes are callable at any time.
The Company repaid in full the unsecured notes payable having an aggregate principal amount of $56.3 million which bore interest at 7.75% per annum when they matured on September 30, 2025. These notes previously traded on the NYSE American under the symbol "SCCC".
During the three months ended September 30, 2025, the Company repurchased and cancelled $0.6 million of unsecured notes payable for $0.5 million, resulting in a $0.1 million gain on extinguishment of debt which is included in other income in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025.
The following table presents the future principal payments on the notes payable as of September 30, 2025:

Years ending December 31,	Amount
(in thousands)
2025 (remaining three months)	$—
2026	51,750
2027	121,504
Total principal payments	$173,254
Deferred financing costs	(2,241)
Total notes payable, net of deferred financing costs	$171,013
The following table presents the estimated amortization of the deferred financing costs as of September 30, 2025:

Years ending December 31,	Amount
(in thousands)
2025 (remaining three months)	$337
2026	1,410
2027	494
Total deferred costs	$2,241
11.    Senior Secured Notes Payable
On June 11, 2025, Holdings, an indirect, wholly-owned subsidiary of the Company, consummated a private placement of $100.0 million aggregate principal amount of Senior Secured Notes due June 11, 2030 (the "Senior Secured Notes") to various institutional investors under a Note Purchase and Guaranty Agreement (the "Senior Secured Note Purchase Agreement"). An initial draw of $50.0 million was made at closing, an additional draw of $40.0 million was made in September 2025, and the remaining $10.0 million may be drawn at any time on or prior to May 15, 2026. The Senior Secured Notes bear interest at a fixed rate of 9.875% per annum, with interest only payable quarterly on the 1st day of March, June, September and December, and include a commitment fee of 1.0% on the undrawn portion of the Senior Secured Notes. The Company paid an approximately $1.5 million original issue discount on the $100.0 million aggregate principal amount which is part of the $3.6 million of deferred financing costs recorded related to the Senior Secured Notes. The deferred financing costs will be amortized over the five year term of the Senior Secured Notes using the effective interest method and amortization by year is as follows: 2025 - $164,000, 2026 - $609,000, 2027 - $718,000, 2028 - $804,000, 2029 - $894,000, and 2030 - $401,000.
The Senior Secured Notes allow optional prepayment subject to a declining make-whole amount during the first three years, a declining prepayment premium in the fourth year, and then no make-whole payment or prepayment premium after the fourth year through maturity. Upon a change of control, holders of the Senior Secured Notes have the right to

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

prepayment, if accepted, at 101% of the outstanding principal. The Senior Secured Note Purchase Agreement contains affirmative and negative covenants customary for similar secured debt instruments, including minimum asset coverage ratio; leverage and liquidity requirements; restrictions on additional indebtedness, asset sales, and distributions under certain conditions; and maintenance of REIT status by the Company. The Company was in compliance with all debt covenants as of September 30, 2025.
The Senior Secured Note Purchase Agreement includes customary events for similar secured debt instruments. Payment of the amounts due on the Senior Secured Notes is fully and unconditionally guaranteed by the Company and Sachem Capital Corporation Intermediate, LLC, a wholly-owned subsidiary of the Company.
12.   Accounts Payable and Accrued Liabilities
The table below presents the Company's accounts payable and accrued liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	(in thousands)
Accounts payable and accrued expenses	$1,926	$2,928
Allowance for credit losses on unfunded commitments	882	924
Accrued interest	569	525
Total	$3,377	$4,377
13.   Fee Income from Loans
The table below presents the Company's fee income from loans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Origination and modification fees	$844	$1,234	$2,384	$3,890
Extension fees	188	239	650	624
Late and other fees	481	(105)	707	404
Processing fees	33	16	84	87
Construction servicing fees	105	183	346	432
Legal fees	81	49	215	206
Other fees	232	227	774	900
Total	$1,964	$1,843	$5,160	$6,543
14.   Commitments and Contingencies
Unfunded Commitments
At September 30, 2025, the Company had future funding obligations on loans held for investment totaling $47.3 million and obligations relating to investments in limited liability companies totaling $2.4 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities. The Company’s unfunded commitments are subject to accounting rules relating to allowances for credit losses. (See Note 4 – Loans and Allowance for Credit Losses for further details.)

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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
Other
In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At September 30, 2025, there was one such property. The unpaid principal balance of the loan secured by the property that is subject to these proceedings was $0.3 million. In comparison, at December 31, 2024, two properties securing loans in the Company's portfolio were subject to foreclosure proceedings. These loans had an aggregate unpaid principal balance of $1.9 million.
15.   Related Party Transactions
In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees, and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of September 30, 2025, and December 31, 2024, loans to known shareholders totaled $20.1 million and $17.2 million, respectively, which is included in loans held for investment, net in the Company’s accompanying Condensed Consolidated Balance Sheets. Of these amounts, $20.1 million and $17.0 million, respectively, were loaned to an entity owned by the Company’s Senior Vice President of Asset Management and Vice President of Asset Management. All such loans are performing. Interest income earned on all related party loans for the three and nine months ended September 30, 2025 totaled $0.3 million and $0.8 million, respectively. Interest income earned on all related party loans for the three and nine months ended September 30, 2024 totaled $0.3 million and $1.0 million, respectively.
In December 2021, the Company hired the daughter of its chief executive officer to perform certain internal audit and compliance services. For the three and nine months ended September 30, 2025, she received compensation of $44,683 and $148,540, respectively. For the three and nine months ended September 30, 2024, she received compensation of $37,500 and $112,292, respectively.
16.   Stock-Based Compensation and Employee Benefits
Stock-Based Compensation
On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan was administered by the Company's Compensation Committee (the "Compensation

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

Committee"). The maximum number of the Company's common shares, par value $0.001 per share (the "Common Shares") reserved for the grant of awards under the Plan was 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of shares issuable to any one individual in a plan year was also limited to 100,000 shares, subject to adjustment as provided for in the Plan.
On July 9, 2025, the Company adopted the 2025 Omnibus Incentive Plan (the "2025 Plan"), which replaced the Plan. The purpose of the 2025 Plan is consistent with that of the Plan and the maximum number of Common Shares reserved for grant of awards under the 2025 Plan is 2,936,762. The number of securities remaining available for future issuance under the 2025 Plan as of September 30, 2025 was 2,553,447.
During the nine months ended September 30, 2025 and 2024, the Company granted an aggregate of 1,150,983 and 212,857, respectively, restricted Common Shares under the 2025 Plan and the Plan. Of the 1,150,983 shares granted during the nine months ended September 30, 2025, a grant of 420,168 shares was rescinded immediately after the grant as discussed further below.
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
Subsequent to the Compensation Committee's action on March 10, 2025, authorizing the issuance of 420,168 Common Shares, subject to certain restrictions, to John L. Villano under the Plan, the Company realized that the grant exceeded the 100,000 share limit on grants to any single individual in any one year set forth in the Plan by 320,168 shares. In addition, upon further investigation, the Company determined that restricted stock grants made to Mr. Villano with respect to calendar years 2023 and 2024, exceeded the Plan's 100,000 share limit by 30,890 and 11,857 shares, respectively. Thus, in the aggregate, 362,915 restricted shares were issued in excess of Plan limitations. All such shares were unvested and subject to restriction. In an immediate full and in excess of necessary remediation of this matter, on March 24, 2025, the Compensation Committee rescinded the March 10, 2025 award to Mr. Villano ab initio. No other over issuances have been identified and no applicable adjustment have been identified.
Stock-based compensation for the three and nine months ended September 30, 2025 was $0.2 million and $0.6 million, respectively. Stock-based compensation for the three and nine months ended September 30, 2024 was $0.2 million and $0.7 million, respectively. As of September 30, 2025, there was unrecognized stock-based compensation expense of $0.9 million.
Employee Benefits
On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three and nine months ended September 30, 2025, the 401(k) Plan expense was $27,156 and $87,304, respectively, and for the three and nine months ended September 30, 2024, the 401(k) Plan expense was $24,762 and $100,223, respectively, which is included within compensation and employee benefits in the accompanying Condensed Consolidated Statements of Operations.
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

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

All the other terms of the ATM Offering remained the same. In February 2025, the effectiveness of the S-3 Registration Statement expired and, as a result, the ATM Offering terminated. During the nine months ended September 30, 2025, the Company did not sell any shares under the ATM Offering.
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
For the three and nine months ended September 30, 2025, the Company had basic and diluted weighted average Common Shares outstanding of 46,902,151 and 46,854,457, respectively, resulting in basic and diluted (loss) earnings per Common Share of $0.00 and $0.01, respectively. For the three and nine months ended September 30, 2024, the Company had basic and diluted weighted average Common Shares outstanding of 47,339,635 and 47,390,113, respectively, resulting in basic and diluted loss per Common Share of $(0.13) and $(0.14), respectively.
19.   Limited Liability Company (“LLC”) Investments
The following table presents the carrying value of each investment reflected on our Condensed Consolidated Balance Sheets as of September 30, 2025:

	September 30, 2025		December 31, 2024
Investment	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Shem Creek Capital Fund V LLC	$930	7.6%	$1,143	7.6%
Shem Creek Capital Fund VI LLC	3,164	9.9%	4,290	9.9%
Shem Creek Capital Fund VII LLC	2,900	16.2%	2,580	16.2%
Shem Creek Sachem V LLC	2,493	49.0%	2,569	49.0%
Shem Creek Sachem VI LLC	15,205	45.1%	24,756	45.9%
Shem Creek Sachem 100 LLC	8,975	100.0%	13,604	100.0%
Shem Creek Capital LLC	5,000	20.0%	2,500	20.0%
Total Shem LLC Investments	$38,667		$51,442
Cordo CLT Investors LLC	$2,500	7.2%	$2,500	7.2%
Total investments in LLC’s	$41,167		$53,942

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

Shem Creek (“Shem”)
For the three and nine months ended September 30, 2025, the Shem LLC investments generated $1.1 million and $4.1 million, respectively, of income for the Company. For the three and nine months ended September 30, 2024, the Shem LLC investments generated $1.5 million and $3.9 million, respectively, of income for the Company.
At September 30, 2025, the Company had unfunded commitments totaling $2.4 million to the Shem LLC entities. In October 2025, we funded $0.7 million of this commitment to the Shem LLC entities.
Cordo CLT Investors LLC
In September 2024, the Company, through its wholly owned subsidiary Urbane Capital, LLC, acquired a 21.6% interest in Cordo CLT Investors LLC for a one time contribution of $2.5 million. As of September 30, 2025 and December 31, 2024, the Company held 7.2% of total common member equity. This entity was formed for the sole purpose of developing a commercial multifamily property in Charlotte, North Carolina. The Company anticipates the project construction to be completed by the end of 2026, with monetization of the Company's investment in the first half of 2028 upon rent stabilization of the project.
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
The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as TRSs. In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in federal and state income tax liability for these entities. For the three and nine months ended September 30, 2025, the Company’s TRSs recognized provisions for federal and state income tax of $0 and $0, respectively, and for the three and nine months ended September 30, 2024, the Company’s TRSs recognized provisions for federal and state income tax of $0 and $0.2 million, respectively,which is represented in other expenses on the Company’s Condensed Consolidated Statements of Operations.
The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.
FASB ASC Sub-Topic 740-10 “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

21.   Subsequent Events
The Company evaluated subsequent events from October 1, 2025 until the condensed consolidated financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying condensed consolidated financial statements.

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
Company Overview
Sachem Capital Corp., a New York corporation, established in 2010 and completing an initial public offering in 2017, is a self-managed REIT that specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. We operate our business as one segment. We offer short-term (i.e., one to three years), secured, non-bank loans to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing our loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. Our primary underwriting criteria is a conservative loan to value ratio. In addition, we may make opportunistic real estate purchases and investments apart from our lending activities.
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
Loans held for sale
Loans are classified as held for sale if there is an intent to sell in the near-term. These loans are recorded at the lower of amortized cost or fair value. If the fair value of a loan is determined to be less than its amortized cost, a non-recurring fair value adjustment will be recorded through a valuation allowance. When a loan is transferred to the held for sale category, any previously recorded allowance for credit losses is reversed in the provision for credit losses related to loans and the loan is recorded at its amortized cost basis. If the amortized cost basis exceeds the loan’s fair value at the date of transfer, a valuation allowance equal to the difference between amortized cost basis and fair value is recorded.
Real Estate Owned (“REO”)
REO acquired through foreclosure is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. After an REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the property or other market indicators, including listing data, may signal a decline in the liquidation value. REO is evaluated for recoverability when impairment indicators are identified. Any impairment losses or recoveries are included in the Condensed Consolidated Statements of Operations.
Our Loan Portfolio
The following table presents certain information regarding our real estate lending activities for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(in thousands, except number of loans)
Loans disbursed	$44,657	$125,609
Loans repaid	$40,651	$112,045
Principal of loans transferred to real estate owned	$10,887	$17,185
Number of loans transferred to real estate owned	6	10
	As of September 30, 2025	As of December 31, 2024
	(in thousands, except number of loans and weighted averages)
Number of loans held for investment outstanding	119	157
Gross principal amount of loans held for investment	$375,220	$376,991
Weighted average contractual interest rate(1)	13.21%	12.53%
Weighted average term to maturity (in months) (2)	6	4
______________________________________________________________
(1)Includes default interest.
(2)Does not give effect to extensions.

At September 30, 2025, our outstanding mortgage loan portfolio included loans with outstanding principal balance amount up to $38.3 million. The table below presents our loans held for investment by loan size as of September 30, 2025:

Amount	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)
$1,000,000 or less	54	45.4%	$22,484	6.0%
$1,000,001 to $5,000,000	44	37.0%	101,112	26.9%
$5,000,001 to $10,000,000	11	9.2%	70,705	18.8%
$10,000,001 or more	10	8.4%	180,919	48.3%
Total	119	100.0%	$375,220	100.0%
As of September 30, 2025, the primary markets in which we were exposed were Connecticut, Florida, Massachusetts and New York. The following table presents our loans held for investment by state as of September 30, 2025:

State	Number of Loans	Percentage	Gross Amount Outstanding	Percentage
			(in thousands)
Connecticut	54	45.5%	95,591	25.5%
Florida	17	14.3%	114,750	30.6%
Georgia	1	0.8%	3,840	1.0%
Maine	2	1.7%	883	0.2%
Massachusetts	10	8.4%	60,330	16.1%
New Jersey	1	0.8%	2,342	0.6%
New York	17	14.3%	31,537	8.4%
North Carolina	5	4.2%	24,638	6.6%
Pennsylvania	2	1.7%	4,857	1.3%
Rhode Island	3	2.5%	1,927	0.5%
South Carolina	5	4.2%	19,981	5.3%
Tennessee	1	0.8%	13,184	3.5%
Washington D.C.	1	0.8%	1,360	0.4%
Total	119	100.0%	$375,220	100.0%
The following table presents our loans held for investment as of September 30, 2025 by year of origination:

Year of Origination	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)
2025	19	16.0%	78,709	21.0%
2024	23	19.3%	41,769	11.1%
2023	23	19.3%	79,532	21.2%
2022	18	15.1%	38,508	10.3%
2021	23	19.3%	127,657	34.0%
2020	4	3.4%	6,283	1.7%
2019 and prior	9	7.6%	2,762	0.7%
Total	119	100.0%	375,220	100.0%

The following table presents additional information regarding the types of properties securing loans held for investment as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024

	(in thousands)
	Aggregate Gross Principal Amount	Percentage	Aggregate Gross Principal Amount	Percentage
Residential	$202,220	53.9%	$211,939	56.2%
Commercial	113,952	30.4%	95,509	25.3%
Pre-Development Land	13,890	3.7%	23,466	6.3%
Mixed Use	45,158	12.0%	46,077	12.2%
Total	$375,220	100.0%	$376,991	100.0%
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
The following table presents the allowance for credit losses against unpaid principal balance of loans held for investment as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024

	(in thousands)
	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal
Performing – General reserve	$271,154	$(5,205)	1.9%	$289,910	$(5,051)	1.7%

Non-performing – General reserve	20,970	(403)	1.9%	5,396	(96)	1.8%
Non-performing – Direct reserves	54,199	(2,372)	4.4%	57,808	(7,265)	12.6%
Non-performing in Foreclosure – Direct reserves	28,897	(3,103)	10.7%	23,877	(6,058)	25.4%
Non-performing subtotal	$104,066	$(5,878)	5.6%	$87,081	$(13,419)	15.4%

Total	$375,220	$(11,083)	3.0%	$376,991	$(18,470)	4.9%
For further information, see Note 4 – Loans and Allowance for Credit Losses — to our condensed consolidated financial statements.
Real Estate Owned
As of September 30, 2025, we owned 19 properties, each of which previously served as collateral for first mortgage loans. Six and ten properties were acquired during the three and nine months ended September 30, 2025, respectively, in connection with foreclosure actions. Four and ten properties were sold during the three and nine months ended September 30, 2025, respectively. Two properties were transferred from real estate owned to investment in developmental real estate during the three and nine months ended September 30, 2025.

The following table presents the carrying value of each of our real estate owned properties reflected on our Condensed Consolidated Balance Sheets as of September 30, 2025:

Property Type	Location	Month of Acquisition	Carrying Value
			(in thousands)
Commercial - Restaurant	Bristol, CT	March 2019	$750
Land	Bristol, CT	December 2019	1,406
Land	Sturbridge, MA	November 2022	110
Residential - Single Family	Bellingham, MA	December 2023	293
Land	Stamford, CT	May 2024	115
Land	Stamford, CT	May 2024	115
Residential - Multi Family	Flagler Beach, FL	October 2024	3,382
Residential - Single Family	Gainsville, FL	November 2024	250
Commercial - Office	Windsor, CT	December 2024	1,600
Commercial - Office	Windsor, CT	December 2024	2,250
Land	Marathon, FL	January 2025	410
Residential - Single Family	Old Lyme, CT	May 2025	1,310
Residential - Single Family	Old Lyme, CT	May 2025	285
Residential - Single Family	Old Lyme, CT	May 2025	315
Commercial - Office	Trumbull, CT	July 2025	$3,550
Commercial - Office	Baltimore, MD	July 2025	$799
Mixed Use	Cumberland Center, ME	July 2025	$300
Commercial - Office	Wilton, CT	September 2025	$1,338
Commercial - Office	Wilton, CT	September 2025	$334
Total			$18,912
For further information, see Note 6 – Real Estate Owned (REO) — to our condensed consolidated financial statements.

Results of Operations
Three months ended September 30, 2025 compared to three months ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	$ Change	% Change	% of 2025 Total Revenue	% of 2024 Total Revenue
Revenues
Interest income from loans	8,326	$11,420	$(3,094)	(27.1)%	69.4%	77.2%
Fee income from loans	1,964	1,843	121	6.6%	16.4%	12.5%
Income from limited liability company investments	1,098	1,495	(397)	(26.6)%	9.2%	10.1%
Other investment income	85	3	82	2733.3%	0.7%	—%
Other income	527	24	503	2095.8%	4.4%	0.2%
Total revenues	12,000	14,785	(2,785)	(18.8)%	100.0%	100.0%

Operating expenses
Interest and amortization of deferred financing costs	6,565	6,836	(271)	(4.0)%	54.7%	46.2%
Compensation and employee benefits	2,334	1,745	589	33.8%	19.5%	11.8%
General and administrative expenses	1,679	2,301	(622)	(27.0)%	14.0%	15.6%
Provision for credit losses related to loans held for investment	812	8,096	(7,284)	(90.0)%	6.8%	54.8%
Change in valuation allowance related to loans held for sale	33	—	33	100.0%	0.3%	—%
Impairment loss on real estate owned	185	320	(135)	(42.2)%	1.5%	2.2%
Loss (gain) on sale of real estate owned and property and equipment, net	312	(30)	342	(1140.0)%	2.6%	(0.2)%
Other expenses	447	339	108	31.9%	3.7%	2.3%
Total operating expenses	12,367	19,607	(7,240)	(36.9)%	103.1%	132.6%
Operating (loss) income	(367)	(4,822)	4,455	92.4%	(3.1)%	(32.6)%

Other income, net
Gain (loss) on equity securities	1,364	(229)	1,593	695.6%	11.4%	(1.5)%
Total other income, net	1,364	(229)	1,593	695.6%	11.4%	(1.5)%
Net income (loss)	997	(5,051)	6,048	119.7%	8.3%	(34.2)%
Preferred stock dividends	(1,117)	(1,095)	(22)	2.0%	(9.3)%	(7.4)%
Net (loss) income attributable to common shareholders	$(120)	$(6,146)	$6,026	98.0%	(1.0)%	(41.6)%

Basic and diluted (loss) earnings per common share	$0.00	$(0.13)	$0.13	98.0%

Total revenues
The change in revenue was primarily due to the cumulative effect of materially lower net new origination over the last twelve months, resulting in a reduction in the unpaid principal balance of loans held for investment, in addition to a currently elevated amount of nonperforming loans and real estate owned. Utilizing the average performing loans held for investment balance for the three months ended September 30, 2025 of $268.1 million, the effective interest rate on loans held for investment was 12.4% for the three months ended September 30, 2025. Comparatively, utilizing the average performing loans held for investment balance for the three months ended September 30, 2024 of $361.7 million, the effective interest rate on loans held for investment was 12.6% for the three months ended September 30, 2024.

Income from limited liability company investments has decreased as we have reduced our investments in limited liability companies by $12.8 million since December 31, 2024. The Company used returns of capital from its investments in limited liability companies to fund additional loans held for investment during the period.

Operating expenses
Interest and amortization of deferred financing costs remained relatively consistent with the corresponding 2024 period in total dollars, but increased as a percentage of total revenues due to lower revenues in 2025 as the overall size of our loan portfolio decreased and nonperforming loans as a percentage of the loan portfolio increased.

The increase in compensation and employee benefits relates to one time cash bonuses of $0.4 million and additional headcount to build out the executive team due to the resignation of the prior chief financial officer and the hiring of his replacement and a new chief accounting officer.
The material decline in the provision for credit losses related to loans held for investment for the three months ended September 30, 2025 as compared to the corresponding 2024 period is a result of the prior year build up and recognition of credit loss allowance as the aggregate non-performing loan balances were rising materially. The aggregate non-performing loan balance as of September 30, 2024 was $147.0 million, up $62.4 million from the December 31, 2023 balance of $84.6 million. As the Company has been addressing the non-performing loan portfolio for the last year through certain loan sales primarily during the fourth quarter of 2024, ongoing foreclosure sales and conversions to real estate owned with subsequent sale, material additional new material credit loss allowance has not been required.
Book value per common share
The following table presents the calculation of our book value per common share (in thousands, except share and per share data):

	September 30, 2025	June 30, 2025
Total shareholders’ equity	$175,618	$177,907
Series A Preferred Stock ($25 liquidation preference per share)	(57,669)	(57,669)
Total shareholders’ equity, net of preferred stock	$117,949	$120,238
Number of common shares outstanding at period end	47,691,121	47,310,139
Book value per common share	$2.47	$2.54
The decrease in book value per common share is primarily due to cash dividends declared and paid for the three months ended September 30, 2025 on issued and outstanding common shares and shares of Series A Preferred Stock totaling $3.5 million, or $0.07 per common share, partially offset by net income for the three months ended September 30, 2025 of $1.0 million, or $0.02 per common share.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change	% of 2025 Total Revenue	% of 2024 Total Revenue
Revenues
Interest income from loans	$23,696	$35,816	$(12,120)	(33.8)%	69.3%	76.6%
Fee income from loans	5,160	6,543	(1,383)	(21.1)%	15.1%	14.0%
Income from limited liability company investments	4,128	3,907	221	5.7%	12.1%	8.4%
Other investment income	102	388	(286)	(73.7)%	0.3%	0.8%
Other income	1,131	81	1,050	1296.3%	3.3%	0.2%
Total revenues	34,217	46,735	(12,518)	(26.8)%	100.0%	100.0%

Operating expenses
Interest and amortization of deferred financing costs	18,798	21,278	(2,480)	(11.7)%	54.9%	45.5%
Compensation and employee benefits	5,926	5,053	873	17.3%	17.3%	10.8%
General and administrative expenses	4,338	4,797	(459)	(9.6)%	12.7%	10.3%
Provision for credit losses related to loans held for investment	2,788	17,964	(15,176)	(84.5)%	8.1%	38.4%
Change in valuation allowance related to loans held for sale	(1,014)	—	(1,014)	100.0%	(3.0)%	—%
Impairment loss on real estate owned	185	397	(212)	(53.4)%	0.5%	0.8%
Loss (gain) on sale of real estate owned and property and equipment, net	181	(294)	475	(161.6)%	0.5%	(0.6)%
Other expenses	1,287	1,205	82	6.8%	3.8%	2.6%
Total operating expenses	32,489	50,400	(17,911)	(35.5)%	94.9%	107.8%
Operating (loss) income	1,728	(3,665)	5,393	147.1%	5.1%	(7.8)%

Other income, net
Gain (loss) on equity securities	2,060	229	1,831	799.6%	6.0%	0.5%
Total other income, net	2,060	229	1,831	799.6%	6.0%	0.5%
Net income (loss)	3,788	(3,436)	7,224	210.2%	11.1%	(7.4)%
Preferred stock dividends	(3,352)	(3,187)	(165)	5.2%	(9.8)%	(6.8)%
Net (loss) income attributable to common shareholders	$436	$(6,623)	$7,059	106.6%	1.3%	(14.2)%

Basic and diluted (loss) earnings per common share	$0.01	$(0.14)	$0.15	$1.07

Total revenues
The change in revenue was primarily due to the cumulative effect of materially lower net new origination over the last twelve months, resulting in a reduction in the unpaid principal balance of loans held for investment, in addition to a currently elevated amount of nonperforming loans and real estate owned. Utilizing the average performing loans held for investment balance for the nine months ended September 30, 2025 of $271.6 million, the effective interest rate on loans held for investment rate was 11.6% for the nine months ended September 30, 2025. Comparatively, utilizing the average performing loans held for investment balance for the nine months ended September 30, 2024 of $385.8 million, the effective interest rate on loans held for investment was 12.4% for the nine months ended September 30, 2024.

Operating expenses
Interest and amortization of deferred financing costs decreased as we paid off $34.5 million of notes payable in December 2024 with proceeds from loans sold, but increased as a percentage of total revenues due to lower revenues in 2025 as the overall size of our loan portfolio decreased and nonperforming loans as a percentage of the loan portfolio increased.

The increase in compensation and employee benefits relates to additional headcount to build out the executive team due to resignation of our former chief financial officer and the hiring of his replacement and a new chief accounting officer.
The material decline in the provision for credit losses related to loans held for investment for the nine months ended September 30, 2025 as compared to the corresponding 2024 period is a result of the prior year build up and recognition of credit loss allowance due to a material increase in the aggregate non-performing loan balances. The aggregate non-performing loan balance as of September 30, 2024 was $147.0 million, up $62.4 million from the December 31, 2023 balance of $84.6 million. As the Company has been addressing the non-performing loan portfolio for the last year through loan sales, primarily during the fourth quarter of 2024, ongoing foreclosure sales and conversions to real estate owned with subsequent sale, material additional new material credit loss allowance has not been required.
Book value per common share
The following table presents the calculation of our book value per common share (in thousands, except share and per share data):

	September 30, 2025	December 31, 2024
Total shareholders’ equity	$175,618	$181,651
Series A Preferred Stock ($25 liquidation preference per share)	(57,669)	(57,669)
Total shareholders’ equity, net of preferred stock	$117,949	$123,982
Number of common shares outstanding at period end	47,691,121	46,965,306
Book value per common share	$2.47	$2.64
The decrease in book value per common share is primarily due to cash dividends declared and paid for the nine months ended September 30, 2025 on issued and outstanding common shares and Series A Preferred Stock totaling $10.4 million, or $0.22 per common share, partially offset by net income for the nine months ended September 30, 2025 of $3.8 million, or $0.08 per common share.
Liquidity and Capital Resources
Total assets at September 30, 2025 were $484.4 million compared to $492.0 million at December 31, 2024, a decrease of $7.6 million, or 1.5%. The net decrease was due primarily to decreases in cash and cash equivalents of $6.9 million and investments in limited liability companies of $12.8 million offset by increases in loans held for investment, net of $5.2 million and real estate owned of $4.6 million. The Company used returns of capital from its investments in limited liability companies to fund additional loans held for investment during the period.
Total liabilities at September 30, 2025 were $308.8 million compared to $310.3 million at December 31, 2024, a decrease of $1.5 million, or 0.5%. This decrease is primarily due to decreases in notes payable of $55.5 million, repurchase agreements of $25.9 million, and lines of credit of $7.3 million offset by a $86.4 million increase in senior secured notes payable net of deferred financing costs of $3.6 million. The Company used the proceeds from sale of its senior secured notes to reduce other indebtedness.
Total shareholders’ equity at September 30, 2025 was $175.6 million compared to $181.7 million at December 31, 2024, a decrease of $6.0 million, or 3.3%. This decrease was due primarily to an aggregate increase of $10.5 million of dividends paid to holders of Series A Preferred Stock and common shares, which was partially offset by an aggregate increase of $3.8 million of cumulative net earnings for the nine month period and $0.6 million increase in additional paid-in capital related to stock-based compensation.

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
These sources and uses of cash are reflected in our Condensed Consolidated Statements of Cash Flows as summarized below:

	Nine Months Ended		One Year-Change
Amount	2025	2024	Amount	Percentage
	(in thousands)		(in thousands)
Cash and cash equivalents, January 1	$18,066	$12,598	$5,468	43.4%
Net cash provided by operating activities	5,624	13,510	(7,886)	(58.4)%
Net cash provided by investing activities	1,589	44,262	(42,673)	(96.4)%
Net cash used in financing activities	(14,107)	(64,489)	50,382	(78.1)%
Cash and cash equivalents, September 30	$11,172	$5,881	$5,291	90.0%
For a detailed breakdown of our cash flows during the nine months ended September 30, 2025 and 2024, see our Condensed Consolidated Statement of Cash Flows.
We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, dividend payments, interest and principal payments on our indebtedness, and payments for usual and customary operating and administrative expenses, such as employee compensation and sales and marketing expenses. Based on this analysis, we believe that our current cash balances, availability on our debt facilities, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.
Our long-term cash needs will include principal and interest payments on outstanding indebtedness maturing in late 2026 and early 2027, preferred stock dividends and funding of new mortgage loans. Funding for long-term cash needs will come from unused net proceeds from financing activities, operating cash flows, refinancing existing debt, and proceeds from sales of real estate owned.
On March 20, 2025, we entered into a new Credit Agreement with Needham Bank (the "New Credit Agreement"), replacing the prior Needham Credit Facility, which was fully repaid and terminated on the same date. The new facility matures on March 2, 2026, and includes an option to extend the term by one year upon satisfaction of certain conditions. Under the new agreement, SN Holdings LLC (“SN Holdings”), our wholly owned subsidiary, serves as the borrower, and we serve as guarantor of all SN Holdings' obligations under the New Credit Agreement. The new facility is secured by a first priority lien on all the assets of SN Holdings, and includes a requirement that SN Holdings maintain assets equal to at least two times the outstanding principal balance under the facility. In addition, SN Holdings is required to collaterally assign to Needham a portfolio of mortgage loans with an outstanding principal balance of no less than the greater of $30 million or the full drawn balance on the facility. We, as guarantor, have also granted Needham a lien on substantially all of our assets, with the ability to request lien releases to facilitate other financings. The new facility, at the subsidiary borrower level, is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements, including a covenant that requires SN Holdings to maintain: (A) a ratio of Adjusted EBITDA (as defined in the New Credit Agreement) to Debt Service (as defined in the New Credit Agreement) of not less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents (at the consolidated guarantor level) and availability under the facility equal to or greater than $10 million; and (C) an Asset Coverage Ratio (as defined) of at least 150%. As of September 30, 2025, SN Holdings had borrowed $32.7 million under the new facility and was in compliance with all covenants under the New Credit Agreement.
On June 11, 2025, Sachem Capital Corporation Holdings, LLC ("Holdings"), our indirect, wholly-owned subsidiary, consummated a private placement of $100.0 million aggregate principal amount of Senior Secured Notes due June 11, 2030 (the "Senior Secured Notes") to various institutional investors under a Note Purchase and Guaranty

Agreement. An initial draw of $50.0 million was made at closing, an additional draw of $40.0 million was made in September 2025, and the remaining $10.0 million may be drawn at any time on or prior to May 15, 2026. The Senior Secured Notes bear interest at a fixed rate of 9.875% per annum, with interest only payable quarterly on the 1st day of March, June, September and December, and include a commitment fee of 1.0% on the undrawn portion of the Senior Secured Notes.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.
Contractual Obligations
As of September 30, 2025, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans and limited liability company investments.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

	(In thousands)
Unfunded portions of outstanding construction loans	$47,323	$23,793	$23,530	$—	$—
Unfunded commitments to investments in LLC's	2,409	2,409	—	—	—
Total contractual obligations	$49,732	$26,202	$23,530	$—	$—
Recent Accounting Pronouncements
See Note 2 — Significant Accounting Policies — to our condensed consolidated financial statements for explanation of recent accounting pronouncements impacting us.
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4.   CONTROLS AND PROCEDURES
(a)Evaluation and Disclosure Controls and Procedures
As of September 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025, due to the material weakness in internal control over financial reporting previously identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, related to stock-based compensation.
The Company is actively engaged in implementing its remediation plan to address this material weakness, including strengthening the review and approval processes for equity awards and improving oversight controls related to the terms of its equity compensation plans. These remediation efforts were ongoing as of September 30, 2025.
(b)Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6.   EXHIBITS

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (7)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (17)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (11)
3.2	Amended and Restated Bylaws, effective as of March 25, 2025 (19)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (3)
4.2	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate. (7)
4.3	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.4	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.3 above).
4.5	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (8)
4.6	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.5 above)
4.7	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (20)
4.8	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.7 above)
4.9	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (10)
4.10	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.9 above)
4.11	Revolving Credit Note, dated March 20, 2025, in the principal amount of $50 million in favor of Needham Bank, as lender (18)
4.12	Note Purchase and Guaranty Agreement, dated June 11, 2025 (21)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.1(a)**	Amendment to Employment Agreement by and between John L. Villano and Sachem Capital Corp. (5)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.3	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC (6)
10.4	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association (6)
10.5**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (9)
10.6
Credit and Security Agreement, dated as of March 20, 2025, among SN Holdings, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (18)

10.6(a)
Amendment No.1 to the Credit and Security Agreement, dated as of June 9, 2025, among SN Holdings, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (a portion of the exhibit has been excluded from the exhibit because it both (i) is not material and (ii) is the type that the company treats as private or confidential) (23)

10.7**	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (13)
10.8**	Final Form of the Restricted Stock Grant Agreement dated March 19, 2024 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (14)
10.9	Cooperation Agreement, dated August 20, 2024, between Sachem Capital Corp. and Blackwells Capital LLC, Blackwells Onshore I LLC and Jason Aintabi (15)
10.10**
Final Form of the Restrictive Stock Grant Agreement dated September 7, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (16)

10.11**
Final Form of the Restrictive Stock Grant Agreement dated March 10, 2025 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Arthur Goldberg, Brian Prinz and Jeffery Walraven (19)

10.12	Sachem Capital Corp. 2025 Omnibus Incentive Plan (22)
10.13
Restricted Stock Award Agreement, dated August 11, 2025, under the Sachem Capital Corp. 2025 Omnibus Incentive Plan between Sachem Capital Corp. and John L. Villano (a portion of the exhibit has been excluded from the exhibit because it both (i) is not material and (ii) is the type that the company treats as private or confidential) *

10.14**	Employment Agreement by and between Jeffery C. Walraven and Sachem Capital Corp. effective as of September 1, 2025 (24)
10.15**
Restricted Stock Award Agreement, dated September 3, 2025, under the Sachem Capital Corp. 2025 Omnibus Incentive Plan between Sachem Capital Corp. and Jeffery C. Walraven (a portion of the exhibit has been excluded from the exhibit because it both (i) is not material and (ii) is the type that the company treats as private or confidential) (24)

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (14)
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (12)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (12)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million NHB Mortgage (12)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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
(9)Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
(10)Previously filed as an exhibit to the Current Report on Form 8-K on August 23, 2022 and incorporated herein by reference.
(11)Previously filed as an exhibit to the Current Report on Form 8-K on August 24, 2022 and incorporated herein by reference.
(12)Previously filed as an exhibit to the Current Report on Form 8-K on March 3, 2023 and incorporated herein by reference.
(13)Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.
(14)Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
(15)Previously filed as an exhibit to the Current Report on Form 8-K on August 26, 2024 and incorporated herein by reference.
(16)Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2024 and incorporated herein by reference.
(17)Previously filed as an exhibit to the Current Report on Form 8-K on December 16, 2024 and incorporated herein by reference.
(18)Previously filed as an exhibit to the Current Report on Form 8-K on March 27, 2025 and incorporated herein by reference.
(19)Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.

(20)Previously filed as an exhibit to the Current Report on Form 8-K on May 12, 2022 and incorporated herein by reference.
(21)Previously filed as an exhibit to the Current Report on Form 8-K on June 16, 2025 and incorporated herein by reference.
(22)Previously filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A on April 30, 2025 and incorporated herein by reference.
(23)Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2025 and incorporated herein by reference.
(24)Previously filed as an exhibit to the Current Report on Form 8-K on September 5, 2025 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: November 5, 2025	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Accounting and Financial Officer)