Form 10-K
period 2025-12-31
Sachem Capital Corp.
filed 2026-03-13
CIK 1682220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common shares held by non-affiliates, computed by reference to the closing price for a common share on the NYSE American LLC on such date, was approximately $54.0 million.
As of March 10, 2026 the registrant had 47,967,172 common shares, $0.001 par value outstanding.
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

PART I
Item 1. Business
Background
We were organized as a New York corporation in January 2016 under the name HML Capital Corp. On December 15, 2016, we changed our name to Sachem Capital Corp. Prior to February 8, 2017, our business operated as a Connecticut limited liability company under the name Sachem Capital Partners, LLC (“SCP”). On February 9, 2017, we completed our initial public offering (the “IPO”) in which we issued and sold 2.6 million common shares, $0.001 par value per share, (“Common Shares”). We believe that since the consummation of the IPO, we have qualified as a real estate investment trust (“REIT”) and we elected to be taxed as a REIT beginning with our 2017 tax year. We believe that it is in the best interests of our shareholders that we continue to operate as a REIT. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders on an annual basis. To the extent we distribute less than 100% of our taxable income to our shareholders (but more than 90%), we will maintain our REIT status but the undistributed portion will be subject to regular corporate income taxes. As a REIT, we may also be subject to federal excise taxes and minimum state taxes. We intend to continue to operate in a manner that will permit us to maintain our exemption from registration under the Investment Company Act.
Business Overview and Investment Strategy
We are a Connecticut-based real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term (i.e., one to three years) loans secured by first mortgage liens on real property. In addition, our loans are usually further secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. Our typical borrower is a real estate investor or developer who uses the proceeds of the loan to fund its acquisition, renovation, rehabilitation, development and/or improvement of residential or commercial properties and that are held for investment or sale. The mortgaged property may or may not be income producing. Our loans are referred to in the real estate finance industry as “hard money loans” primarily because they are secured by “hard” assets (i.e., real estate). Our mortgage loans are structured to fit the needs and business plans of the borrowers. Revenue is generated primarily from the interest borrowers pay on our loans and fees related to the origination, maintenance, service, modification, and extension of loans.
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
In addition to originating and servicing loans, we may from time to time reposition and develop real estate acquired through foreclosure or intentional acquisition where management believes value creation opportunities exist.
Management
John L. Villano, CPA, is our founder, Chairman, President and Chief Executive Officer. He is responsible for overseeing all aspects of our business operations, including investor relations, brand development and business development. Prior to starting Sachem, Mr. Villano was engaged in the private practice of accounting and auditing for almost 30 years.
In December 2024, Jeffery C. Walraven was appointed to serve as our Interim Chief Financial Officer. He was named Executive Vice President and Chief Financial Officer effective September 1, 2025. Mr. Walraven joined us in August 2024 as a member of our board of directors (the "Board")and a member of the Board's Audit, Compensation and Nominating and Corporate Governance committees. In connection with his interim appointment, he resigned as a member of all the committees and in connection with his permanent appointment, he resigned his board membership. Mr. Walraven has extensive experience with private and public real estate companies working on matters including capital markets, accounting and finance.

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
When underwriting a loan, our primary focus is evaluating the value of the property that will secure the loan. Before making a final decision on a loan application, we conduct thorough due diligence on both the property, the borrower, and if the borrower is an entity, the principals of the borrower. We rely on readily available market data, including independent appraisals, Automated Valuation Models, trailing twelve month financial statements, rent rolls (if applicable), recent sales transactions and broker insights, to assess the value of the collateral.
Additionally, if the property securing our loan is in development or being renovated, our asset management team reviews the construction aspects of the project. The members of the asset management team meet with the borrower, its principals, and the general contractor to understand the project scope, timelines, and any potential risks associated with the project. The asset management team continues to monitor and oversee the project until its completion. We conduct thorough due diligence by ordering title, lien, and judgment searches. In most cases, we also perform an on-site visit to assess the subject property, as well as the surrounding real estate market. If an on-site visit is not feasible, we rely on an independent appraisal to evaluate the property’s as-is or after-repair value. Additionally, we review financial and operational data provided by the borrower and its principals, focusing on how they manage and maintain the property.
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
Our decision to proceed with the funding of the loan is primarily driven by our comprehensive evaluation of the property’s value. This evaluation considers multiple factors that impact value, including, without limitation, local market conditions, the current and potential alternative uses of the property, the existing and projected net income generated by the property, sales data for comparable properties, applicable zoning regulations and the creditworthiness of the borrower and its principals. Additionally, we assess the experience and qualifications of the borrower and its principals in real estate ownership, construction, development, and project management. As part of our due diligence, we engage third-party professionals and experts, including appraisers, engineers, title insurers, and attorneys, to ensure a thorough and informed decision- making process. Loan commitments are issued following a comprehensive review and approval process by our executive management team. In the event of any deviations from our standard guidelines, an exception report must be signed by the executive management team. Loan commitments are typically contingent upon thorough underwriting and the receipt of satisfactory title documentation and title reports for the underlying property.
The typical terms of our loans are as follows:
Principal amount. We have a policy that limits the maximum amount of our exposure to a single borrower or a group of affiliated borrowers to 10% of the aggregate amount of our loan portfolio, unless otherwise approved by the Board. In addition, any loan with an original principal amount exceeding $5 million must be approved by the Board.
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
Escrow. Generally, none required.
Reserves. Depending on various factors, particularly the cash flow of a property, we may require the borrower to establish reserves for interest, taxes and/or insurance, particularly with respect to larger loans.
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
We do not have any formal policy limiting the amount of indebtedness we may incur. However, under the terms of the loan documents related to our various credit facilities, including the indenture covering our unsecured unsubordinated five-year notes (the “Notes”), we are required to maintain total assets exceeding 150% of our total liabilities. We may, in the future, decide to take on additional debt to expand our mortgage loan origination activities to increase the potential returns to our shareholders. The amount of leverage we deploy depends on our assessment of a variety of factors, which may include the liquidity of the real estate market in which most of our collateral is located, employment rates, the cost of funds relative to the yield curve, the potential for losses and extension risk in our portfolio, the gap between the duration of our assets and liabilities, our opinion regarding the creditworthiness of our borrowers, the value of the collateral underlying our portfolio, our outlook for interest rates and property values, and general economic conditions. At December 31, 2025, debt represented 61.4% of our total capital compared to 62.4% at December 31, 2024. We have no current plans to increase our leverage; however, we are always open to reducing our cost of capital.

Our Loan Portfolio
The following table highlights certain information regarding our real estate lending activities for the periods indicated:

	As of and For the Years Ended
	December 31,
	(in thousands, except number of loans and weighted averages)
	2025	2024
Loans disbursed(1)	$152,616	$134,298
Loans originated	30	41
Loan repayments	$162,689	$184,853
Loans repaid	69	130
Principal amount of loans sold	$5,085	$55,838
Number of loans sold	3	32
Principal amount of loans transferred to real estate owned	$22,141	$28,639
Number of loans transferred to real estate owned	13	22
Number of loans held for investment outstanding	115	157
Gross principal amount of loans held for investment	$377,418	$376,991
Weighted average contractual interest rate(2)	13.10%	12.53%
Weighted average term to maturity (in months) (3)	8	4
__________________________
(1)Includes new originations, modifications, and draws.
(2)Includes default interest.
(3)Does not give effect to extensions.
At December 31, 2025 and 2024, our outstanding mortgage loan portfolio included loans with outstanding principal balances up to $38.3 million. The table below gives a breakdown of our loans held for investment by loan size as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
Amount	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)				(in thousands)
$1,000,000 or less	49	42.6%	$21,109	5.6%	75	47.8%	$30,629	8.1%
$1,000,001 to $5,000,000	46	40.0%	108,128	28.6%	65	41.4%	146,939	39.0%
$5,000,001 to $10,000,000	10	8.7%	64,833	17.2%	8	5.1%	51,831	13.7%
$10,000,001 or more	10	8.7%	183,348	48.6%	9	5.7%	147,592	39.2%
Total	115	100.0%	$377,418	100.0%	157	100.0%	$376,991	100.0%
Most of our loans are funded in full at closing. However, where all or a portion of the loan proceeds are to be used to fund the costs of renovating or constructing improvements on the property, only a portion of the loan may be funded at closing. At December 31, 2025, our loan portfolio included 43 loans with future funding obligations, having a funded outstanding principal amount of $198.8 million and unfunded obligations of $37.2 million pending borrower performance. Advances under these loans are funded against requests supported by all required documentation (including lien waivers) as and when needed to pay contractors and other costs of construction. Most of the properties we finance are residential or commercial investment and have a construction component. However, for all loans, the properties are held only for investment by the borrowers and may or may not generate cash flow.

As of December 31, 2025, the primary markets in which we were exposed were Connecticut, Florida, Massachusetts and New York. The table below gives a breakdown of our loans held for investment by state as of December 31, 2025:

State	Number of Loans	Percentage	Gross Principal Outstanding	Percentage
			(in thousands)
Connecticut	48	41.8%	$101,019	26.9%
Florida	16	13.9%	114,198	30.3%
Georgia	2	1.7%	5,040	1.3%
Maine	2	1.7%	914	0.2%
Maryland	2	1.7%	3,073	0.8%
Massachusetts	10	8.7%	59,569	15.8%
New Jersey	3	2.6%	3,581	0.9%
New York	17	14.8%	30,944	8.2%
North Carolina	4	3.5%	25,374	6.7%
Pennsylvania	3	2.6%	4,969	1.3%
Rhode Island	2	1.7%	1,547	0.4%
South Carolina	4	3.5%	12,603	3.3%
Tennessee	1	0.9%	13,227	3.5%
Washington D.C.	1	0.9%	1,360	0.4%
Total	115	100.0%	$377,418	100.0%
The following table details our loans held for investment as of December 31, 2025 by year of origination:

Year of Origination	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)
2025	24	20.9%	$87,991	23.3%
2024	17	14.8%	31,430	8.3%
2023	21	18.3%	83,379	22.1%
2022	19	16.5%	43,547	11.5%
2021	24	20.9%	122,525	32.5%
2020	4	3.5%	6,255	1.7%
2019 and prior	6	5.1%	2,291	0.6%
Total	115	100.0%	$377,418	100.0%

The following tables set forth information regarding the types of properties securing loans held for investment at December 31, 2025 and 2024:

	At December 31,
	2025		2024

	(in thousands)
	Aggregate Gross Principal Amount	Percentage	Aggregate Gross Principal Amount	Percentage
Residential	$202,234	53.6%	$211,939	56.2%
Commercial	110,178	29.2%	95,509	25.3%
Pre-Development Land	17,977	4.8%	23,466	6.3%
Mixed Use	47,029	12.4%	46,077	12.2%
Total	$377,418	100.0%	$376,991	100.0%
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
The following table presents the allowance for credit losses against unpaid principal balance of loans held for investment:

	At December 31,
	2025			2024

	(in thousands )
	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal
Performing – General reserve	$259,833	$(4,785)	1.8%	$289,909	$(5,051)	1.7%
Non-performing – General reserve	25,945	(477)	1.8%	5,396	(96)	1.8%
Non-performing – Direct reserves	54,134	(2,054)	3.8%	57,808	(7,265)	12.6%
Non-performing in Foreclosure – Direct reserves	37,506	(4,194)	11.2%	23,878	(6,058)	25.4%
Non-performing subtotal	$117,585	$(6,725)	5.7%	$87,082	$(13,419)	15.4%
Total	$377,418	$(11,510)	3.0%	$376,991	$(18,470)	4.9%
For further information, see Note 4 – Loans and Allowance for Credit Losses.
Investment in Developmental Real Estate
As of December 31, 2025, we owned seven properties that were classified as investments in developmental real estate. The projects are in various phases of completion.

The following table details the carry value of our investment in rental real estate owned property reflected on our Consolidated Balance Sheets as of December 31, 2025:

Property Type	Location	Month of Acquisition	Carrying Value
			(in thousands)
Commercial	Branford, CT	July 2025	$1,541
Residential - Single family (3 parcels)	Old Lyme, CT	May 2025	1,910
Residential - Multifamily (1 parcel)	East Windsor, CT	March 2025	2,037
Residential - Multifamily (2 parcels)	New London, CT	November 2024	4,250
Accumulated depreciation			(19)
Total			$9,719
For further information, see Note 5 – Investment in Developmental Real Estate, Net — to our consolidated financial statements for the year ended December 31, 2025.
Real Estate Owned
As of December 31, 2025, we owned fourteen properties, each of which previously served as collateral for first mortgage loans. Thirteen properties were acquired during the year ended December 31, 2025 in connection with foreclosure actions. Thirteen properties were sold during the year ended December 31, 2025. Five properties were transferred from real estate owned to investment in developmental real estate during the year ended December 31, 2025.
The following table details the carrying value of each of our real estate owned properties reflected on our Consolidated Balance Sheets as of December 31, 2025:

Property Type	Location	Month of Acquisition	Carrying Value
			(in thousands)
Commercial - Restaurant	Bristol, CT	March 2019	$750
Land	Bristol, CT	December 2019	1,050
Residential - Single Family	Bellingham, MA	December 2023	293
Residential - Multi Family	Flagler Beach, FL	October 2024	3,382
Commercial - Office	Windsor, CT	December 2024	1,400
Commercial - Office	Windsor, CT	December 2024	2,000
Land	Marathon, FL	January 2025	410
Commercial - Office	Baltimore, MD	July 2025	644
Mixed Use	Cumberland Center, ME	July 2025	270
Commercial - Office	Wilton, CT	September 2025	1,338
Commercial - Office	Wilton, CT	September 2025	334
Residential - Multi Family	Jacksonville, FL	October 2025	2,400
Residential - Multi Family	Daytona Beach, FL	October 2025	2,038
Residential - Single Family	Ansonia, CT	December 2025	93
Total			$16,402
For further information, see Note 6 – Real Estate Owned (REO) — to our consolidated financial statements for the year ended December 31, 2025.
Investments in limited liability companies
As of December 31, 2025, we had investments in limited liability companies of $39.1 million, consisting of limited liability membership equity investments in real estate note-on-note mortgage investment vehicles, direct investments in real estate, and a direct investment in an real estate asset manager.
For further information, see Note 17 – Limited Liability Company Investments — to our consolidated financial statements for the year ended December 31, 2025.

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
Notwithstanding intense competition and some of our competitive disadvantages, we believe we have carved a niche for ourselves among small and mid-size real estate developers, owners and contractors in the markets in which we operate because we are well-capitalized, we have demonstrated flexibility to structure loans to suit the needs of the individual borrower and we can act quickly. In addition, through our marketing efforts, we have developed a brand identity in some of the other markets in which we operate, particularly those along the eastern seaboard of the United States. We believe we have developed a reputation among borrowers in these markets for offering reasonable terms and providing outstanding customer service. We further believe our future success will depend on our ability to maintain and capitalize on our existing relationships with borrowers and brokers and to expand our borrower base by continuing to offer attractive loan products, remain competitive in pricing and terms, and provide superior service.
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
Intellectual Property
Our business does not depend on leveraging any intellectual property rights. To the extent we own any rights to intellectual property, we rely on a combination of federal, state and common law trademarks, service marks and trade names, copyrights and trade secret protection. We have not registered any trademarks, trade names, service marks or copyrights in the United States Patent and Trademark Office.
Employees
As of December 31, 2025, we had 27 employees, of which 26 were full-time.
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
Sachem Opportunities Corp., a wholly-owned subsidiary of Sachem Capital Corp., is our taxable REIT subsidiary (“TRS”). As such, it pays U.S. federal, state, and local taxes on its net taxable income. See Item 1A – Risk Factors for additional REIT qualification and tax status information.
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
Available Information
We maintain a website at www.sachemcapitalcorp.com. We are providing the address to our website solely for information purposes. The information on our website is not a part of, and is not incorporated by reference into, this Report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC.
Item 1A. Risk Factors.
The following factors may affect our growth and profitability of and should be considered by any prospective purchaser or current holder of our securities:
Risks Related to Our Current Financial Condition
We incurred a net loss attributable to common shareholders for 2024 but returned to profitability in 2025. We cannot assure you that we will be profitable for 2026.
For the year ended December 31, 2025, we reported net income attributable to common shareholders of $1.8 million compared to a net loss attributable to common shareholders of $43.9 million for the year ended December 31, 2024. 2024 was the first annual net loss that we reported since we became a publicly traded company in 2017. There were a number of factors that contributed to this result. For the year ended December 31, 2024, we recorded a $22.0 million realized loss on sale of loans, a $4.9 million valuation allowance for loans held for sale, a $26.9 million provision for credit loss related to loans held for investment and loans transferred to real estate owned, and an impairment charge of $0.5 million relating to real estate owned, all of which are presented on our consolidated statement of operations. Second, top-line revenue for 2024 declined 11.2% compared to 2023, after we had delivered solid growth every year from 2017 through 2023. This decrease was due to the unavailability of capital required to grow our business after revenues decreased due to increases in nonperforming loans and distress in the lending markets. Historically, we relied on the capital markets to provide us with the bulk of our growth capital. Given the interest rate environment in 2023 and 2024 and the state of the real estate market in general, we were unable to access the capital markets and our existing credit facilities were not robust enough to fill the gap. On top of that, two tranches of outstanding unsecured public notes, having an aggregate principal amount of $58.2 million came due in 2024 and were repaid from cash flow from operations or drawdowns on our credit facilities. We were able to improve our results of operations in 2025 by obtaining new debt financing and amending existing credit facilities. In addition, we were able to significantly reduce the losses and other charges that we reported in 2024 related to loan sales, valuation allowances and credit losses. For 2025, gains on loan sales were $0.1 million, valuations allowances were $1.0 million and credit losses were $3.3 million. Nonetheless, we cannot assure you that we will continue to be profitable in 2026.
Concurrently with the decline in our operational performance, we have reduced the dividend payable to shareholders.
To maintain our REIT status for income tax purposes, we are required to distribute at least 90% of our taxable income to our shareholders. As a practical matter, since we started to operate as a REIT in 2017 through the end of 2023, we distributed 100% of our GAAP income to shareholders, in cash. However, in 2024 and 2025, primarily because we did not have access to growth capital, we reduced the dividend payable to shareholders. The reduction in the dividend payment does not jeopardize our REIT election because our taxable income has decreased as well. Despite the decrease in taxable income, the Company continued to pay dividends, which were in excess of our taxable income for 2024 and 2025. Any distributions we make to our shareholders, the amount of such dividend and whether such dividend is payable in cash, our Common Shares or other property, or a combination thereof, is at the discretion of the Board and will depend on, among other things, our actual results of operations and liquidity. Our ability to pay distributions will be affected by various factors, including the net interest and other revenue generated from operations, our operating expenses, working capital requirements, the restrictions and limitations imposed by the New York Business Corporation Law (“BCL”), and any restrictions and/or limitations imposed on us by our creditors. Accordingly, we cannot assure you as to the timing or amount of any dividend payments in the future or how they may be paid.

The price of our publicly traded securities has declined significantly.
Primarily because of our operating performance and the reduced dividend payments, in 2024 and 2025, we experienced a steep decline in the trading price of all our equity and debt securities. For example, the opening price of our Common Shares on January 2, 2024, as reported on the NYSE American, was $3.73 per share. The closing price on December 31, 2024, as reported by the NYSE American, was $1.35 per share. The closing price on December 31, 2025, as reported by the NYSE American, was $1.04 per share. Similarly, the opening price of our 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) on January 2, 2024, as reported on the NYSE American, was $20.00 per share. The closing price on December 31, 2024, as reported by the NYSE American, was $15.49 per share. The closing price on December 31, 2025, as reported by the NYSE American, was $17.75 per share. Similar declines were recorded for the price of our Notes. The declining prices in our securities does not only adversely impact the holders of those securities, it also adversely impacts our ability to raise capital at accretive or market prices. Lower trading prices means we have to sell more securities to raise the funds we need for growth, which dilutes the interests of the existing security holders and raises the cost of issuance through interest expense or dividends. Thus, issuing more securities increases our costs, which, in turn, means we have to raise more money to cover the costs, which means we have to sell more securities. Therefore, during the second half of 2024 and in 2025, we did not sell Common Shares or debt securities to raise capital. However, we did sell an immaterial amount of shares of our Series A Preferred Stock in December 2025. We believe it is imperative for us to increase the value of our securities, both debt and equity, and for us to do so, we must improve our operating performance and increase our dividend. We are currently in the market for accretive working capital. However, we cannot assure you that capital will be available to us or, if it is, what will be the cost of such capital.
A default under the Needham Credit Facility could have significant adverse consequences on our business, operations, and financial condition.
Under our new $50 million revolving credit facility (the “Needham Credit Facility”) with Needham Bank (“Needham”), we are required to maintain a debt service coverage ratio of 1.4-to-1.0 throughout the entire term of that facility. In other words, our operating cash flow must be equal to or greater than 1.4 times the interest payable on all our outstanding indebtedness. We have maintained compliance with that covenant as well as the other covenants governing the Needham Credit Facility. However, we cannot assure you that we will continue to remain in compliance with any of these covenants during the remainder of the term. If we were in default of the covenant under the Needham Credit Facility, and if Needham issues a notice of default, it could have significant adverse consequences on our business, operations, and financial condition. First, Needham could declare the entire outstanding balance on the facility immediately due and payable. Alternatively, it could look to execute on the collateral securing the loan, which would deprive us of a significant portion of our working capital and cash flow. In addition, a default under the Needham Credit Facility would trigger a default under the terms of our $0.9 million mortgage with New Haven Bank (the “NHB Mortgage”).

Notes having an aggregate outstanding principal amount of $173.3 million are due and payable in full between December 2026 and September 2027.
Notes having an aggregate outstanding principal amount of $173.3 million mature between December 2026 and September 2027, including $51.8 million on December 30, 2026, $51.7 million on March 30, 2027, $29.7 million on June 30, 2027 and $40.1 million on September 30, 2027. If we cannot repay any of these Notes and the holders of such Notes call a default, it may trigger defaults under our other obligations and impair our ability to raise capital from other sources. As previously noted, a default under the Notes would also trigger a default under the terms of the NHB Mortgage. This could have a material adverse impact on our operations, financial condition and business.

We are subject to the “baby shelf” rules, which limits the amount of securities we can sell pursuant to an S-3 Registration Statement.
To date, we have financed our operations through the sale of our Common Shares, Series A Preferred Stock and the Notes. These securities were covered by an S-3 Registration Statement that the SEC declared effective on February 25, 2022. At that time, we were not subject to any limitations on the volume of securities that we could sell under that Registration Statement. That Registration Statement expired on February 25, 2025. We filed a new S-3 Registration Statement that was declared effective on May 30, 2025. Given the fact that our public float is currently less than $75 million and for so long as the “public float” remains under $75 million, we are limited as to the amount of securities we can sell during any 12-month period. The limit is an amount equal to one-third of our “public float”.

Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on the Company, and may not be available on attractive terms. Our inability to continue to raise capital when needed will harm our business, financial condition and results of operations, and will likely cause our stock value to decline further, which could have a material adverse impact on our business, operations and financial condition.
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
We have experienced a significant increase in the balance of non-performing loans.
We define loans that are more than 90 days in arrears as non-performing status and stop accruing interest on such loans. Over the past two years, we have experienced a significant increase in the outstanding balance of loans in this category. At December 31, 2022, loans in non-performing status had an aggregate outstanding balance of $45.9 million. At December 31, 2023, the comparable balance increased to $84.6 million. At December 31, 2024, loans in non-performing status had an aggregate outstanding balance of $87.0 million. At December 31, 2025, the comparable balance increased to $117.6 million. This has had a material adverse impact on our operational performance and financial condition.
A high level of defaults, particularly among larger mortgage loans, could have a material adverse impact on our business, operations and financial condition.
Historically, our mortgage loans were relatively small, and a small number of foreclosures did not have a material adverse impact on our business. However, our business strategy has changed, and we are now making larger loans with increasing frequency, changing the risk profile of our mortgage loan portfolio. When combined with the decline in commercial real estate values and restrictive credit conditions, the rate of foreclosures that we are experiencing is increasing. At December 31, 2025, we had 66 loans, 57.4% of the loans in our portfolio, with an outstanding principal balance exceeding $1 million. At December 31, 2024, we had 88 loans, 52.4% of the loans in our portfolio, with an outstanding principal balance exceeding $1 million. At December 31, 2023, we had 113 loans, 36.3% of the loans in our portfolio, with an outstanding principal balance exceeding $1 million. If this trend continues, it could have a material adverse impact on our business, operations and financial condition.
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
Although the Federal Reserve Board (the "Fed") reduced the federal funds rate in 2025 and the rate of inflation has decreased as well, inflation still remains above the Fed's target of 2% and the data on the labor market continues to be volatile. Accordingly, it is clear that the Fed will continue to reduce interest rates in 2026. In addition, commercial lending rates remain relatively high, adversely impacting our ability to refinance our existing indebtedness at lower rates and obtain growth capital. High interest rates adversely impacts our business in several ways. First, it makes it more difficult for us to borrow money to sustain our growth. Second, even if we borrow money at higher rates there is no assurance that we can pass these increases on to our borrowers, without adversely impacting the demand for our products. If our borrowers and their related projects cannot manage the increase in interest rates, we may have an increase in non-performing loans. Further, if we cannot raise the rates on our mortgages, the spread between our cost of funds and the yield on our mortgage loan portfolio will decrease. Thus, increases in interest rates could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.
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
Most of the properties securing our mortgage loans are not income producing, thus increasing the risks of delinquency and foreclosure.
Most of our loans, by both number of loans and aggregate principal amount, are secured by properties, whether residential or commercial, that are under construction or renovation and are not income producing. The risks of delinquency and foreclosure on these properties may be greater than similar risks associated with loans made on the security of single- family, owner-occupied, residential property. In the case of income producing properties, the ability of a borrower to repay the loan typically depends primarily upon the successful operation of such property. If the net operating income of the subject property is reduced, the borrower’s ability to repay the loan, or our ability to receive adequate returns on our investment, may be impaired.
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
While we are not a traditional long term mortgage lender, we do lend on commercial use of transitional residential property. At December 31, 2025, 53.6% of our outstanding mortgage loans receivable are secured by residential real property. None of these loans are guaranteed by the U.S. government or any government sponsored entity. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of our lien will significantly impact the value of such mortgage. In the event of foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may be less than the outstanding balance of the loan (including principal, accrued but unpaid interest and other fees and charges). In addition, any costs or delays involved in the foreclosure or liquidation process may increase losses.
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
As a result of foreclosures, we also directly own real estate. In some cases, the real estate is classified as “held for sale” and in other cases it is classified as “held for rental”. Given the nature of our business, we may in the future acquire more real estate assets upon a default of mortgage loans. In general, real estate assets are subject to various risks, including:
•acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001, social unrest and civil disturbances;
•adverse changes in national and local economic and market conditions; and
•changes in governmental laws and regulations, fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance with laws and regulations, fiscal policies and ordinances.
In addition, whether the real estate is held for sale or for rental, if it is income producing property, the net operating income can be adversely affected by, among other things:
•tenant mix;
•success of tenant businesses;
•the performance, actions and decisions of operating partners and the property managers they engage in the day-to-day management and maintenance of the property;

•property location, condition and design;
•new construction of competitive properties;
•a surge in homeownership rates;
•changes in laws that increase operating expenses or limit rents that may be charged;
•changes in specific industry segments, including the labor, credit and securitization markets;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;
•increases in interest rates, real estate taxes, energy costs and other operating expenses;
•costs of remediation and liabilities associated with environmental conditions;
•the potential for uninsured or underinsured property losses; and
•the risks particular to real property.
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
The geographic distribution of our loan portfolio exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we operate. These risks include, without limitation:
•declining real estate values;
•overbuilding;
•extended vacancies of properties;
•increases in competition;
•increases in operating expenses such as property taxes and energy costs;
•changes in zoning laws;
•unemployment rates;
•environmental issues;
•public health issues (such as COVID-19);
•casualty or condemnation losses;
•uninsured damages from floods, hurricanes, earthquakes or other natural disasters; and
•changes in interest rates.

At December 31, 2025, 41.8% of our mortgage loans held for investment (representing 26.9% of the aggregate outstanding principal balance of our loans held for investment portfolio) were secured by property located in Connecticut; 13.9% (representing 30.3% of the aggregate outstanding principal balance of our loans held for investment portfolio) were secured by property located in Florida; and 14.8% (representing 8.2% of the aggregate outstanding principal balance of our loans held for investment portfolio) were secured by property located in New York. As a result, we are particularly subject to the general economic and market conditions in those markets. For example, other geographic markets in neighboring states could become more attractive for developers, investors and owners based on favorable costs and other conditions to construct or improve or renovate real estate properties. Some states have created tax and other incentives to attract businesses to relocate or to establish new facilities in their jurisdictions. These changes in other markets may increase demand in those markets and result in a corresponding decrease in demand in the markets in which we currently operate. Any adverse economic or real estate developments or any adverse changes in the local business climate in any geographic market in which we have a concentration of properties, could have a material adverse effect on us. To the extent any of the foregoing risks arise in Connecticut, New York and Florida, our business, financial condition and results of operations and ability to make distributions to shareholders could be materially adversely affected.
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
As part of our growth strategy, we occasionally evaluate acquisition opportunities, including other real estate lenders or loan portfolios. To date, we have never pursued any of these opportunities. Acquisitions, in general, involve a high degree of risk including the following:
•we could incur significant expenses for due diligence, document preparation and other pre-closing activities and then fail to consummate the acquisition;

•we could overpay for the business or assets acquired;
•there may be hidden liabilities that we failed to uncover prior to the consummation of the acquisition;
•the demands on management’s time related to the acquisition will detract from their ability to focus on the operation of our business; and
•challenges or difficulties in integrating the acquired business or assets into our existing platform.
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
At December 31, 2025, we had unfunded commitments under existing loans of $37.2 million. We do not record these unfunded commitments as liabilities on our balance sheets as the unfunded portion of the loans are not included in the outstanding mortgage loan balances. We try to maintain a reasonable amount of working capital at all times, although not in amounts sufficient to cover all of our deferred funding obligations. Nevertheless, there is a risk that borrower demand for funding under existing loans could exceed our available working capital and if we fail to meet our funding obligations, we may be subject to legal claims by the borrowers. This could have a material and adverse impact on our business reputation, our operations as well as our financial condition.
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
Effective September 1, 2025, Jeffery Walraven was appointed Executive Vice President and Chief Financial Officer. While we have entered into an employment agreement with Mr. Walraven, he can terminate his employment with us at any time, for any reason. In the event Mr. Walraven terminates his employment with us or is unable to carry out his duties, it could have an adverse effect on our financial management, growth, and stability.
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
In order to raise working capital, we may sell or transfer mortgage loans to a third party, including a securitization entity. In connection with these sales, we may be required to make certain representations and warranties to the buyers that are typical in these types of transactions. If there is a material breach in any of these representations and warranties, we may be liable for any damages incurred by the buyer as a result of such breach or we may be obligated to repurchase one or more of the sold loans that is directly impacted by the breach or replace the impacted loan with another loan. Any remedy, whether we have to pay damages or repurchase or replace a loan, could have a material adverse impact on our business, operations and financial condition.
Risks Related to Debt Financing
If we cannot access external sources of capital on favorable terms or at all, our ability to execute our business and growth strategies will be impaired.
In addition to the usual operating expenses, we have significant other cash requirements, notably interest and dividend payments (to maintain our REIT status, we are required to distribute at least 90% of our taxable income on a annual basis) and loan repayments ($51.8 million principal amount of Notes will become due in December 2026 and an aggregate of an additional $121.5 million principal amount of Notes will become at various due dates in 2027.) Consequently, we rely on third-party sources of capital to fund a substantial amount of our working capital needs. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, leverage, current and expected results of operations, liquidity, financial condition and cash distributions to shareholders and the market price of our equity securities. If we cannot obtain capital when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations, make the cash distributions to our shareholders necessary to qualify and maintain our qualification as a REIT (which would expose us to significant penalties and corporate level taxation), or fund our other business needs, any of which could have a material adverse effect on us.
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
Our organizational documents contain no limitations regarding the maximum level of indebtedness, whether as a percentage of our market capitalization or otherwise, that we may incur. The amount of leverage that we employ depends on management's assessment of market and other factors at the time of any proposed borrowing. As our capital needs continue to grow, we anticipate increasing our overall indebtedness. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have other significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to capitalize upon acquisition opportunities, fund working capital, make capital expenditures, make cash distributions to our shareholders, or meet our other business needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may be forced to dispose of assets, possibly on unfavorable terms or in violation of certain covenants to which we may be subject in order to pay debt obligations when due;
•our financial flexibility may be diminished as a result of various covenants including debt and coverage and other financial ratios;
•our vulnerability to general adverse economic and industry conditions may be increased;
•we may be at a competitive disadvantage relative to our competitors that have less indebtedness; and
•our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate may be limited and we may default on our indebtedness by failure to make required payments or violation of covenants, which would entitle holders of such indebtedness, and possibly other indebtedness, to accelerate the maturity of their indebtedness and to foreclose on our mortgages receivable that secure their loans.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to shareholders.
We are leveraged. If we default on our obligations, we may suffer adverse consequences.
Indebtedness for borrowed money, also known as "leverage", magnify the potential for income gain or loss on amounts invested in loans and, therefore, increase the risks associated with investing in us. We borrow from and issue senior debt securities to banks and other lenders that are secured by liens on our assets. Holders of these senior securities have fixed dollar claims on our assets that are superior to the claims of the holders of our other securities. Leverage is generally considered a speculative investment technique. Any increase in our income in excess of interest payable on our outstanding indebtedness would cause our net income to increase more than it would have had we not incurred leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not incurred leverage. Such a decline could negatively affect our ability to pay dividends to the holders of our equity securities or scheduled debt payments. There can be no assurance that our leveraging strategy will be successful.
Our outstanding indebtedness imposes, and additional debt we may incur in the future will likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a REIT.
Total outstanding indebtedness at December 31, 2025 was $277.8 million, which included $171.3 million aggregate outstanding principal balance of Notes, $86.6 million of senior secured notes payable, $19.0 million outstanding on the Needham Credit Facility, and $0.9 million outstanding on the NHB Mortgage. All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all our assets excluding real estate owned by us (other than real estate acquired pursuant to foreclosure). The NHB Mortgage is secured by a first mortgage lien on the property located at 568 E. Main Street, Branford Connecticut, which we own and which is our principal place of business. In addition, the NHB Mortgage has cross default provisions, which means that a default under the terms of any other indebtedness, would also be an event of default under the NHB Mortgage as well. Thus, any default under the Needham Credit or the NHB Mortgage could have a material adverse effect on our business, financial condition and results of operations, cash flows, our ability to make distributions to shareholders and make the interest payment on the Notes.
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
Any default under the agreements governing our existing indebtedness, or other indebtedness that we may incur in the future that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness, including the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest. In addition, the lenders under any revolving credit facility or other financing that we may obtain in the future could elect to terminate their commitment, cease making further loans and institute foreclosure proceedings against our assets and force us into bankruptcy or liquidation. Any such default may constitute a default under all our indebtedness, including the Notes, which could further limit our ability to repay our indebtedness, including the Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from our existing lenders at the time to avoid being in default. If we breach any loan covenants, we may not be able to obtain such a waiver from the lenders in which case we would be in default under the credit arrangement and the lender could exercise its rights as described above, and we may be forced into bankruptcy or liquidation. If we are unable to repay indebtedness, lenders having secured obligations could proceed against the collateral securing the debt. Because the NHB Mortgage have, and any future credit facilities may have, customary cross-default provisions, if repayment of any outstanding indebtedness, such as the Notes, the NHB Mortgage, the Needham Credit Facility or any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.
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
As of December 31, 2025, we had $173.3 million aggregate principal amount of Notes outstanding. The Notes are unsecured. As a result, they are effectively subordinated to all our existing and future secured indebtedness, such as the Senior Secured Notes Payable ($90.0 million outstanding principal balance at December 31, 2025), the Needham Credit Facility ($19.0 million outstanding balance at December 31, 2025), and the NHB Mortgage, ($0.9 million outstanding balance at December 31, 2025) as well as any secured indebtedness that we may incur in the future, or any indebtedness that is initially unsecured to which we subsequently grant a security interest, to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. The Needham Credit Facility is secured by a first priority lien on virtually all our assets excluding real estate owned by us (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Senior Secured Notes Payable. The NHB Mortgage is secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.

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
The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on an investment in the Notes. Except in limited circumstances, the terms of the indenture and the Notes do not restrict our ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (i) any indebtedness or other obligations that would be equal in right of payment to the Notes, (ii) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (iii) indebtedness that we incur that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (iv) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Notes with respect to the assets of these entities;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including subordinated indebtedness;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
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
Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes are issued does not contain cross-default provisions. The issuance of any indebtedness with incremental protections could adversely affect the market for, trading volume and prices of the Notes.
An increase in market interest rates could result in a decrease in the value of the Notes.
In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. Consequently, if you own Notes or purchase Notes, and the market interest rates subsequently increase, the market value of your Notes may decline. We cannot predict the future level of market interest rates.
Although the Notes are listed on the NYSE American, an active trading market for the Notes may not develop, which could limit a noteholder's ability to sell the Notes and/or the market price of the Notes.
Although the Notes are listed on the NYSE American, there is limited trading of the Notes on the exchange and we cannot assure holders of the Notes that an active trading market will develop or be maintained for the Notes. In addition, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. Although the underwriters advised us at the time of issuance that they intend to make a market in the Notes, they are not obligated to do so. The underwriters may discontinue any market-making in the Notes at any time at their sole discretion. Accordingly, we cannot assure you that a liquid trading market for the Notes will develop or can be sustained, or that holders of the Notes will be able to sell their Notes at a particular time or that the price they will receive at the time of sale will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Notes may be harmed. Accordingly, the holders of Notes may be required to bear the financial risk of an investment in the Notes indefinitely.
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
In the event of a bankruptcy, liquidation, dissolution or winding up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all our indebtedness and other liabilities and that of our subsidiaries have been paid in full. At December 31, 2025, the aggregate liquidation preference of the issued and outstanding shares Series A Preferred Stock was $57.8 million and our total liabilities on a consolidated basis were $285.1 million.
The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Similarly, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and other liabilities of (as well as any preferred equity interests held by others in) our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and any future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due with respect to the outstanding shares of Series A Preferred Stock. We and our subsidiaries have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock.
As a result, future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. In addition, if we issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility, including the ability to pay dividends. Furthermore, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may dilute the ownership interest of the holders of the Series A Preferred Stock. We and, indirectly, our shareholders, including holders of the Series A Preferred Stock will bear the cost of issuing and servicing such securities. Thus, holders of the Series A Preferred Stock will bear the risk of our future offerings reducing the market price of the Series A Preferred Stock and diluting the value of their holdings in us.
We may issue additional shares of Series A Preferred Stock and additional series of preferred shares that rank on parity with the Series A Preferred Stock as to dividend rights, rights upon liquidation or voting rights.
We may issue additional shares of Series A Preferred Stock in the future and may create new classes or series of preferred shares that would rank equal or senior to the Series A Preferred Stock with respect to dividend payments and rights upon liquidation, dissolution or winding up of our affairs.
The issuance of additional shares of Series A Preferred Stock and additional series of parity preferred stock may reduce amounts available to the holders of the Series A Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes of stock with equal priority with respect to dividends.
Although holders of shares of Series A Preferred Stock are entitled to limited voting rights, the Series A Preferred Stock will vote separately as a class together with all other classes or series of our preferred shares that we may issue upon which like voting rights have been conferred. As a result, the voting rights of holders of shares of Series A Preferred Stock may be significantly diluted, and the holders of such other series of preferred shares that we may issue may be able to control or significantly influence the outcome of any vote.
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
One of the factors that will influence the price of the Series A Preferred Stock will be the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. Dividends on the Series A Preferred Stock are payable at the rate of 7.75% per annum. An increase in market interest rates may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease and reduce the amount of funds available and that may be used to make dividend payments.
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
Our cash available for distribution may not be sufficient to pay dividends on the Series A Preferred Stock at the stated dividend rate.
Dividends on the Series A Preferred Stock are payable quarterly subject to being authorized by the Board in its sole discretion out of assets legally available therefor and will depend on a number of factors, including our earnings, our financial condition, restrictions under applicable law, our need to comply with the terms of our existing financing arrangements, our capital requirements and such other factors as the Board may deem relevant from time to time. To the extent, earnings and/or cash flow from operations are insufficient to fund dividend payments, we may make up the shortfall from working capital, proceeds from the sale of securities, other financing facilities or from the sale of assets. Funding dividend payments from working capital could restrict our operations. If we are required to sell assets, such sales may occur at a time or in a manner that does not allow us to realize the full extent of the value of those assets. If we borrow funds to pay dividends, our leverage ratios and interest expense would increase thereby reducing our earnings and cash flow and making it more difficult for us to obtain additional financing to fund our growth. Accordingly, we cannot assure you that we will be able to pay dividends in the future.
The change of control conversion rights may not adequately compensate the holders of Series A Preferred Stock in the event we undergo a change of control. The change of control conversion rights may also make it more difficult for a party to acquire us or discourage a party from acquiring us.
Upon the occurrence of a “Change of Control” (as defined in our certificate of incorporation, as amended), each holder of shares of Series A Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined in our certificate of incorporation, as amended), we have provided notice of our election to redeem some or all of the shares of Series A Preferred Stock held by such holder in which case such holder will have the right only with respect to shares of Series A Preferred Stock that are not called for redemption) to convert some or all of such holder’s shares of Series A Preferred Stock into our Common Shares (or under specified circumstances certain alternative consideration). Notwithstanding that we generally may not redeem the Series A Preferred Stock prior to June 29, 2026, we have a special optional redemption right to redeem the Series A Preferred Stock in the event of a Change of Control, and holders of the Series A Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the Change of Control Conversion Date.
If we do not elect to redeem the Series A Preferred Stock prior to the Change of Control Conversion Date, then upon an exercise of their conversion rights, the holders of Series A Preferred Stock will be limited to a maximum number of our Common Shares (or, if applicable, the Alternative Conversion Consideration (as defined in our certificate of incorporation, as amended)) equal to the lesser of (a) the quotient obtained by dividing (i) the sum of (A) the $25.00 liquidation preference per share of Series A Preferred Stock plus (B) the amount of any accumulated and unpaid dividends thereon to, but not including, the Change of Control Conversion Date (unless the Change of Control Conversion Date is after a dividend record date and prior to the corresponding dividend payment date for the Series A Preferred Stock, in which case no additional amount for such accrued and unpaid dividend will be included in this sum) by (ii) the Common Stock Price (as defined in our certificate of incorporation, as amended); and (b) 25.00, multiplied by the number of shares of Series A Preferred Stock converted.
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
An increase in the market price of our Common Shares will not necessarily result in an increase in the market price of the Series A Preferred Stock
Since an increase in the market price of our Common Shares will not necessarily result in an increase in the market price of the Series A Preferred Stock, which depends more on the dividend yield relative to other investment opportunities, we cannot assure you that a holder will benefit from an increase in the market price of our Common Shares even upon a conversion.

If we redeem your shares of the Series A Preferred Stock, you will no longer receive dividends.
On or after June 29, 2026, we may, from time to time, at our option redeem, in whole or in part, the outstanding shares of the Series A Preferred Stock. We may have an incentive to redeem the Series A Preferred Stock if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, from and after the redemption date, dividends will cease to accrue on the shares that are redeemed and all your rights as a holder of such shares will terminate except the right to receive the redemption price plus accrued but unpaid dividends, if any.
You should not expect us to redeem shares of the Series A Preferred Stock on or after the date they become redeemable.

The Series A Preferred Stock is a perpetual security, meaning that it has no maturity or mandatory redemption date and is not redeemable at the option of the holders. Those shares may only be redeemed by us after June 29, 2026 or following a Change in Control (as defined in our certificate of incorporation, as amended). Our decision to redeem the Series A Preferred Stock will depend on, among other things, our evaluation of our capital position and structure and general market conditions.
The trading price of the Series A Preferred Stock could be substantially affected by various factors.

During the year ended December 31, 2025, the closing price for our Series A Preferred Stock on the NYSE American ranged from a high of $18.99 to a low of $12.54. The market price of the Series A Preferred Stock in the future may be higher or lower than the limits reflected in the prior sentence depending on many factors, many of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:
•increases in prevailing interest rates, which may have an adverse effect on the market price of the Series A Preferred Stock;
•market prices of common and preferred equity securities issued by REITs and other real estate companies;
•our history of timely dividend payments;
•the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments;

•general economic and financial market conditions;
•government action or regulation;
•the financial condition, performance and prospects of us and our competitors;
•changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•our issuance of additional common equity or debt securities;
•our issuance of additional series or classes of preferred securities; and
•actual or anticipated variations in quarterly operating results of us and our competitors.
The market price and trading volume of the Series A Preferred Stock may be volatile and you could experience a loss if you sell your shares.
Even if an active trading market develops for the Series A Preferred Stock, the market price for the shares may be volatile. Also, the trading volume may fluctuate and cause significant price variations. If the market price for the Series A Preferred Stock declines significantly, you may not be able to sell your shares at or above the price that you paid for those shares. Some of the factors that could negatively impact share price or cause fluctuations in price or trading volume include, but are not limited to, the following:
•actual or anticipated variations in our quarterly results of operations;

•changes in our cash flow, earnings estimates or recommendations by securities analysts;

•publication of research report about us or the real estate sector in general; the extent of investor interest; increases in market interest rates;

•changes in market valuations of other companies in our peer group;

•strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or business strategy;

•the reputation of REITs generally and specifically of those with portfolios similar to ours,

•the attractiveness of securities of REITs in comparison to securities issued by other entities;

•adverse market reaction to any additional debt that we incur, or acquisitions that we make in the future;

•additions or departures of key management personnel;

•future issuances by us of equity securities;

•actions by institutional or activist investors; speculation in the press or investment community;

•the realization of any risk factors discussed herein; and

•general market and economic conditions.

In sum, we cannot assure you that the market price of the Series A Preferred Stock will not fluctuate significantly in the future.

Our certificate of incorporation, as amended, including the certificate of amendment establishing the terms of the Series A Preferred Stock, contains restrictions upon ownership and transfer of the Series A Preferred Stock, which may impair the ability of holders to convert Series A Preferred Stock into our Common Shares.
Our certificate of incorporation, as amended, including the certificate of amendment creating the Series A Preferred Stock, contains restrictions on ownership and transfer of the Series A Preferred Stock intended to assist us in maintaining our qualification as a REIT for federal income tax purposes. Specifically, our charter provides that no person may own, or be deemed to own by virtue of applicable constructive ownership rules of the Code, more than 4.99% (by value or by number of shares, whichever is more restrictive) of our outstanding Common Shares or 4.99% by value of our outstanding shares of capital stock, subject to certain exceptions. Notwithstanding any other provision of the Series A Preferred Stock, no holder of shares of Series A Preferred Stock will be entitled to convert such stock into our Common Shares to the extent that receipt of our Common Shares would cause the holder to exceed the ownership limitations contained in our certificate of incorporation, as amended, including the certificate of amendment creating the Series A Preferred Stock. In addition, these restrictions could have takeover defense effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of the Series A Preferred Stock.
The Series A Preferred Stock shareholders have limited voting rights.
Generally, the holders of the Series A Preferred Stock have no voting rights. There are, however, two exceptions. Holders of shares of Series A Preferred Stock have the right to elect, voting together as a single class with the holders of any other class or series of our preferred shares having similar voting rights, two additional directors to the Board, in the event that six quarterly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and the right to vote on amendments to our charter, including amendments to the certificate of amendment creating the Series A Preferred Stock, that materially and adversely affect the rights of the holders of shares of Series A Preferred Stock or that authorize, increase or create additional classes or series of our stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described in our certificate of incorporation, as amended, holders of shares of Series A Preferred Stock will not have any voting rights.

Future sales of substantial amounts of the Series A Preferred Stock, or the possibility that such sales could occur, could adversely affect the market price of the Series A Preferred Stock.
We cannot predict the effect, if any, that future issuances or sales of our securities including sales of the Series A Preferred Stock pursuant to the At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc. and Lucid Capital Markets, LLC, as sales agents (the “Sales Agreement”) or the availability of our securities for future issuance or sale, will have on the market price of the Series A Preferred Stock. Issuances or sales of substantial amounts of our securities, including sales of shares of the Series A Preferred Stock pursuant to the Sales Agreement or the perception that such issuances or sales might occur, could negatively impact the market price of the Series A Preferred Stock and the terms upon which we may obtain additional equity financing in the future.

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

If we are unable to comply with the continued listing requirements of the NYSE American, our Common Shares could be delisted, which could adversely affect the listing of the Series A Preferred Stock.
Currently, our Common Shares and the Series A Preferred Stock are listed on the NYSE American. In order to maintain this listing, we required to meet certain qualitative tests. We cannot assure that we will be able to maintain our listing on the NYSE American. If we fail to do so, it would adversely impact your ability to sell these securities and to obtain accurate pricing information. It would also make it more difficult for us to raise capital.

Listing on NYSE American does not guarantee an active trading market for the Series A Preferred Stock.
Although the Series A Preferred Stock is currently listed on the NYSE American, there is no guarantee that an active and liquid trading market to sell these shares can be sustained. If an active trading market cannot be sustained, the market price and liquidity of the Series A Preferred Stock may be adversely affected. Even if an active trading market is sustained, we cannot assure you that the market price for those shares will equal or exceed the price you paid for your shares.
If the Series A Preferred Stock or our Common Shares are delisted, your ability to transfer or sell your shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.
Other than in connection with a Change of Control, the Series A Preferred Stock does not contain rights that are intended to protect you if our Common Shares are delisted from the NYSE American. Because the Series A Preferred Stock has no stated maturity date, you may be forced to hold your shares of the Series A Preferred Stock and receive stated dividends on the Series A Preferred Stock when, as and if authorized by the Board and paid by us with no assurance as to ever receiving the liquidation value thereof. In addition, if our Common Shares are delisted from the NYSE American, it is likely that the Series A Preferred Stock will be delisted from the NYSE American as well. Accordingly, if our Common Shares are delisted from the NYSE American, your ability to transfer or sell your shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.

Risks Relating to our Common Shares
The market price and trading volume of our securities may be volatile.
The stock markets, including the NYSE American, which is the exchange on which we list our Common Shares, have experienced significant price and volume fluctuations. During the year ended December 31, 2025, the closing price for our Common Shares on the NYSE American ranged from a high of $1.33 to a low of $0.80. The market price of our Common Shares may be higher or lower than the limits reflected in the prior sentence depending on many factors, many of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
•equity issuances by us, or share resales by our shareholders, or the perception that such issuances or resales may occur;
•publication of research reports about us or the real estate industry;
•changes in market valuations of similar companies;
•adverse market reaction to the level of leverage we employ;
•additions to or departures of our key personnel;
•accounting issues;
•speculation in the press or investment community;

•our failure to meet, or the lowering of, our earnings’ estimates or those of any securities analysts;
•increases in market interest rates, which may lead investors to demand a higher distribution yield for our Common Shares and would result in increased interest expenses on our debt;
•failure to qualify or to remain qualified as a REIT;
•price and volume fluctuations in the stock market generally; and
•general market and economic conditions, including the current state of the credit and capital markets and current level of inflation.
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
If we fail to comply with the continued listing standards of the NYSE American, all or some of our securities that currently are listed on the NYSE American could be delisted. This would have a material adverse impact on the holders of that security and us.
The continued listing of our Common Shares on the NYSE American is contingent on our continued compliance with the listing standards of the exchange. The NYSE American retains substantial discretion to, at any time and without notice, suspend dealings in or remove from any security from listing. To maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer: (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if the trading price of a listed security falls below what the NYSE American considers a “low selling price” and the issuer fails to correct this situation within a reasonable period following receipt of notification from the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There is no assurance that we will remain in compliance with these standards.
Delisting from the NYSE American would adversely affect our ability to raise additional financing through the public or private sale of equity securities, significantly affect the ability of investors to trade our securities and negatively affect the value and liquidity of our Common Shares. Delisting also could limit our strategic alternatives and attractiveness to potential counterparties and have other negative results, including the potential loss of employee confidence, decreased analyst coverage of our securities, the loss of institutional investors or interest in business development opportunities. Moreover, we committed in connection with the sale of securities to use commercially reasonable efforts to maintain the listing of our Common Shares during such time that certain warrants are outstanding.
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
Under current tax law, "qualified dividends" are taxed at a 20% rate (excluding the 3.8% net investment income tax) to individuals, trusts and estates. Distributions from REITs, are not deemed "qualified dividends", except to the extent that certain holding requirements have been met and the dividends are attributable to dividends received by a REIT from taxable corporations (such as a “taxable REIT subsidiary”), or to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gains dividends.” However, pursuant to the One Big Beautiful Bill Act of 2025 (the "OBBBA"), the deduction previously established under Section 199A of the Code, which allows U.S. stockholders (other than corporations) to deduct 20% of distributions received from REITs (to the extent such distributions are not "qualified dividends"), has been made permanent. Thus, despite the permanence of this deduction under the OBBBA, those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is still higher than the 20% tax rate on "qualified dividends". Thus, investors who are non-corporate taxpayers may perceive investments in REITs as less attractive than investments in the stock of non-REIT “C” corporations that pay dividends, which could depress the market price of the stock of REITs, including our Common Shares.
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
Effective July 4, 2025, the OBBBA was signed into law. Certain provisions of OBBBA impact us and our shareholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) permanently reinstates 100% bonus depreciation for certain property acquired after January 19, 2025, (iii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31,

2025, and (iv) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.
The IRS, the U.S. Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended or modified. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted or modified. Changes to the tax laws, including the possibility of major tax legislation, possibly with retroactive application, may adversely affect how we or our shareholders are taxed. We urge our shareholders and prospective shareholders to consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our Common Shares.
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
We have implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cyber incident. This includes a review of vendors during the selection/onboarding process, inclusion of formal service level agreements (SLAs) including requirements for uptime where applicable, and a periodic review of contracts.
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
See listing of investments in developmental real estate and real estate owned listed in Item 1 above.
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
On March 10, 2026, the last reported sale price of our Common Shares on the NYSE American was $1.09 per share.
Holders
As of March 10, 2026, we had 67 shareholders of record of our Common Shares. The number of holders does not include individuals or entities who beneficially own shares but whose shares, which are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder. Computershare Trust Company, N.A. serves as transfer agent for our Common Shares.
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
Issuer Purchases of Equity Securities
For an overview of our stock repurchase program and shares repurchased during the years ended December 31, 2025 and 2024, see Note 17 – Equity — to our consolidated financial statements for the year ended December 31, 2025.
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
Company Overview
Sachem Capital Corp., a New York corporation, established in 2010 and completing an initial public offering in 2017, is a self-managed REIT that specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company operates its business as one segment. The Company offers short-term (i.e., one to three years), secured, non-bank loans to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is typically secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants of residential real estate. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases and investments apart from its lending activities.

Items Affecting Comparability of Results
Due to a number of factors, our historical financial results may not be comparable from period to period or to future periods. Key factors that may affect comparability include:
•Changes in average earning assets and portfolio composition, including periods of lower net loan originations, portfolio runoff, and the resolution of loans through repayment, foreclosure, or sale, which may reduce average loans outstanding and interest-earning assets and, as a result, impact interest income and net interest margin.
•Changes in asset yields, including the mix of performing versus nonperforming loans, the timing of loans placed on non-accrual status, the resolution of nonperforming loans, and changes in the composition of loans held for investment versus loans held for sale, all of which may affect the yield on interest-earning assets and the comparability of net interest margin between periods.
•Changes in our funding mix, leverage levels, and cost of funds, including repayments, refinancings, and the issuance of new indebtedness (including senior secured notes, revolving credit facilities, and "baby bond" obligations), which may alter average borrowings outstanding and result in material period-to-period changes in interest expense. In certain periods, indebtedness has been replaced at interest rates materially higher than retired obligations, including increases of approximately 200 to 300 basis points, which may negatively impact net interest margin.
•Timing differences related to debt deployment and capital availability, including periods where debt capital was outstanding prior to full deployment into interest-earning assets, which may temporarily compress net interest margin and reduce comparability between periods.
•Volatility in credit-related expenses and valuation adjustments, including changes in the provision for credit losses, direct allowances, and valuation allowances on loans held for sale, which, while not components of net interest margin, may materially affect net income and period-to-period comparability of overall operating results.
•Non-recurring or episodic income and expense items, including income generated from owned real estate, such as rental income from specific projects, and the timing of asset sales or similar transactions, which may not be indicative of ongoing net interest margin or core lending performance.
2025 Year in Review
During 2025, the Company focused on stabilizing its credit profile and strengthening its capital structure following the portfolio repositioning actions taken in 2024 and 2025. While average earning assets declined year over year and net interest margin compressed, management prioritized liquidity preservation, resolution of nonperforming assets, and extension of debt maturities over portfolio expansion.
Key developments during 2025 included:
•A significant reduction in credit-related charges compared to 2024, as provisioning reflected loan-specific adjustments rather than broad-based reserve recalibration.
•No comparable large-scale loan sale losses, resulting in improved earnings comparability relative to the prior year.
•Issuance of $100.0 million ($90.0 million drawn as of December 31, 2025) of Senior Secured Notes due 2030 bearing interest at 9.875%, which extended the Company’s weighted average debt maturity profile and diversified funding sources.
•Reduction of certain short-term borrowings and repayment of maturing unsecured notes, decreasing near-term refinancing concentration.
•Successfully completed the sale of its office property located in Westport, Connecticut generating net cash proceeds of approximately $19.9 million and realized a book gain of approximately $4.0 million. The Westport asset was sourced, managed, and executed through Urbane Capital, the Company’s in-house development and asset management platform.

•Continued disciplined underwriting in a higher interest rate environment, resulting in moderated net loan originations and a focus on sponsor quality and collateral protection.
Although nonaccrual balances remain elevated relative to historical norms, migration trends moderated during the year and reserve coverage reflects updated collateral valuations and expected liquidation timelines. Management continues to evaluate asset resolution strategies with the objective of improving earning asset mix and reducing nonaccrual exposure over time.
While funding costs remain elevated relative to pre-2024 levels, the Company believes its current capital structure provides improved duration visibility and liquidity flexibility. Future earnings performance will depend on continued resolution of nonperforming assets, stabilization of net interest margin, disciplined capital allocation, and broader real estate market conditions.
The Company intends to address upcoming unsecured note maturities through a combination of operating cash flow, asset resolutions, and capital market activity, subject to prevailing market conditions.

Recent Developments
Update on Naples, Florida Assets
On February 5, 2026, the Company completed a noncash transaction to acquire 100% of the membership interests of the entity holding the condominium assets associated with its legacy Naples, Florida mortgage loan held for investment having a net book value, principal and accrued interest and fees, of approximately $39.9 million.
The acquired assets include:
•The condominium association,
•Three completed condominium units, which are expected to be remarketed for sale immediately under renewed marketing efforts, and
•The southern parcel, which is entitled for the development of four additional condominium units. The Company intends to commence construction and marketing activities for these units, with anticipated sales occurring over the next 18 to 24 months, subject to market conditions.
At closing, the transaction did not result in a material gain or loss relative to the Company’s net book value of the related assets.
Following the transaction, Urbane Capital, a subsidiary of the Company, has assumed responsibility for the active management, development, and monetization of the condominium assets described above, consistent with its role in overseeing the Company’s owned real estate and development initiatives.
In addition, the Company has retained and further enhanced its interest in the existing approximate $12.3 million first mortgage secured by a separate and unrelated waterfront development parcel in Naples. The Company does not control or manage development activities related to the waterfront parcel and is not assuming development responsibility for that asset. The Company will continue to monitor this loan held for investment with respect to this parcel in its capacity as a senior secured lender, consistent with its objective of protecting principal and maximizing value.
Management believes that consolidating control of the condominium assets while maintaining a secured lender position on the waterfront parcel simplifies the overall capital structure, enhances execution clarity, and positions the Company to actively manage and monetize the assets it directly controls over time.
Needham Credit Facility Update
On January 21, 2026, the Company entered into Amendment No. 2 to its Credit, Security and Guaranty Agreement with Needham Bank, as administrative agent, and the lenders party thereto, with respect to the Company’s $50.0 million revolving credit facility. The amendment extends the stated maturity of the facility from March 2, 2026 to

March 2, 2028, and provides the Company with the ability to request an additional one-year extension to March 2, 2029, subject to lender consent and customary conditions. All other material terms of the credit facility remain unchanged.
The extension enhances the Company’s liquidity profile and provides additional balance sheet flexibility as it continues to manage its portfolio and capital allocation strategy.

Critical Accounting Policies and Use of Estimates
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for current expected credit losses and real estate owned, See Note 2 – Significant Accounting Policies for further details.
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

Results of Operations
Our results of operations depend primarily on net interest income, the credit performance of our loan portfolio, and the effectiveness of our operating platform. These results are affected by a variety of factors, including demand for commercial real estate loans, competitive conditions in loan origination, the cost, structure, and availability of financing, operating expense levels, and the performance of the collateral securing our loans.
Years ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024	$ Change	% Change
Interest income from loans	32,222	43,154	(10,932)	(25.3)%
Interest income from limited liability company investments	4,838	5,127	(289)	(5.6)%
Interest expense and amortization of deferred financing costs	(25,390)	(27,798)	(2,408)	(8.7)%
Net interest income	11,670	20,483	(8,813)	(43.0)%
Net interest margin	3.1%	4.4%
Provision for credit losses related to loans held for investment	(3,280)	(26,928)	(23,648)	(87.8)%
Gain (loss) on sale of loans	121	(21,973)	22,094	100.5%
Change in valuation allowance related to loans held for sale	1,014	(4,880)	5,894	120.8%
Net interest income (loss) after provision for credit losses related to loans held for investment, gain (loss) on sale of loans, and changes in valuation allowance related to loans held for sale	9,525	(33,298)	42,823	128.6%
Other income
Fee income from loans	5,978	8,594	(2,616)	(30.4)%
Income from limited liability company investments	467	112	355	317.0%
Other investment income	141	391	(250)	(64.0)%
Gain on investment securities	1,566	178	1,388	779.8%
Other income	1,726	122	1,604	1,314.8%
Total other income	9,878	9,397	481	5.1%
Operating expenses
Compensation and employee benefits	(7,661)	(6,824)	837	12.3%
General and administrative expenses	(6,482)	(6,841)	(359)	(5.2)%
Impairment loss on real estate owned	(1,060)	(492)	568	115.4%
Gain on sale of investments in developmental real estate, real estate owned, and property and equipment, net	4,055	439	3,616	823.7%
Other expenses	(1,947)	(1,952)	(5)	(0.3)%
Total operating expenses	(13,095)	(15,670)	(2,575)	(16.4)%
Net income (loss)	6,308	(39,571)	45,879	115.9%
Preferred stock dividends	(4,472)	(4,304)	168	3.9%
Net income (loss) attributable to common shareholders	1,836	(43,875)	45,711	104.2%

Basic and diluted earnings (losses) per Common Share	$0.04	$(0.93)
Basic and diluted weighted average Common Shares outstanding	46,893,413	47,413,012

Net income (loss) and Net income (loss) attributable to common shareholders are the primary metrics by which we assess our business performance. Accordingly, we closely monitor the primary drivers which consist of the following:

Net interest income
Net interest income represents the largest component of our net income and is evaluated on both an absolute basis and relative to our provision for credit losses and operating expenses. Net interest income is generated when the yield earned on our loan portfolio exceeds the cost of financing those assets, which we primarily achieve through short- and long-term financing arrangements. Accordingly, we actively monitor financing market conditions and maintain ongoing dialogue with investors and financial institutions as we evaluate funding sources and cost of capital.
In evaluating net interest income, management monitors: (1) portfolio loan yields, (2) funding costs, (3) net interest spread, and (4) net interest margin. Net interest spread reflects the difference between the yield earned on our loans and the interest rates paid on our funding sources. Net interest margin represents net interest income, calculated as annualized interest income less annualized interest expense, expressed as a percentage of average loans outstanding for the applicable period.
Average loans outstanding are calculated using the arithmetic average of the unpaid principal balance of loans held for investment as of the end of each of the five most recent fiscal quarters.
Changes in net interest income are primarily driven by origination activity, changes in average outstanding loan balances (total, performing and nonperforming), and fluctuations in interest rates affecting asset yields and funding costs. Historically, portfolio growth driven by loan originations has been the primary contributor to increases in net interest income. Net interest income is evaluated both before and after interest expense associated with corporate debt and before and after provisions for credit losses.
Interest income from loans - decreased year over year, primarily reflecting continuing lower net loan originations over the past eighteen months since our historical peak balance in loans held for in investment of $508.9 million in June 2024, which reduced the average unpaid principal balance of loans held for investment.
•Average loans held for investment were $376.4 million and $468.8 million for the years ended December 31, 2025 and 2024, respectively. The effective yield on total loans held for investment was 8.6% and 9.2%. respectively.
Results were also impacted by a higher level of nonperforming loans and real estate owned, which do not contribute interest income.
•Average total performing loans held for investment were $269.3 million and $366.6 million for the years ended December 31, 2025 and 2024, respectively. The effective yield on performing loans was 12.0% and 11.8%, respectively.
The difference between total portfolio yield and performing loan yield reflects the impact of nonaccrual loans, which do not generate current interest income.
•Average nonperforming loans held for investment were $107.1 million and $102.2 million for the years ended December 31, 2025 and 2024, respectively.
Interest income from limited liability company investments - Interest income generated from the Company’s investments in the Shem Creek funds and direct loan co-investment vehicles decreased year over year. The decrease was primarily attributable to lower average capital deployed within certain direct loan co-investment vehicles during 2025. As underlying mortgage loans repaid, capital was returned to the Company and not redeployed at prior levels within those structures. In certain vehicles, the Company’s ownership percentage also declined during the period, further reducing its effective exposure.
The decrease in interest income was driven by lower average invested balances rather than changes in underlying loan yields or credit performance. The Shem Creek portfolios continue to consist primarily of short-duration, first mortgage loans, and there were no material changes in the contractual economics of those investments during the period.
The Company evaluates these minority investments as part of its broader capital allocation framework. Given the short-term nature of the underlying assets and the return of capital upon loan repayment, investment balances may fluctuate period to period depending on repayment activity and redeployment decisions. Capital returned from these vehicles may be redeployed into other investment opportunities or retained to support liquidity and balance sheet objectives.
See Note 19 — Limited Liability Company ("LLC") Investments — to our consolidated financial statements for the year ended December 31, 2025.
Interest expense and amortization of deferred financing costs - decreased year over year, primarily attributable to lower average borrowings, $277.8 million and $301.2 million actual at December 31, 2025 and 2024, respectively, resulting from a decline in average earning assets. The reduction in average earning assets reduced funding requirements and corresponding interest expense.
During 2025, the Company, as a result of maturing unsecured notes payable, began repositioning its capital structure through the issuance of $100.0 million ($90.0 million drawn as of December 31, 2025) of Senior Secured Notes due 2030. The secured notes replaced a portion of lower rate unsecured notes and reduced reliance on repurchase agreements and lines of credit.
Management continues to evaluate refinancing strategies for upcoming maturities, with a focus on extending duration and optimizing cost of capital. Access to diversified funding sources remains a strategic priority as the Company balances liquidity, leverage, and shareholder returns.
While funding costs remained elevated relative to pre-2024 levels, lower average debt outstanding drove the overall reduction in interest expense year over year.
Net Interest Margin
Net interest margin in 2025 was 3.1% compared to 4.4% in 2024. The 130 basis point decline in net interest margin reflects both structural and cyclical factors. Structurally, refinancing activity during the year increased the weighted average cost of capital. Cyclically, lower average earning assets and a higher concentration of nonaccrual loans reduced interest-earning balances.
While asset yields remained strong on performing loans, 12.0% in 2025 as compared to 11.8% in 2024, overall margin compression occurred due to balance sheet contraction and capital structure repositioning. Management expects margin stabilization to depend on continued resolution of nonperforming loans, normalization of earning asset levels, and disciplined origination activity at spreads consistent with current funding costs.
Net interest income (loss) after provision for credit losses, loss on sale of loans, and changes in valuation allowance
Credit risk management is central to our operating model. We seek to minimize credit losses through disciplined underwriting, active life-of-loan portfolio management, and targeted special servicing. We closely monitor portfolio credit performance, including delinquency trends and expected and realized credit losses, as a key indicator of overall operating results.
Provision for credit losses related to loans held for investment - declined year over year primarily due to (i) charge-offs and resolution of certain non-performing exposures, (ii) stabilization in collateral valuations for loans previously reserved, and (iii) changes in portfolio composition, including reductions in higher-risk exposures through loan restructurings.
The Company continues to apply a conservative collateral-dependent methodology for loans in foreclosure and pending foreclosure status. Management evaluates the allowance quarterly based on updated appraisals, liquidation cost assumptions and macroeconomic forecasts under the CECL framework.
While provision levels were significantly elevated in 2024, the lower provision in 2025 reflects resolution activity rather than a change in underwriting standards or risk tolerance.
Gain (Loss) on sale of loans - The current year reflects only nominal loan sale activity of $5.1 million, while the prior year included the strategic disposition of $55.8 million of a concentrated group of nonperforming loans. That prior-

year transaction was executed to (i) reduce exposure to certain collateral types and borrower profiles, (ii) redeploy capital into performing assets, and (iii) improve forward credit metrics.
Change in valuation allowance related to loans held for sale - The valuation allowance adjustment reflects updated fair value estimates on loans classified as held for sale. The prior year included mark-to-market adjustments associated with loans moved to nonaccrual and pending foreclosure status.
In 2025, collateral values stabilized and certain assets were resolved or reclassified, resulting in a net improvement in the valuation allowance position relative to the prior year.
Total other income
Total other income remained relatively consistent year over year, with underlying components shifting in composition rather than magnitude.
Fee income on loans - declined year over year primarily due to lower new loan origination volume. Origination and modification fees are recognized over the contractual life of the loan, and the decrease reflects the smaller average portfolio growth and reduced refinancing activity relative to the prior year.
Income from limited liability company investments - increased year over year due to reflecting a full year of earnings from the Shem Creek manager investment compared to a partial year in 2024. See Note 19 to the consolidated financial statements.
Other investment income - Other investment income varies based on the timing of realizations and performance of non-core investment holdings. The year-over-year change reflects reduced activity relative to the prior period.
Gain on equity securities - The current year includes both realized gains on disposition and net mark-to-market gains on equity securities held within the investment portfolio. These gains reflect changes in fair value and are inherently subject to market volatility. The prior year included smaller net gains due to less favorable equity market conditions during the period.
Other income - Other income consists primarily of ancillary revenue streams, including property-related income and miscellaneous recoveries. The increase year over year reflects rents recognized on certain investments in developmental real estate and real estate owned and certain non-recurring recoveries.
Total operating expenses
Our operating expenses primarily include compensation and benefits for our employees, general and administrative expense including occupancy costs, professional fees for legal, consulting, and advisory services, costs related to investments in developmental real estate, foreclosure pursuits and the resolution and disposition of real estate owned. Management monitors operating expenses in relation to profitability and the scale of our loan portfolio. Because origination volume and portfolio size influence the level and impact of operating expenses, we also closely monitor loan origination activity and key loan characteristics, including interest rates, loan-to-value ratios, estimated credit losses, and expected loan duration.
Management continues to align operating expense levels with portfolio scale while preserving asset management intensity. As origination activity and earning asset levels increase, the Company expects to benefit from operating leverage as fixed overhead costs are absorbed over a larger asset base.
Total operating expenses declined year over year due to lower credit-related charges and improved expense discipline relative to portfolio size.
Compensation and employee benefits - increased modestly year over year, reflecting strategic additions to personnel and performance-based compensation adjustments. Management continues to align staffing levels with portfolio scale and operational complexity.
General and administrative expenses - decreased year over year due to reduced professional fees and cost management focus during the prior year’s market slowdown.

Impairment loss on real estate owned - increased year over year and relates to specific property-level valuation adjustments following updated market data and liquidation timelines.
Gain on sale of investments in developmental real estate, real estate owned and property and equipment, net - The current year reflects gains realized on the disposition of select real estate assets and developmental projects. These gains were driven by improved execution relative to carrying value and successful asset repositioning.The prior year included more limited disposition activity. See Note 5 to the consolidated financial statements.
Other expenses - were consistent year over year and primarily reflect operating costs associated with real estate owned, legal matters, and portfolio servicing.
Net income (loss) and net income (loss) attributable to common shareholders
Net income (loss) - The return to profitability in 2025 was driven by:
•Lower credit provisioning
•Absence of large realized loan sale losses
•Stabilization of valuation allowances
•Improved capital structure positioning
In contrast, 2024 results were significantly impacted by elevated credit costs, loan sale losses, and valuation adjustments.
While current results reflect a stabilized operating environment, earnings remain influenced by portfolio seasoning, asset resolution timing, and funding costs.
Net income (loss) attributable to common shareholders - After preferred dividends, income attributable to common shareholders reflects the combined impact of improved operating performance and reduced extraordinary credit-related charges relative to the prior year.
Book value per common share
The following table sets forth the calculation of our book value per common share (in thousands, except share and per share data):

	December 31,
	2025	2024
Total shareholders’ equity	174,937	$181,651
Series A Preferred Stock ($25 liquidation preference per share)	(57,819)	(57,669)
Total shareholders’ equity, net of preferred stock	$117,118	$123,982
Number of common shares outstanding at period end	47,684,955	46,965,306
Book value per common share	$2.46	$2.64
Book value per common share decreased $0.18 year over year. The decrease is primarily due to aggregate cash dividends declared and paid for the year ended December 31, 2025 on issued and outstanding common shares and shares of Series A Preferred Stock totaling $14.0 million, partially offset by net income for the year ended December 31, 2025 of $6.3 million. The calculation is also impacted by an increase in the liquidation preference for the Series A Preferred stock as we issued 6,010 shares during the year ended December 31, 2025 as well as an increase in common shares outstanding of approximately 720,000 shares.

Liquidity and Capital Resources
Total assets at December 31, 2025 were $460.0 million compared to $492.0 million at December 31, 2024, a decrease of $(32.0) million, or (6.5)%. The decrease was due primarily to utilizing cash generated from investing activities to reduce long term debt by $23.4 million.
Total liabilities at December 31, 2025 were $285.1 million compared to $310.3 million at December 31, 2024, a decrease of $25.2 million, or 8.1%. This decrease was principally due to repaying in full our unsecured unsubordinated five-year notes that matured in September 2025 of $56.3 million, terminating the Churchill Credit Facility of $33.7 million, and reducing the balance on the Needham Credit Facility by $21.0 million. These decreases were partially offset by the five-year senior secured notes payable issued in June 2025 which totaled $86.6 million at year end.
As of December 31, 2025, the Company’s capital structure consisted of a mix of unsecured listed notes, senior secured notes, and revolving credit facilities. The increase in secured financing during 2025 reflects management’s strategy to diversify funding sources. While secured borrowings increased asset encumbrance, they also provide longer-term capital stability and improved liquidity flexibility. Management actively monitors asset coverage ratios, covenant compliance and refinancing risk associated with upcoming maturities.
Total shareholders’ equity at December 31, 2025 was $174.9 million compared to $181.7 million at December 31, 2024, a decrease of $6.8 million, or (3.7)%. This decrease was attributable to common stock dividends of $9.5 million and Series A Preferred stock dividends of $4.5 million partially offset by net income of $6.3 million and stock compensation expense of $0.8 million.
Historically, the Company has distributed a substantial portion of its earnings in order to maintain its REIT qualification. Dividend levels are determined by the Board of Directors based on taxable income, capital needs, liquidity, market conditions and regulatory requirements. Accordingly, dividend levels may fluctuate from period to period depending on operating performance, credit trends, asset repositioning activity and capital market access.
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
These sources and uses of cash are reflected in our Consolidated Statements of Cash Flows as summarized below:

	Year Ended December 31,		One Year Change
Amount	2025	2024	Amount	Percentage
			(in thousands)
Cash and cash equivalents, January 1	$18,066	$12,598	$5,468	30.3%
Net cash provided by operating activities	2,662	12,890	(10,228)	(384.2)%
Net cash provided by investing activities	29,350	79,910	(50,560)	(172.3)%
Net cash used in financing activities	(39,154)	(87,332)	48,178	(123.0)%
Cash and cash equivalents, December 31	$10,924	$18,066	$(7,142)	(65.4)%
For a detailed breakdown of our cash flows during the years ended December 31, 2025 and 2024, see the statement of cash flows included in our audited financial statements.
We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, dividend payments, interest and principal payments on our indebtedness, including repayment/refinancing of the Notes maturing in December 2026, and payments for usual and customary operating and administrative expenses. Based on this analysis, we believe that our current cash balances, availability on our debt facilities, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.

Our long-term cash needs will include principal and interest payments on outstanding indebtedness including notes payable in the principal amount of $173.2 million maturing late in 2026 and in 2027, preferred stock dividends and funding of new mortgage loans. Specific to the maturing notes payable, management believes the Company will address these maturities through a combination of operating cash flow, credit facility capacity, secured financing alternatives and potential capital markets transactions, subject to market conditions. There can be no assurance that refinancing will occur on terms similar to existing obligations. The Company continues to proactively evaluate capital market access and balance sheet positioning in advance of these maturities. In general, funding for long-term cash needs will come from unused net proceeds from financing activities, operating cash flows, refinancing existing debt, and proceeds from sales of investment in developmental real estate and real estate owned.
Subsequent Events
In addition to the items noted above in Recent Developments, see Note 21 - Subsequent Events.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.
Contractual Obligations
As of December 31, 2025, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans and limited liability company investments.

(in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Unfunded portions of outstanding construction loans	$37,156	$24,718	$12,438	$—	$—
Unfunded commitments - investments in limited liability companies	1,371	1,371	—	—	—
Total contractual obligations	$38,527	$26,089	$12,438	$—	$—
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
Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Principal Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025 (the “Evaluation Date”).

Based on this evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO (the “COSO Framework”). The COSO Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
Our executive officers and directors, and their respective ages as of the March 12, 2026, are as follows:

Name	Age	Position
John L. Villano	65	Chairman of the Board, Chief Executive Officer and President
Jeffery C. Walraven	56	Executive Vice President and Chief Financial Officer
Leslie Bernhard(1)(4)	82	Director
Arthur L. Goldberg(2)(4)	87	Director
Brian A. Prinz(3)(4)	73	Director
_____________________
(1)Chair of the Compensation Committee (“Compensation Committee”).
(2)Chair of the Audit Committee (“Audit Committee”).
(3)Chair of the Nominating and Corporate Governance Committee (“Nominating and Corporate Governance Committee”).
(4)Member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
Set forth below is a brief description of the background and business experience of our executive officers and directors:
John L. Villano, one of our founders, is Chairman of the Board, Chief Executive Officer and President. Mr. Villano was appointed as a director and Chairman of the Board, Co-Chief Executive Officer, Chief Financial Officer and Secretary in February 2017, immediately prior to our initial public offering. In November 2019, upon the resignation of his brother, Jeffrey C. Villano, he became our sole Chief Executive Officer and was appointed Treasurer in addition to his then current positions with the Company and resigned as Secretary. Mr. Villano served as our Chief Financial Officer until August 2022 and as our Treasurer until July 2022. He served as our Interim Chief Financial from May 2023 until June 2024. Mr. Villano has been designated as our principal executive officer. Mr. Villano is a certified public accountant and was engaged in the private practice of accounting and auditing for almost 30 years. His responsibilities include overseeing all aspects of our business operations, including loan origination and servicing, investor relations, brand development and business development. He is also responsible for all our accounting and financial matters. Mr. Villano holds a bachelor’s degree in accounting from the University of Rhode Island in 1982. We believe that Mr. Villano’s experience in managing our business since its inception and his professional background as a certified public accountant make him an important part of our management team and make him a worthy candidate to serve on the Board and to lead the Board as Chairman.
Jeffery C. Walraven serves as Executive Vice President and Chief Financial Officer, a position he has held since September 1, 2025. He previously served as a director of the Company beginning in August 2024 and was appointed Interim Chief Financial Officer in December 2024. In conjunction with his promotion to Executive Vice President and Chief Financial Officer, Mr. Walraven resigned from the Board. Mr. Walraven brings experience in public company accounting, corporate capital markets and background in the real estate industry. Mr. Walraven is a co-founder and chief operating officer of Freehold Properties, Inc., a real estate investment trust (REIT) focused on specialty industrial and retail real estate, since its formation in May 2019. In addition, he has served as an independent director and member of the audit committee of Broad Street Realty, Inc. (OTCQX: BRST), a real estate company that owns, operates, develops, and redevelops primarily essential grocery-anchored shopping centers and mixed-use properties, since September 2023. From January 2014 to May 2019, Mr. Walraven served as executive vice president and chief financial officer of MedEquities Realty Trust, Inc. (formerly NYSE: MRT), a REIT specializing in healthcare properties. From July 2007 to June 2014, Mr. Walraven served as an assurance partner of BDO USA, LLP, an international accounting firm, and was appointed managing partner of BDO USA’s Memphis office in January 2013. Mr. Walraven is formerly a certified public accountant (actively licensed 1996 to 2016) and graduated from Bob Jones University with a B.S. in Financial Management and from Clemson University with an M.P.A. in professional accountancy. We believe Mr. Walraven’s experience in public company accounting, corporate capital markets and background in the real estate industry make him an important part of our management team.
Leslie Bernhard was appointed as a director in February 2017. Ms. Bernhard brings extensive public company experience both as a member of C-level management and as a director of multiple corporations. In February 2024, Ms. Bernhard joined the board of directors of Sharplink Gaming Inc. (NASDAQ: SBET), an online technology company. In addition, since November 2023, she has been serving as the chairman of the board of Nexalin Technology, Inc. (NASDAQ: NXL), a company that designs and develops medical devices that utilizes bioelectronic medical technology. She served as an independent director of Milestone Scientific Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices, from May 2003 until January 4, 2023 and as the non-executive chairman of the Milestone board of directors from October 2009 through January 4, 2023. She also served as interim chief executive officer of Milestone from October 2017 to December 2017. From 2007 through September 2018, Ms. Bernhard served as an independent director of Universal Power Group, Inc. (NYSE American: UPGI), a global supplier of power solutions, and as a consultant to Universal Power Group, Inc. from September 2018 to December 2020. In 1986, Ms. Bernhard co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry taking it public in 1999 (NASDAQ: ADST), and served as its president, chief executive officer and executive director until 2012. Ms. Bernhard holds a BS Degree in Education from St. John’s University. We believe that Ms. Bernhard’s experience as an entrepreneur and her service as a director of other public corporations enable her to make important contributions to the Board.
Arthur L. Goldberg was appointed as a director in February 2017. He has been a private accounting and business consultant since April 2012. He has also held senior executive positions, including chief financial officer and chief operating officer, and served as a director of several public and private companies. From March 2011 through June 2015, he served as a director of Sport Haley Holdings, Inc., a manufacturer and distributor of sportswear and furniture. From January 2008 through March 2013, he served as a member of the board of directors of SED International Holdings, Inc. (OTC: SEDN), a distributor of consumer electronics. From January 2008 through March 2012, he served as the chief financial officer of Clear Skies Solar, Inc., an installer of solar panels. From January 2008 through June 2008, he served as the chief financial officer of Milestone Scientific, Inc. (NYSE American: MLSS), a developer and manufacturer of medical and dental devices. From June 1999 through April 2005, Mr. Goldberg was a partner with Tatum CFO Partners, LLP, which provided interim CFO staffing services for public and private companies. Mr. Goldberg is an attorney and a certified public accountant and holds a B.B.A. degree from the City College of New York, an M.B.A. from the University of Chicago and J.D. and LLM degrees from the New York University School of Law. Mr. Goldberg was selected as a director because of his experience as the senior executive, operations and financial officer of several public companies and because of his background in accounting and law. We believe that his background and experience provide the Board with a perspective on corporate finance matters. Given his financial experience, the Board has also determined that Mr. Goldberg qualifies as the Audit Committee financial expert, pursuant to Item 407(d)(5) of Regulation S-K promulgated by the SEC.
Brian A. Prinz was appointed as a director in February 2017. He is currently retired and, since 2016, has been a member of the board of directors of Current, Inc., a leading manufacturer of laminated products including sheeting, tubes, rods, spacers and standoffs, as well as electrical grade laminates, a variety of carbon fiber products and other industrial products, which are used in various industries including construction, recreation, energy exploration and defense. From September 2022 to September 2023, Mr. Prinz served as a consultant to Current, Inc. Prior to that, from September 2001 to September 2022, he was the president and chief financial officer of Current, Inc., with which he was employed since 1976. Mr. Prinz graduated from Bryant College with a B.A. in 1976. We believe that his background and experience make him well qualified to serve as a member of the Board.
Audit Committee
The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with auditors and audits of financial statements. Mr. Goldberg is the chair of the Audit Committee and qualifies as an “audit committee financial expert” pursuant to Item 407(d)(5) of Regulation S-K.
Code of Ethics
We have adopted a code of ethics that applies to our directors, principal executive officer, principal financial officer and other persons performing similar functions. The Code of Ethics is posted on our web site at www.sachemcapitalcorp.com. We will also provide a copy of the Code of Ethics to any person without charge, upon written request addressed to our Corporate Secretary at our principal executive office located at 568 East Main Street, Branford, CT 06405. In addition, we intend to post on our website all disclosures that are required by law or the NYSE

American LLC (the “NYSE American”) listing standards concerning any amendments to, or waivers from, any provision of our Code of Ethics.
Item 11. Executive Compensation.
Our “named executive officers” as defined in Item 402(m)(2) of Regulation S-K (the “Named Executive Officers”) for the years ended December 31, 2025 and 2024 were John L. Villano, our Chief Executive Officer and President , and Jeffery C. Walraven, our Executive Vice President and Chief Financial Officer.

The following table sets forth information regarding the compensation earned by or awarded or paid to, as applicable, the Named Executive Officers for the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	All Other Compensation ($)		Total ($)
John L. Villano	2025	$750,000	$675,000	$125,000	$94,589	(2)	$1,644,589
Chairman of the Board, President, Chief Executive Officer and Director	2024	$750,000	$300,000	$506,712	$155,265	(3)	$1,711,977
Jeffery C. Walraven(4)	2025	$689,231	$50,000	$323,800	$25,122	(5)	$1,088,153
Executive Vice President and Chief Financial Officer	2024	$31,250	$—	$—	$42,500	(6)	$73,750
_________________
(1)Represents the grant date fair value of the restricted stock awards granted in 2025 and 2024. In each case, the amounts were determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 based on the closing price of our Common Shares on the date of grant. The value ultimately realized by the Named Executive Officers upon vesting of the awards may or may not be equal to this determined amount.
(2)Represents (i) an auto allowance of $26,000 per annum, (ii) a one-time payment by the Company in the amount of $44,908 to cover the estimated tax liability for the restricted stock awards to Mr. Villano that vested in 2025, (iii) dividends received by Mr. Villano in 2025 on an aggregate of 230,814 unvested Common Shares totaling $23,081, and (iv) reimbursements for personal expenses incurred totaling $600 pursuant to the terms of Mr. Villano’s employment agreement.
(3)Represents (i) an auto allowance of $26,000 per annum, (ii) a one-time payment by the Company in the amount of $123,729 to cover the estimated tax liability for the restricted stock awards to Mr. Villano that vested in 2024, and (iii) reimbursements for insurance costs incurred totaling $5,536 pursuant to the terms of Mr. Villano’s employment agreement.
(4)In December 2024, Jeffery C. Walraven was appointed as our Interim Chief Financial Officer. In connection with his appointment, the Company and Mr. Walraven entered into a Letter Agreement, dated December 13, 2024, pursuant to which Mr. Walraven received compensation at the rate of $62,500 per month. Effective September 1, 2025, Mr. Walraven was promoted to Executive Vice President and Chief Financial Officer. At that time, the Company entered into an employment agreement with Mr. Walraven as further discussed below. This table includes all compensation to Mr. Walraven in 2025 across his various titles.
(5)Represents dividends received by Mr. Walraven in 2025 on an aggregate of 251,220 unvested Common Shares..
(6)Mr. Walraven was appointed to the Board on August 21, 2024 and served in that capacity through December 12, 2024, earning $42,500 in director compensation. Effective as of December 13, 2024, Mr. Walraven was appointed as our Interim Chief Financial Officer at a monthly compensation rate of $62,500, earning $31,250 for the remainder of 2024.

Employment Agreements
Employment Agreement with John L. Villano
In August 2016, in anticipation of our initial public offering, we entered into an employment agreement with John L. Villano. The material terms of Mr. Villano’s employment agreement are as follows:
•Mr. Villano serves as our Chairman, Chief Executive Officer and President. He also served as our Interim Chief Financial Officer until June 2024.
•The employment agreement has an initial term of five years commencing in February 2017 unless terminated earlier in accordance with his employment agreement. The employment agreement is automatically extended for subsequent one year periods on each anniversary date unless either party provides written notice not to renew at least 180 days before the next anniversary date, in which case the agreement will terminate on the next anniversary date.
•In April 2022, Mr. Villano’s base salary was increased to $750,000 per annum, effective retroactive as of January 1, 2022.
•Mr. Villano is entitled to annual cash incentive compensation targeted at 50% of base salary, but in such amount as determined by the Compensation Committee of the Board (the "Compensation Committee") in its sole discretion.
•Mr. Villano is entitled to a time-based equity award with a grant date value equal to his annual base salary. as determined by the Compensation Committee in its sole discretion.
•Mr. Villano has the right to participate in all retirement, pension, deferred compensation, insurance, and other benefit plans adopted and maintained by us for the benefit of employees and is entitled to additional compensation in an amount equal to the cost of any such benefit plan or program if he chooses not to participate.
•Mr. Villano is indemnified to the full extent permitted by law against and for any claims, liabilities, losses, expenses and costs incurred that relate to any acts or omission taken in his capacity as an officer or director.
•Mr. Villano is subject to a two-year non-competition covenant if his employment is terminated for “Cause” (as defined in his employment agreement).
•In the event any payment to Mr. Villano is subject to an excise tax under the Code, he will receive an additional amount equal to the amount of the excise tax and any other taxes (whether in the nature of excise taxes or income taxes) in order to put Mr. Villano in the same net after-tax position as if the payment were not subject to any excise tax.
Mr. Villano’s employment agreement provides that the Company may terminate his employment at any time with or without “Cause.” It also provides that his employment will terminate upon his death or disability. The employment agreement provides that Mr. Villano is not entitled to any severance if his employment is terminated by the Company for “Cause”. If Mr. Villano’s employment is terminated by the Company without “Cause,” due to Mr. Villano’s death or disability or if Mr. Villano resigns for “Good Reason” (as defined in the employment agreement, which includes a “change in control” of the Company), he is entitled to receive: (i) his annual base salary effective at the time of termination, (ii) prorated incentive compensation for the year of termination based on the number of months worked in such year, (iii) a lump sum payment equal to 4 times the sum of (x) his annual base salary effective as of the date of termination and (y) the highest incentive compensation paid to Mr. Villano during the most recent three calendar years prior to the date of termination; (iv) any deferred compensation and accrued vacation pay; (v) continuation for up to 12 months after termination of health and welfare and long-term disability benefits; (vi) any other compensation or benefits as may be provided under any plans or programs of the Company and (vii) full accelerated vesting of any stock options held by Mr. Villano.
Letter Agreement and Employment Agreement with Jeffery C. Walraven
In December 2024, Jeffery C. Walraven was appointed as our Interim Chief Financial Officer. In connection with his appointment, the Company and Mr. Walraven entered into a Letter Agreement, dated December 13, 2024, pursuant to which Mr. Walraven received compensation at the rate of $62,500 per month. Mr. Walraven provided service on a month-to-month basis and the Letter Agreement could be terminated by either party as of the end of any calendar month at any time by written notice to the other party no later than the 15th day of that month.
Effective September 1, 2025, the Company promoted Jeffery C. Walraven to the position of Executive Vice President and Chief Financial Officer. In connection with Mr. Walraven's promotion, the Company and Mr. Walraven entered into an Employment Agreement, effective as of September 1, 2025. The material terms of Mr. Walraven’s employment agreement are as follows:
•Mr. Walraven serves as Executive Vice President and Chief Financial Officer.
•The employment agreement remains effective until terminated by either party in accordance with the terms of the employment agreement.
•Mr. Walraven will receive an annual base salary of $600,000.
•Mr. Walraven is entitled to annual cash incentive compensation targeted at 50% of base salary, but in such amount as determined by the Compensation Committee in its sole discretion.
•Mr. Walraven is entitled to annual long-term equity incentive award with a target grant date fair value of $250,000. The actual amount of the award, if any, is determined by the Compensation Committee in its sole discretion.
•Mr. Walraven is entitled to discretionary incentive compensation upon the successful closing of certain capital transactions. The determination of whether an incentive is earned, as well as the specific amount of any such payment, is determined by the Board or the Compensation Committee in their sole discretion.
•Mr. Walraven has the right to participate in all retirement, pension, deferred compensation, insurance, and other benefit plans adopted and maintained by us for the benefit of employees.
•Mr. Walraven is subject to a two-year non-competition covenant if his employment is terminated for “Cause” (as defined in his employment agreement).
Mr. Walraven’s employment agreement provides that the Company may terminate his employment at any time with or without “Cause” (as defined in the employment agreement). It also provides that his employment will terminate upon his death or disability. Regardless of the manner of termination, Mr. Walraven is entitled to receive certain “Accrued Obligations” (as defined in the employment agreement). The employment agreement provides that Mr. Walraven is not entitled to any severance if his employment is terminated by the Company for “Cause”. If Mr. Walraven’s employment is terminated by the Company without “Cause,” or if Mr. Walraven resigns for “Good Reason” (as defined in the employment agreement), he is entitled to: (i) receive a lump sum payment equal to two times the sum of (a) his annual base salary and (b) the average annual bonus for the most recent three calendar years (or such shorter period as he was employed by the Company) prior to termination; (ii) receive prorated incentive compensation for the year of termination based on the number of months worked in such year; and (iii) continued payment by the Company of the employer-portion of his health insurance (COBRA) premiums at the active employee rate for up to 12 months (or until he becomes eligible for group medical benefits from another employer).
Executive Compensation Elements
The following describes the material terms of the elements of our executive compensation program during 2025.
Base Salaries
Base salaries for our Named Executive Officers are initially established through arm’s-length negotiations at the time of the executive officer’s hiring, taking into account such executive officer’s qualifications, experience, the scope of the executive officers’ responsibilities, and competitive market compensation paid by other companies for similar positions within the industry and geography. Annual base salaries are intended to provide a fixed component of compensation to our Named Executive Officers, reflecting their skill sets, experience, roles, and responsibilities.
Bonuses
For the year ended December 31, 2024, Mr. Villano was entitled to a “target bonus” of $375,000. On March 10, 2025, the Compensation Committee awarded Mr. Villano a bonus of $300,000 based on the Company’s performance for 2024, which was paid in one lump sum in 2025.

For the year ended December 31, 2025, Mr. Villano and Mr. Walraven were each entitled to a “target bonus” of $375,000 and $100,000, respectively. On March 6, 2026, the Compensation Committee awarded Mr. Villano and Mr. Walraven a bonus of $375,000 and $100,000, respectively, based on the Company’s performance for 2025 which is payable in 2026. Mr. Walraven's amount for 2025 was a pro rated amount of his annual target from the effective date of his employment agreement on September 1, 2025.
Equity Compensation
We maintained the Sachem Capital Corp. 2016 Equity Compensation Plan and now maintain the Sachem Capital Corp. 2025 Omnibus Incentive Plan, under which we may grant equity awards to our directors, employees (including our Named Executive Officers), and consultants.
In February 2023, Mr. Villano received a grant of 130,890 shares of restricted stock. Such restricted stock award vests in three equal installments on each of January 1, 2024, 2025 and 2026, subject to Mr. Villano’s continued service with the Company on the vesting date; provided that such restricted stock award will become fully vested if Mr. Villano’s employment is terminated without “Cause” or due to resignation for “Good Reason”.
In March 2024, Mr. Villano received a grant of 111,857 shares of restricted stock. Such restricted stock award vests in three equal installments on each of January 1, 2025, 2026, and 2027, subject to Mr. Villano’s continued service with the Company on the applicable vesting date; provided that the restricted stock award will become fully vested become fully vested if Mr. Villano’s employment is terminated without “Cause” or due to resignation for “Good Reason”.
In August 2025, Mr. Villano received a grant of 112,613 shares of restricted stock. Such restricted stock award vests in three equal installments on each of January 1, 2026, 2027, and 2028, subject to Mr. Villano’s continued service with the Company on the applicable vesting date; provided that the restricted stock award will become fully vested become fully vested if Mr. Villano’s employment is terminated without “Cause” or due to resignation for “Good Reason”.
In March 2025, Mr. Walraven received a grant of 20,000 shares of restricted stock. Such restricted stock award vests in four equal installments on each of March 10, 2025, 2026, 2027, and 2028, subject to Mr. Walraven’s continued service with the Company on the applicable vesting date; provided that the restricted stock award will become fully vested become fully vested if Mr. Walraven’s employment is terminated without “Cause” or due to resignation for “Good Reason”.
In September 2025, Mr. Walraven received a grant of 236,220 shares of restricted stock. Such restricted stock award cliff vests on September 3, 2028, subject to Mr. Walraven’s continued service with the Company on the applicable vesting date; provided that the restricted stock award will become fully vested become fully vested if Mr. Walraven’s employment is terminated without “Cause” or due to resignation for “Good Reason”.
Retirement Plan
The Company maintains the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees who meet the participation criteria are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan.
Employee Benefits and Perquisites
Our Named Executive Officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally.
We also provide our Named Executive Officers with term life insurance and disability insurance at our expense as we do for all of our full-time employees. Except for the benefits provided to Mr. Villano under his employment agreement, we do not provide our Named Executive Officers with any other significant perquisites or other personal benefits.

Outstanding Equity Awards at Fiscal Year-End 2025
The following table sets forth information concerning outstanding equity awards to the Named Executive Officers as of December 31, 2025.

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
John L. Villano	02/17/23	43,630	(2)	45,375
	03/19/24	74,571	(2)	77,554
	08/11/25	112,613	(2)	117,118
Jeffery C. Walraven	03/10/25	15,000	(3)	15,600
	09/03/25	236,220	(4)	245,669
_____________________
(1)Calculated based on the closing price of our Common Shares of $1.04 per share on December 31, 2025.
(2)One-third of each restricted stock award vests on January 1st of the first three years following the grant date, subject to Mr. Villano's continued service with the Company. Unvested shares may not be transferred, sold, pledged, hypothecated or assigned, and are subject to forfeiture.
(3)One-fourth of this restricted stock award vests on March 10, 2025, 2026, 2027 and 2028, subject to Mr. Walraven's continued service with the Company. Unvested shares may not be transferred, sold, pledged, hypothecated or assigned, and are subject to forfeiture.
(4)This award has cliff vesting on September 3, 2028.

Compensation of Directors
The Board periodically reviews the type and form of compensation paid to our non-employee directors. Based on this review, the Board makes adjustments to the non-employee director compensation program in an effort to provide competitive compensation to our non-employee directors. For 2025, our Compensation Committee retained Farient Advisors, LLC (“Farient”) to provide it with information, recommendations, and other advice relating to director compensation.
Our non-employee director compensation plan, as amended on September 29, 2025 (the “Director Plan”), provides the following compensation for our non-employee directors effective October 1, 2025:
•each non-employee director receives cash compensation in the total amount of $150,000 (previously $90,000) per year, which amount is paid in equal quarterly installments of $37,500 (previously $22,500) on the first day of each calendar quarter (i.e., January 1, April 1, July 1, and October 1);
•each non-employee director may elect to receive up to 50% of any quarterly installment in the form of fully vested Common Shares based on the closing price of such shares on the last trading day immediately prior to the date on which the affected payment is to be made;
•the additional cash compensation payable to the chairperson of each of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee remain unchanged as follows:
•the chairperson of the Audit Committee receives an additional cash compensation of $7,500 per year, payable in equal quarterly installments of $1,875 on the first day of each calendar quarter (i.e., January 1, April 1, July 1, and October 1);
•the chairperson of the Compensation Committee receives an additional cash compensation of $5,000 per year, payable in equal quarterly installments of $1,250 on the first day of each calendar quarter (i.e., January 1, April 1, July 1, and October 1);
•the chairperson of the Nominating and Corporate Governance Committee receives an additional cash compensation of $2,500 per year, payable in equal quarterly installments of $625 on the first day of each calendar quarter (i.e., January 1, April 1, July 1, and October 1); and

•the non-employee director serving on our Loan Approval Committee receives an additional cash compensation of $10,000 per year, payable in equal quarterly installments of $2,500 on the first day of each calendar quarter (i.e., January 1, April 1, July 1, and October 1).
John L. Villano, an executive officer as well as a director, does not receive compensation in connection with his position as a member of the Board.
The following table provides compensation information for the year ended December 31, 2025 for each of the non-employee directors. The table excludes Mr. Villano, who is a Named Executive Officer of the company and did not receive any additional compensation for his service as a director in 2025. The compensation received by Mr. Villano during 2025 is set forth above under “Executive Compensation — 2025 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards($)(2)	All Other Compensation	Total ($)
Leslie Bernhard	$163,778	—	—	$163,778
Arthur L. Goldberg	$122,478	43,800	—	$166,278
Brian A. Prinz	$125,603	43,800	—	$169,403
_____________________
(1)Prior to October 1, 2025, each non-employee director had the option to elect to receive an additional cash compensation of $20,000 payable in a lump sum or a grant of fully vested Common Shares with a grant date value of $20,000 based on the fair market value of our Common Shares on the date he or she is re-elected to serve on the Board . Upon their re-election to the Board at our 2025 Annual Meeting of Shareholders, Ms. Bernhard chose the cash option and Messrs. Goldberg and Prinz chose the share option.
(2)Represents the grant date fair value of the restricted stock awards granted in 2025. In each case, the amounts were determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 based on the closing price of our Common Shares on the date of grant. The value ultimately realized by the directors upon vesting of the awards may or may not be equal to this determined amount.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table, together with the accompanying footnotes, sets forth information, as of the March 10, 2026, regarding stock ownership of all persons known by us to own beneficially more than 5% of our outstanding Common Shares including our Named Executive Officers, all directors, and all directors and executive officers as a group:

Name of Beneficial Owner(1)	Number of Common Shares Beneficially Owned(2)	Percentage of Class(3)
Executive Officers and Directors
John L. Villano(4)	1,919,805	4.00%
Jeffery C. Walraven(5)	256,220	*
Leslie Bernhard(6)	8,250	*
Arthur L. Goldberg(7)	73,869	*
Brian A. Prinz(7)	418,359	*
All executive officers and directors as a group (5 persons)	2,676,503	5.58%
_____________________
*Less than 1%.
(1)Unless otherwise provided, the address of each of the individuals above is c/o Sachem Capital Corp., 568 East Main Street, Branford, CT 06405.
(2)A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within sixty (60) days have been exercised or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the Common Shares shown as beneficially owned.
(3)All percentages are determined based on 47,967,172 Common Shares outstanding as of March 10, 2026.
(4)Includes 112,360 restricted Common Shares which are subject to vesting including: (i) 74,823 shares vesting on January 1, 2027; and (ii) 37,537 shares vesting on January 1, 2027. Also includes 10,863 Common Shares owned by Mr. Villano’s wife. Mr. Villano disclaims ownership of the 10,863 Common Shares owned by his wife for the purposes of section 13(d) or 13(g) of the Exchange Act.
(5)Includes 246,220 restricted Common Shares which are subject to vesting including: (i) 5,000 shares vesting on each March 10, 2027 and 2028; and (ii) 236,220 shares cliff vesting on September 3, 2028.
(6)Includes 1,500 restricted Common Shares which are subject to vesting on September 7, 2026.
(7)Includes 11,500 restricted Common Shares which are subject to vesting including: (i) 1,500 shares vesting on September 7, 2026; and (ii) 5,000 shares vesting on each of March 10, 2027 and 2028.
Equity Compensation Plan Information
The following table gives information about shares of our common stock that may be issued under the Sachem Capital Corp. 2025 Omnibus Incentive Plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	Not applicable	2,553,447
Total	—	Not applicable	2,553,447
Item 13. Certain Relationships and Related Transactions and Director Independence.
Related Party Transactions
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
During the years ended December 31, 2025 and 2024, the daughter of our Chief Executive Officer was paid $0.2 million and $0.2 million, respectively, for internal audit and compliance services provided to us.
Director Independence
The current members of the Board are John L. Villano, Leslie Bernhard, Arthur L. Goldberg, and Brian A. Prinz. The Board has determined, in accordance with the NYSE American Company Guide (“NYSE Rules”), that: (i) Ms. Bernhard and Messrs. Goldberg and Prinz are independent and represent a majority of its members; and (ii) Ms. Bernhard and Messrs. Goldberg and Prinz, as the members of the Audit Committee, the Nominating and Corporate Governance Committee and Compensation Committee, are independent for such purposes. In determining director independence, the Board applies the independence standards set by NYSE American. In applying these standards, the Board considers all transactions with the independent directors and the impact of such transactions, if any, on any of the independent directors’ ability to continue to serve on the Board.
We have three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Members of each committee must also meet applicable independence tests of the NYSE American and SEC. In connection with this determination, each director and executive officer completes a questionnaire which requires disclosure of, among other topics: any transactions or relationships between any director or any member of his or her immediate family and the Company and its subsidiaries, affiliates, our independent registered public accounting firm or any advisors to the Compensation Committee; any transactions or relationships between any director or any member of his or her immediate family and members of the senior management of the Company or their affiliates; and any charitable contributions to not-for-profit organizations for which our directors or immediate family members serve as executive officers.
The Board has determined that each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee is made up entirely of independent directors as defined under the NYSE Rules.
Item 14. Principal Accounting Fees and Services
Effective November 18, 2024, our Audit Committee engaged Baker Tilly US, LLP ("Baker Tilly") to replace Hoberman & Lesser CPA’s, LLP (“Hoberman”) as our principal accounting firm. The aggregate fees billed by our principal accounting firms for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Audit fees(1)	$540,126	$388,958
Audit-Related Fees	—	—
Tax Fees(2)	99,435	70,800
All other fees	—	—
Total fees	$639,561	$459,758
_____________________
(1)Fees for services related to the audit of the Company’s consolidated financial statements, quarterly reviews of the Company’s unaudited interim consolidated financial statements, and consultation on significant accounting matters of $380,000 and $330,000, respectively, for 2025 and 2024, fees in connection with the Company’s registration statements and comfort letters for offerings in 2025 and 2024 of $130,000 and $41,500, respectively, and fees and expenses in 2025 and 2024 of $30,126 and $17,458, respectively.
(2)Fees associated with tax compliance, advice, and planning.
In 2025, the audit fees include audit and financial statement review fees from Baker Tilly. These fees include fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings and fees related to registration statements. The tax fees include tax compliance, advice, and planning from Baker Tilly.
In 2024, the audit fees include aggregate audit and financial statement review fees from Baker Tilly and Hoberman. These fees include fees for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings and fees related to registration statements. The tax fees include tax compliance, advice, and planning from Baker Tilly.
Audit Committee Pre-Approval Policy
The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before they are engaged to render these services. The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by the independent accountants must be pre-approved by the Audit Committee to assure that such services do not impair the auditors’ independence from us. During the year ended December 31, 2025, the Audit Committee pre-approved 100% of the services provided by Baker Tilly.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1	Financial Statements — See Index to Financial Statements on page F-1.
	2	Financial Statement Schedules — See (c) below.
	3	Exhibits — See (b) below.

(b)
Certain of the following exhibits were filed as Exhibits to the registration statement on Form S-11, Registration No. 333-214323 and amendments thereto (the “Registration Statement”) filed by us under the Securities Act and are hereby incorporated by reference.

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (7)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (17)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (11)
3.1(f)	Certificate of Amendment to Certificate of Incorporation filed on November 13, 2025 (26)
3.2	Amended and Restated Bylaws, effective as of March 25. 2025 (19)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (3)
4.2	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate.(7)
4.3	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.4	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.3 above).
4.5	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (8)
4.6	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.5 above)
4.7	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (20)
4.8	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.7 above)
4.9	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (10)
4.10	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.9 above)
4.11	Revolving Credit Note, dated March 20, 2025, in the principal amount of $50 million in favor of Needham Bank, as lender (18)
4.12	Note Purchase and Guaranty Agreement, Dated June 11, 2025 (21)
4.13(a)	Description of Common Shares*
4.13(b)	Description of 7.75% Series A Cumulative Redeemable Preferred Stock*
4.13(c)	Description of 6.00% Note due 2026*
4.13(d)	Description of 6.00% Note due 2027*
4.13(e)	Description of 7.125% Note due 2027*
4.13(f)	Description of 8.00% Note due 2027*
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.1(a)**	Amendment to Employment Agreement by and between John L. Villano and Sachem Capital Corp. (5)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.3	Master Repurchase Agreement and Securities Contract, dated as of July 21, 2021, between Sachem Capital Corp. and Churchill MRA Funding I LLC (6)

10.4	Custodial Agreement, dated as of July 21, 2021, among Sachem Capital Corp., Churchill MRA Funding I LLC. and U.S. Bank National Association (6)
10.5**	Agreement and General Release, dated as of January 14, 2022, between Sachem Capital Corp. and Peter J. Cuozzo (9)
10.6
Credit and Security Agreement, dated as of March 20, 2025, among SN Holdings, LLC, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (18)

10.6(a)
Amendment No. 1 to the Credit and Security Agreement, dated as of June 9, 2025, among SN Holdings, LLC, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (23)

10.6(b)
Amendment No. 2 to the Credit and Security Agreement, dated as of January 21, 2026, among SN Holdings, LLC, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (27)

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
10.10**
Final Form of the Restrictive Stock Grant Agreement dated September 7, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (16)

10.11**
Final Form of the Restrictive Stock Grant Agreement dated March 10, 2025 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Arthur Goldberg, Brian Prinz and Jeffery C. Walraven (19)

10.12	Sachem Capital Corp. 2025 Omnibus Incentive Plan (22)
10.13
Restricted Stock Award Agreement, dated August 11, 2025, under the Sachem Capital Corp. 2025 Omnibus Incentive Plan between Sachem Capital Corp. and John L. Villano (a portion of the exhibit has been excluded from the exhibit because it both (i) is not material and (ii) is the type that the company treats as private or confidential) (25)

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

14.1	Code of Ethics(7)
19.1	Insider Trading Policy of the Company (28)
21.1	List of Subsidiaries*
23.1	Consent of Baker Tilly US, LLP, dated March 12, 2026*
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act *
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act *
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act ***
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (14)
99.1	Open-End Construction Mortgage, Security Agreement and Assignment of Leases and Rents, dated February 28, 2023, by Sachem Capital Corp., in connection with the New Haven Bank Mortgage refinancing (12)
99.2	Commercial Term Note made by Sachem Capital Corp to New Haven Bank, dated February 28, 2023, in the principal amount of $1,660,000 (attached as Exhibit B to Exhibit 99.1 above)
99.3	Loan Agreement between Sachem Capital Corp. and New Haven Bank, dated as of February 28, 2023 (12)
99.4	Mortgage Release releasing Sachem Capital Corp. from the $1.4 million NHB Mortgage (12)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
__________________________
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
(25)Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2025 and incorporated herein by reference.
(26)Previously filed as an exhibit to the Current Report on Form 8-K on November 18, 2025 and incorporated herein by reference.
(27)Previously filed as an exhibit to the Current Report on Form 8-K on January 22, 2026 and incorporated herein by reference.
(28)Previously filed as an exhibit to the Current Report on Form 8-K on May 5, 2025 and incorporated herein by reference.
(c)No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SACHEM CAPITAL CORP.
	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2026:

Signature	Title

/s/ John L. Villano	Chairman, Chief Executive Officer and President
John L. Villano, CPA	(Principal Executive Officer)

/s/ Jeffery C. Walraven	Executive Vice President and Chief Financial Officer
Jeffery C. Walraven	(Principal Accounting and Financial Officer)

/s/ Leslie Bernhard	Director
Leslie Bernhard

/s/ Arthur L. Goldberg	Director
Arthur L. Goldberg

/s/ Brian A. Prinz	Director
Brian A. Prinz

INDEX TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the board of directors of Sachem Capital Corp.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sachem Capital Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Collateral Dependent Assets – Individually Evaluated Loans Held for Investment and Real Estate Owned Loans
Critical Audit Matter Description
As discussed in Note 2 and Note 3 of the consolidated financial statements, the Company’s individually evaluated loans held for investment and real estate owned loans (collectively, “collateral dependent assets”) totaled $91.6 million and $16.4 million at December 31, 2025, respectively. The valuation of the collateral dependent assets is management’s primary indicator of a potential credit loss or impairment as of the balance sheet date.

We identified the valuation of collateral dependent assets as a critical audit matter. Management utilizes certain unobservable Level 3 inputs, such as independent appraisals of the underlying collateral, anticipated market value, property condition, location, and projected income potential to determine the valuation of the collateral dependent assets. Management also evaluates events or changes in circumstances that may indicate that the carrying amount may not be recoverable. The valuation is material to the financial statements and there is a high level of judgment and estimation uncertainty in determining the fair values.
How We Addressed the Matter in Our Audit
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to this critical audit matter included the following, among others:
•Evaluating the appropriateness of management’s methodology, including whether qualitative considerations were appropriately designed to identify material adjustments not already incorporated in the valuation estimate and whether the methodology was applied consistently in accordance with the management’s policy;
•Testing the completeness and accuracy of data used by management in determining the valuation; and
•Utilizing our internal real estate valuation specialists to assist us in evaluating the reasonableness of the significant market-based assumptions used by management to establish an estimate of the valuation of the collateral dependent assets.
/s/ Baker Tilly US, LLP
Philadelphia, Pennsylvania
March 12, 2026
We have served as the Company’s auditor since 2024.

SACHEM CAPITAL CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Years Ended
	December 31,
	2025	2024
Assets
Cash and cash equivalents	$10,924	$18,066
Investment securities (at fair value)	936	1,517
Loans held for investment (net of deferred loan fees of $2,230 and $1,950)	375,188	375,041
Allowance for credit losses	(11,510)	(18,470)
Loans held for investments, net of allowances for credit losses	363,678	356,571
Loans held for sale (net of valuation allowance of $— and $4,880)	—	10,970
Interest and fees receivable (net of allowance of $2,598 and $3,133)	4,116	3,768
Due from borrowers (net of allowance of $1,084 and $1,135)	6,978	5,150
Real estate owned (net of impairment of $1,110 and $465)	16,402	18,574
Investments in limited liability companies	39,132	53,942
Investments in developmental real estate, net	9,719	14,032
Property and equipment, net	3,160	3,222
Other assets	5,002	6,164
Total assets	$460,047	$491,976
Liabilities and Shareholders' Equity
Liabilities:
Notes payable (net of deferred financing costs of $1,905 and $3,713)	$171,349	$226,526
Senior secured notes payable (net of deferred financing costs of $3,427 and $—)	86,573	—
Repurchase agreements	—	33,708
Mortgage payable	917	1,002
Lines of credit	19,000	40,000
Accounts payable and accrued liabilities	3,255	4,377
Advances from borrowers	4,016	4,047
Below market lease intangible	—	665
Total liabilities	285,110	310,325
Commitments and contingencies – Note 14
Shareholders’ equity:
Preferred shares - $0.001 par value; 5,000,000 shares authorized; 3,332,000 and 2,903,000 shares designated as Series A Preferred Stock at December 31, 2025 and 2024, respectively; 2,312,758 and 2,306,748 shares of Series A Preferred Stock issued and outstanding at December 31, 2025 and 2024, respectively	2	2
Common stock - $0.001 par value; 200,000,000 shares authorized; 47,684,955 and 46,965,306 issued and outstanding at December 31, 2025 and 2024, respectively	48	47
Additional paid-in capital	257,905	256,956
Cumulative net earnings	41,826	35,518
Cumulative dividends paid	(124,844)	(110,872)
Total shareholders’ equity	174,937	181,651
Total liabilities and shareholders’ equity	$460,047	$491,976
The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended
	December 31,
	2025	2024
Interest income from loans	$32,222	$43,154
Interest income from limited liability company investments	4,838	5,127
Interest expense and amortization of deferred financing costs	(25,390)	(27,798)
Net interest income	11,670	20,483
Provision for credit losses related to loans held for investment	(3,280)	(26,928)
Gain (loss) on sale of loans	121	(21,973)
Change in valuation allowance related to loans held for sale	1,014	(4,880)
Net interest income (loss) after provision for credit losses related to loans held for investment, gain (loss) on sale of loans, and changes in valuation allowance related to loans held for sale	9,525	(33,298)
Other income
Fee income from loans	5,978	8,594
Income from limited liability company investments	467	112
Other investment income	141	391
Gain on investment securities	1,566	178
Other income	1,726	122
Total other income	9,878	9,397
Operating expenses
Compensation and employee benefits	(7,661)	(6,824)
General and administrative expenses	(6,482)	(6,841)
Impairment loss on real estate owned	(1,060)	(492)
Gain on sale of investments in developmental real estate, real estate owned, and property and equipment, net	4,055	439
Other expenses	(1,947)	(1,952)
Total operating expenses	(13,095)	(15,670)
Net income (loss)	6,308	(39,571)
Preferred stock dividends	(4,472)	(4,304)
Net income (loss) attributable to common shareholders	1,836	(43,875)

Basic and diluted earnings (losses) per Common Share	$0.04	$(0.93)
Basic and diluted weighted average Common Shares outstanding	46,893,413	47,413,012
The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share data)

	Years Ended
	December 31,
	2025	2024
Net income (loss)	$6,308	$(39,571)
Other comprehensive income (loss):
Unrealized holding gains on available for sale (“AFS”) securities	—	—
Less: Reclassification adjustment for gains / losses realized in net (loss) income	—	(316)
Less: Reclassification of losses from unrealized to provision for credit losses	—	—
Other comprehensive income (loss)	—	(316)
Comprehensive income (loss), net	6,308	(39,887)
Preferred stock dividend	(4,472)	(4,304)
Total comprehensive income (loss) attributable to common shareholders	$1,836	$(44,191)
The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount

Balance, January 1, 2024	2,029,923	$2	46,765,483	$47	$249,826	$316	$75,089	$(95,204)	$230,076

Issuance of Series A Preferred Stock, net of expenses	276,825	—	—	—	5,706	—	—	—	5,706

Issuance of Common Shares, net of expenses	—	—	568,711	1	2,049	—	—	—	2,050

Repurchase of Common Shares	—	—	(581,745)	(1)	(1,488)	—	—	—	(1,489)

Stock-based compensation	—	—	212,857	—	863	—	—	—	863

Reclassification adjustment for gains/losses realized in net loss	—	—	—	—	—	(316)	—	—	(316)

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(4,304)	(4,304)

Dividends paid on Common Shares	—	—	—	—	—	—	—	(11,364)	(11,364)

Net loss	—	—	—	—	—	—	(39,571)	—	(39,571)

Balance, December 31, 2024	2,306,748	$2	46,965,306	$47	$256,956	$—	$35,518	$(110,872)	$181,651

Issuance of Series A Preferred Stock, net of expenses	6,010	—	—	—	109	—	—	—	109

Stock-based compensation, less shares forfeited	—	—	719,649	1	840	—	—	—	841

Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(4,472)	(4,472)

Dividends paid on Common Shares	—	—	—	—	—	—	—	(9,500)	(9,500)

Net income	—	—	—	—	—	—	6,308	—	6,308

Balance, December 31, 2025	2,312,758	$2	47,684,955	$48	$257,905	$—	$41,826	$(124,844)	$174,937
The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,308	$(39,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	2,202	2,456
Depreciation expense	525	372
Stock-based compensation	840	863
Provision for credit losses related to loans held for investment	3,280	26,928
Change in valuation allowance related to loans held for sale	(1,014)	4,880
(Gain) loss on sale of loans	(121)	21,973
Impairment loss on real estate owned	1,060	492
Gain on sale of investments in developmental real estate, real estate owned, and property and equipment, net	(4,055)	(439)
Gain on extinguishment of debt	(140)	—
Gain on investment securities	(1,566)	(178)
Deferred loan fees revenue	280	(2,697)
Changes in operating assets and liabilities:
Interest and fees receivable, net	(191)	2,476
Other assets	(766)	2,676
Due from borrowers, net	(3,681)	(1,431)
Accounts payable and accrued liabilities	(268)	1,041
Advances from borrowers	(31)	(6,951)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,662	12,890

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities	—	(7,767)
Proceeds from the sale of investment securities	2,147	43,888
Purchase of interests in limited liability companies	(6,447)	(18,271)
Proceeds from limited liability companies returns of capital	21,257	7,366
Proceeds from sale of real estate owned	7,511	1,624
Acquisitions of and improvements to real estate owned	—	(510)
Proceeds from sale of investments in developmental real estate and property and equipment	19,874	9
Purchase of property and equipment	(162)	(77)
Improvements in investment in rental real estate	(3,216)	(3,025)
Principal disbursements for loans	(151,776)	(134,298)
Principal collections on loans	140,162	190,971
NET CASH PROVIDED BY INVESTING ACTIVITIES	29,350	79,910

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	75,840	27,959
Repayments on lines of credit	(96,840)	(49,751)
Proceeds from repurchase agreements	11,693	19,055
Repayments of repurchase agreements	(45,401)	(11,808)
Repayment of mortgage payable	(85)	(79)
Dividends paid on Common Shares	(9,500)	(16,508)
Dividends paid on Series A Preferred Stock	(4,472)	(4,304)
Proceeds from issuance of Senior Secured Notes	90,000	—
Payment of deferred financing costs	(3,653)	—
Proceeds from issuance of common shares, net of expenses	—	2,049
Repurchase of Common Shares	—	(1,488)
Proceeds from issuance of Series A Preferred Stock, net of expenses	109	5,706
Repayment of notes payable	(56,845)	(58,163)
NET CASH USED IN FINANCING ACTIVITIES	(39,154)	(87,332)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,142)	5,468

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	18,066	12,598

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,924	$18,066
The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended
	December 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$22,677	$25,300
Cash paid during the period for income tax	$63	$115
Real estate acquired in connection with foreclosure of certain mortgages	$22,141	$28,639
Loans held for sale transferred to loans held for investment	$15,850	$—
Loans held for investment transferred to held for sale	$—	$15,850
Developmental real estate acquired in settlement of loan held for investment	$1,696	$—
Developmental real estate transferred from real estate owned	$6,160	$—
Loans originated from sale of real estate owned	$840	$989
The accompanying notes are an integral part of these consolidated financial statements.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company operates its business as one segment. The Company offers short-term (i.e., one to three years), secured, non-bank loans to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is typically secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants of residential real estate. The Company’s primary underwriting criteria is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.
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
As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Balance Sheets as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. As of December 31, 2025, the accounts and activities of these subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, the Company has only one reportable segment for financial reporting purposes. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider prior reporting results, (b) the Company’s projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for current expected credit losses, loans held for sale, and real estate owned.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in securities, investments in limited liability companies, and mortgage loans.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company maintains its cash and cash equivalents with various financial institutions. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per depositor. The Company maintains bank deposits in amounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Concentrations of credit risk related to the loans' geographical location and property type may be affected by changes in economic or other conditions of the particular geographic area or particular asset type that collateralize the Company’s mortgage loans. For further details see Note 4 – Loans and Allowances for Credit Losses.
Credit risks associated with the Company’s mortgage loan portfolio and related interest receivable are described in Note 4 – Loans and Allowance for Credit Losses.
Variable Interest Entities ("VIEs")
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The entity that is the primary beneficiary is required to consolidate the VIE. An entity is deemed to be the primary beneficiary of a VIE if the entity has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. In determining whether the Company is the primary beneficiary of a VIE, both qualitative and quantitative factors are considered regarding the nature, size and form of its involvement with the VIE, such as its role establishing the VIE and ongoing rights and responsibilities, the design of the VIE, its economic interests, servicing fees and servicing responsibilities, and other factors. The Company performs ongoing reassessments to evaluate whether changes in the entity’s capital structure or changes in the nature of its involvement with the entity result in a change to the VIE designation or a change to its consolidation conclusion.
On March 20, 2025, the Company formed SN Holdings LLC (“SN Holdings”), a wholly owned subsidiary of the Company, for the sole purpose of acting as the borrower under a new revolving credit facility with Needham Bank. Simultaneously with the execution of the Credit Agreement (defined below), the Company terminated and repaid in full the outstanding balance under its previous credit facility with Needham Bank.
SN Holdings is a VIE under the guidance of FASB ASC 810-10, Consolidation, as it was established with insufficient equity at risk and does not have independent operations apart from the Company. The Company has determined that it is the primary beneficiary of SN Holdings because it has both (i) the power to direct the activities that most significantly impact SN Holdings’ economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to SN Holdings, primarily through its role as the guarantor of the Needham Credit Facility (defined below) and through its ability to direct all operational and financing decisions. Accordingly, SN Holdings has been consolidated in the Company’s consolidated financial statements.
As of December 31, 2025, SN Holdings had total assets of $88.4 million, consisting primarily of collateralized mortgage loans, and total liabilities of $21.0 million, consisting primarily of borrowings under the Needham Credit Facility. The assets of SN Holdings can only be used to settle obligations of SN Holdings and are not available to the Company or its creditors, other than as permitted under the intercompany guaranty and lien release provisions of the Needham Credit Facility.
On June 11, 2025, Sachem Capital Corporation Holdings, LLC ("Holdings"), an indirect, wholly-owned subsidiary of the Company, consummated a private placement of $100.0 million aggregate principal amount of Senior Secured Notes due June 11, 2030 (the "Senior Secured Notes") to various institutional investors under a Note Purchase and Guaranty Agreement (the "Agreement"). See Note 11 - Secured Notes Payable. Holdings was formed for the sole purpose of acting as the issuer of the Senior Secured Notes.
Holdings is a VIE under the guidance of FASB ASC 810-10 (Consolidation) as it was established with insufficient equity at risk and does not have independent operations apart from the Company. The Company has determined that it is the primary beneficiary of Holdings because it has both (i) the power to direct the activities that most significantly impact

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Holdings’ economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to Holdings, primarily through its role as the guarantor of the Senior Secured Notes and through its ability to direct all operational and financing decisions. Accordingly, Holdings has been consolidated in the Company’s consolidated financial statements.
As of December 31, 2025, Holdings had total assets of $201.8 million, consisting primarily of collateralized mortgage loans, and total liabilities of $93.2 million, consisting primarily of indebtedness evidenced by the Senior Secured Notes. The assets of Holdings can only be used to settle obligations of Holdings and are not available to the Company or its creditors.
Cash and Cash Equivalents
The Company considers all demand deposits, cashier’s checks, money market accounts and certificates of deposit with an original maturity of three months or less to be cash equivalents.
Investment Securities (at fair value)
Debt investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, management employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, management may consider specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that it will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in net income and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future losses and/or impairments.
Marketable equity investments with readily determinable fair values are measured at fair value and are classified as trading securities with changes in value recorded in net income.
For the year ended December 31, 2025, the Company recognized gains on investment securities totaling $1.6 million, consisting of $0.8 million in realized gains and $0.8 million in unrealized holding gains. For the year ended December 31, 2024, the Company recognized gains on investment securities totaling $0.2 million, consisting of $1.4 million in realized gains and $1.6 million in unrealized holding losses.
Investment in Limited Liability Companies (“LLCs”)
The Company accounts for its investments in limited liability companies based on the level of ownership, control, and influence in accordance with FASB ASC 323 (Investments – Equity Method and Joint Ventures) and FASB ASC 810 (Consolidation). Investments in LLCs are classified into the following categories based on the Company’s level of influence and control:
1.    Fair Value Method (FASB ASC 321) – Passive Investments (Less than 20% Ownership, No Significant
    Influence)
◦Investments in LLCs where the Company does not exercise significant influence are accounted for under FASB ASC 321 (Investments – Equity Securities) and recorded at fair value, with changes in fair value recognized in earnings.
◦If fair value is not readily determinable, the Company applies the measurement alternative, recording the investment at cost less impairment, adjusted for observable price changes.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    Equity Method (FASB ASC 323) – Significant Influence (20% – 50% Ownership)

◦The Company applies the equity method of accounting for investments where it has significant influence over the operating and financial policies of the LLC.
◦Under the equity method, the Company recognizes its proportionate share of the LLC’s net income or loss in earnings and adjusts the carrying amount of the investment accordingly.
◦Distributions received from equity method investments are recorded as a reduction of the investment unless they represent a return on investment, in which case they are recognized as income.
◦The investment is assessed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

3.     Consolidation (FASB ASC 810) – Variable Interest Entities (“VIEs”) or Controlling Interest
◦Voting Interest Model: The Company holds greater than 50% of the voting interests and has the power to direct the significant activities of the LLC.
◦Variable Interest Entity (VIE) Model: If the LLC qualifies as a VIE, the Company consolidates the LLC when it is deemed to be the primary beneficiary of the VIE. In accordance with FASB ASC 810, the Company evaluates whether:
1.The LLC is a VIE (i.e., lacks sufficient equity to finance its operations without additional support or the equity holders do not have the power to direct significant activities); and
2.The Company has both: The power to direct the activities of the VIE that most significantly affect its economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant.
When both conditions are met, the Company consolidates the VIE in its consolidated financial statements, including the entity’s assets, liabilities, and operations. Noncontrolling interests in consolidated LLCs, if any, are presented separately within the consolidated financial statements. The Company reassesses its conclusions about VIE status and primary beneficiary determination on an ongoing basis, particularly when events occur that may change the underlying structure or governance of the investee.
For investments accounted for under the equity method or the measurement alternative cost method, the Company evaluates whether indicators of impairment exist. If an investment is determined to be other-than-temporarily impaired, the carrying value is written down to its estimated fair value, with the impairment loss recognized in earnings.
Loans held for investment
Loans that are originated and serviced by the Company, that management has the intent and ability to hold for the foreseeable future, are reported at their outstanding balances, net of an allowance for credit losses and unamortized deferred fees. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to fee income over the contractual lives of the loans using the interest method which reflects a constant yield. Interest income on loans is accrued based on the unpaid principal balance outstanding and the contractual terms of the loan agreements.
Loans held for sale
Loans are classified as held for sale if there is an intent to sell in the near-term. These loans are recorded at the lower of amortized cost or fair value. If the fair value of a loan is determined to be less than its amortized cost, a non-recurring fair value adjustment will be recorded through a valuation allowance. When a loan held for investment is transferred into the held for sale category, any previously recorded allowance for credit losses is reversed in the provision for credit losses related to loans and the loan is recorded at its amortized cost basis. If the amortized cost basis exceeds the loan’s fair value at the date of transfer, a valuation allowance equal to the difference between amortized cost basis and fair value is recorded.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Transfer of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets. Transfers of agreements that meet the sale criteria under FASB ASC 860 (Transfers and Servicing) are derecognized from the Consolidated Balance Sheets at the time of transfer. If the transfer of loans does not meet the sale criteria or participating interest criteria under FASB ASC 860, the transfer is accounted for as a secured borrowing and the loan is not derecognized and a participating liability is recorded in the Consolidated Balance Sheets.
Allowance for Credit Losses
The Company records an allowance for credit losses under ASC 326, Financial Instruments—Credit Losses (“CECL”) on the Consolidated Balance Sheets with respect to its loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable, are also analyzed for credit losses in accordance with CECL standard, as they represent a financial asset that is subject to credit risk. As allowed under the CECL standard used by the Company, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. Such allowances are presented net in “Allowance for credit losses” and “Loans held for sale, net” on the Consolidated Balance Sheets included in the accompanying consolidated financial statements based on their respective classification.
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

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
See Note 4 – Loans and Allowance for Credit Losses - for further details.
Interest and Fees Receivable, Net
Interest and fees receivable includes interest accrued between payment dates on loans and fees charged to borrowers in accordance with the loan agreement. These amounts are reported at their outstanding balances, net of an allowance for credit losses.
Due From Borrowers, Net
Due from borrowers includes amounts paid on behalf of borrowers, such as insurance and property taxes, for which we are due reimbursement from borrowers in accordance with the loan agreement. These amounts are reported at their outstanding balances, net of an allowance for credit losses.
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
Level 1    Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access at the measurement date.
Level 2    Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly:
•quoted prices for similar assets or liabilities in active markets;
•quoted prices for identical or similar assets or liabilities in inactive markets;
•inputs other than quoted prices that are observable for the asset or liability; and
•inputs that are derived principally from or corroborated by observable market data by correlation to other means.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
If the asset or liability has a specified (i.e., contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Property and Equipment, Net
Land and building were acquired in 2022 to serve as the Company’s corporate headquarters. The land is carried at cost. The building is stated at cost less accumulated depreciation. The building is being depreciated using the straight-line method over its estimated useful life of 40 years. Furniture and fixtures, computer hardware and software, and vehicles are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated using an estimated useful life of three to five years. Computer hardware and software are depreciated using an estimated useful life of two to three years. Vehicles are depreciated using an estimated useful life of five years.
Investment in Developmental Real Estate, Net
Developmental real estate is carried at cost, net of accumulated depreciation and amortization. Betterments, major renewals and certain costs directly related to the improvement and leasing of real estate are capitalized. Maintenance and repairs are expensed as incurred. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment, including interest and debt expense, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of the redeveloped property, the excess is charged to expense. Depreciation is recognized on a straight-line basis over the estimated useful lives of these assets which range from seven to 40 years. Tenant allowances are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.
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
The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed involves subjectivity as the allocations are based on an analysis of the respective fair values. In determining the fair value of the real estate acquired, the Company utilized a third-party valuation which primarily utilizes cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as a sales comparison approach, which utilizes comparable sales, listings and sales contracts. The Company assesses the fair value of the leases acquired based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The determined and allocated fair values to the real estate acquired will affect the amount of depreciation and amortization the Company records over the respective estimated useful lives or term of the lease.
Real Estate Owned, Net (“REO”)
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

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Deferred Financing Costs
Costs incurred in connection with the Company’s revolving credit facilities, described in Note 9 – Lines of Credit, Mortgage Payable Churchill Facility – are amortized over the term of the applicable facility using the straight-line method, which approximates the effective interest.
Costs incurred by the Company in connection with the issuance of unsecured, unsubordinated notes, described in Note 10 – Unsecured Notes Payable, and the senior secured notes payable, described in Note 11 - Senior Secured Notes Payable, are being amortized over the term of the respective unsecured, unsubordinated notes using the effective interest method.
Revenue Recognition
Interest income from the Company’s loan portfolio is recognized under FASB ASC 310 (Receivables)and is earned over the loan period and is calculated using the simple interest method on principal amounts outstanding. Generally, the Company’s loans provide for interest to be paid monthly in arrears. The Company, generally, does not accrue interest income on loans that are more than 90 days past due or interest charged at default rates.
Origination, modification, extension, and construction servicing fee revenue, generally 1% – 3% of either the original loan principal or the modified loan balance, is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with FASB ASC 310 (Receivables).
Debt Obligations
The Company’s debt obligations are carried at amortized cost and are reported net of any debt issuance costs, discounts and premiums. Debt issuance costs, discounts and premiums are amortized to interest expense over the life of the instrument using the effective interest method. Unamortized debt issuance costs, discounts and premiums are written off to net losses on debt extinguishment in the consolidated statements of operations when the Company prepays borrowings prior to maturity.
Advances from Borrowers
The Company utilizes advances from borrowers as interest reserves on certain loans which are applied to future interest payments. Such reserves are established at the time of loan origination. The interest reserve is recorded as a liability as it represents unearned interest revenue. The interest reserve is relieved when the interest on the loan is earned, and interest income is recorded in the period when the interest is earned in accordance with the credit agreement. The interest payment is deducted from the interest reserve deposit balance on the date when the interest payment is due. The decision to establish an interest reserve is made during the underwriting process and considers the creditworthiness and expertise of the borrower, the feasibility of the project, and the debt coverage provided by the real estate and other pledged collateral. It is the Company’s policy to recognize income for this interest component as long as the borrower is progressing as originally projected and if there has been no deterioration in the financial condition of the borrower or the underlying project. The Company’s standard accounting policies for interest income recognition are applied to all loans, including those with interest reserves.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expenses
Interest expense, in accordance with the Company’s financing agreements, is recorded on an accrual basis. General and administrative expenses, including professional fees, are expensed as incurred.
Stock-Based Compensation
Equity-classified stock awards granted to executive officers, non-employee directors, and employees are measured based on the closing price of the Company's Common Shares on the grant date and recognized on a straight-line basis over the requisite service period of the awards for restricted stock awards.
Income Taxes
The Company believes it qualifies as a real estate investment trust (“REIT”) for federal income tax purposes and operates accordingly. It made the election to be taxed as a REIT on its 2017 Federal income tax return. The Company’s qualification as a REIT depends on its ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code of 1986, as amended (the “Code”), relating to, among other things, the sources of its income, the composition and values of its assets, its compliance with the distribution requirements applicable to REITs and the diversity of ownership of its outstanding capital stock. So long as it qualifies as a REIT, the Company, generally, will not be subject to U.S. federal income tax on its taxable income distributed to its shareholders. However, if it fails to qualify as a REIT in any taxable year and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax at regular corporate rates and may also be subject to various penalties and may be precluded from re-electing REIT status for the four taxable years following the year during in which it lost its REIT qualification. Other than taxes incurred by the Company’s taxable REIT subsidiary (“TRS”), Sachem Opportunities Corp., the Company does not expect to incur any corporate federal income tax liability outside of the TRS, as it believes it has maintained its qualification as a REIT.
The Company has elected, and may elect in the future, to treat certain of its existing or newly created corporate subsidiaries as TRSs. In general, a TRS may hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. TRSs generate income, resulting in federal and state income tax liability for these entities. Accordingly, the Company includes a provision for federal, state and local income taxes in our consolidated financial statements, when applicable. The One Big Beautiful Bill Act, which passed on July 4, 2025, contains legislation increasing the percentage limit under the REIT asset test applicable to TRSs from 20% to 25%. This change applies to taxable years beginning after December 31, 2025.
The Company accounts for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its consolidated financial statements or tax returns. Under this method, the Company determines deferred tax assets and liabilities based on the differences between the financial reporting and tax basis of assets and liabilities using the tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances and that causes a change in management's judgment about expected future tax consequences of events, is included in the income tax provision for the period in which such change occurs. Deferred tax assets also reflect net operating loss and tax credit carryforwards. A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of a deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances and that causes a change in management's judgment about the realizability of the related deferred tax asset, is included in the income tax provision for the period in which such change occurs.
FASB ASC 740-10 (Accounting for Uncertainty in Income Taxes) prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and disclosure required. Under this standard, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings (Losses) Per Share
Basic and diluted earnings (losses) per share are calculated in accordance with FASB ASC 260 (Earnings Per Share). Under FASB ASC 260, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares, $0.001 par value per share, (“Common Shares”) outstanding for the period. The computation of diluted earnings (losses) per share is similar to basic earnings (losses) per share, except that the denominator is increased to include the potential dilution from the Company's unvested restricted stock awards, that contain non-forfeitable rights to dividends so therefore deemed to participating, for Common Shares using the treasury stock method. The numerator in calculating both basic and diluted earnings (losses) per common share for each period is the reported net income (loss).
Recent Accounting Pronouncements Pending Adoption
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, “Income Statement – Reporting Comprehensive Income (FASB ASC 220-40): Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure in the notes to the financial statements of specified information about certain costs and expenses. The ASU is effective in reporting periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, on a prospective or retrospective basis. Early adoption is permitted, and the Company is currently assessing the impact upon adoption of this standard on the consolidated financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the Company’s consolidated financial statements.
Reclassifications
Certain amounts included in the Company’s December 31, 2024 consolidated statement of operations have been reclassified to conform to the December 31, 2025 presentation. These reclassifications had no effect on the year ended December 31, 2024 net loss.
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
The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement
(in thousands)	December 31, 2025	December 31, 2024
Level 1
Investment securities	$936	$1,517

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain assets are measured at fair value on a nonrecurring basis; that is, not measured at fair value on an on going basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment.) The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurement
(in thousands)	December 31, 2025	December 31, 2024
Level 3
Individually evaluated loans, net of allowance for credit losses	$114,028	$80,757
Loans held for sale, net	—	10,970
Real estate owned, net	16,402	18,574

Carrying amounts and fair values of financial instruments that are not carried at fair value at December 31, 2025 and December 31, 2024 in the Consolidated Balance Sheets are as follows:

	Carrying Amount		Fair Value Measurement
(in thousands)	2025	2024	2025	2024

Level 1
Cash and cash equivalents	$10,924	$18,066	$10,924	$18,066
Notes payable	171,349	231,241	163,854	194,810
Level 2
Repurchase agreements	—	33,708	—	33,708
Lines of credit	19,000	40,000	19,000	40,000
Level 3
Loans held for investment, net	363,678	356,571	363,678	356,571
Loans held for sale, net	—	10,970	—	10,970
Interest and fees receivable and due from borrowers	11,094	8,918	10,963	8,918
Investments in limited liability companies	39,132	53,942	39,132	53,942
Advances from borrowers	4,016	4,047	4,016	4,047
Senior secured notes payable	86,573	—	89,277	—
Mortgage payable	917	1,002	917	1,002
Following is a description of the methodologies used for assets and liabilities measured at fair value:
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

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Individually evaluated loans, net of allowance for credit losses: This category consists of loans that were individually evaluated for credit losses, net of the related allowance for credit losses, and have been classified as Level 3 assets. All of the Company’s individually evaluated loans for 2025 and 2024, whether reporting a specific allowance allocation or not, are considered collateral-dependent. The Company utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The Company estimates liquidation as a selling cost percentage in connection with the asset, which typically ranges from 1-8%. Please note this category is inclusive of foreclosed loans not held for sale, and is included in loans held for investment.
Real estate owned, net: Real estate owned, net, is classified as a Level 3 asset in the fair value hierarchy due to the significant use of unobservable inputs in determining its fair value. These unobservable inputs typically include estimates based on management’s judgment, such as the anticipated market value, property condition, location, and projected income potential. The Company may adjust such values downward for qualitative factors such as economic conditions and estimated liquidation expenses. The Company estimates liquidation as a selling cost percentage in connection with the asset, which typically ranges from 1%-8%. As no active markets or observable inputs exist for these assets, the valuation process involves a higher degree of subjectivity and relies on internal assumptions, appraisals, and models that are not directly observable.
Investments in Limited Liability Companies (LLCs): The Company holds noncontrolling interests in various LLCs accounted for using the measurement alternative under FASB ASC 321. These investments are carried at cost, less impairment, and adjusted for observable price changes.
Fixed rate debt: Publicly traded fixed rate debt is classified as Level 1 and its fair value is based on quoted prices for similar instruments or calculated utilizing model derived valuations in which significant inputs are observable in active markets. Private senior secured fixed rate debt is estimated using a discounted cash flow model based on the contractual coupon rate and a market yield assumption derived from observed yields on the Company’s publicly traded unsecured notes adjusted for secured credit spread.
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

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Loans and Allowance for Credit Losses
Loans include loans held for investment that are accounted for at amortized cost net of allowance for credit losses and loans held for sale that are accounted for at the lower of cost or market net of a valuation allowance. The classification for a loan is based on management’s strategy for the loan.
Loans held for investment
The Company offers secured, non-bank loans to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in Connecticut, New York, Massachusetts and Florida. The Company’s lending standards typically require that the original principal amount of all mortgage receivable notes be secured by first mortgage liens on one or more properties owned by the borrower or related parties and that the maximum loan-to-value ("LTV") be no greater than 70% of the appraised value of the underlying collateral, as determined by an independent appraiser at the time of the loan origination. The Company considers the maximum LTV as an indicator of credit risk of a mortgage note receivable. In the case of properties undergoing renovation, the LTV ratio is calculated based on the estimated fair market value of the property after the renovations have been completed. However, the Company makes exceptions to this guideline if the facts and circumstances support the incremental risk. These factors include the additional collateral provided by the borrower, the credit profile of the borrower, the Company’s previous relationship, if any, with the borrower, the nature of the property, the geographic market in which the property is located and any other information the Company deems appropriate.The loans are generally for a term of one to three years. Most of the loans provide for monthly payments of interest only (in arrears) during the term of the loan and a balloon payment of the principal at maturity.
As of December 31, 2025, and 2024, the Company had 115 and 157 loans held for investment, respectively.
Loans held for sale
The Company offers mortgage notes receivable to be sold in real estate capital markets. The Company does not originate loans for the use of loans held for sale, as these loans were a part of a non-recurring event of being transferred from loans held for investment to loans held for sale. As of December 31, 2024, the Company maintained 11 loans held for sale with a gross outstanding principal balance of $15.9 million, of which had an aggregate valuation allowance of $4.9 million in connection with pricing based on lower of cost or market. As of December 31, 2024, such loans were on nonaccrual status and in pending/pre-foreclosure. There were no such loans held for sale as of December 31, 2025 as three loans were sold, one loan was transferred to real estate owned, and seven loans were transferred back to loans held for investment during the year ended December 31, 2025.
Loan Sale
In October 2024, the Company initiated the proposed sale of a pool of mortgage loans. A majority of these loans were classified as “non-accrual,” meaning payments of interest owed are more than 90 days overdue. In December 2024, the Company entered into certain Purchase and Sale Agreements with three third party purchasers related to certain non-performing loans that were held for sale. The Company accounted for the transfer of financial assets as a sale, recognizing a loss on sale of $22.0 million, with total net cash proceeds from the sale of $36.1 million and the derecognition of loans held for sale of $55.8 million. The Company has no continuing involvement with the transferred loan assets after the date of transfer and did not retain any interest in the transferred assets. The loans were sold to the purchasers without recourse. In connection with the sale, the Company incurred a loss of $19.7 million on principal and $2.3 million on charges due from such loans, which is presented on the consolidated statement of operations in loss on sale of loans. During the sale process, the Company removed $15.9 million of loans that were initially included in the sale, and these remained as loans held for sale at December 31, 2024 as noted above.
Loan portfolio
As of December 31, 2025, and 2024, loans held for investment on nonaccrual status had an outstanding principal balance of $117.6 million and $87.1 million, respectively. The nonaccrual loans are inclusive of loans pending foreclosure and loans held for sale. For the year ended December 31, 2025 and 2024, $0.4 million and $0.7 million of interest income was recorded on nonaccrual loans due to payments received, respectively. As of December 31, 2025, and 2024, the

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company had direct reserves on outstanding principal of $6.3 million and $13.3 million, respectively. The below table summarizes the Company’s loans held for investment gross principal balance by the past due status:

	Loans held for investment
(in thousands)	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total
As of December 31, 2025	$239,615	$20,218	$—	$117,585	$377,418
As of December 31, 2024	$223,513	$49,460	$16,936	$87,082	$376,991
There are no greater than 90 days past due loans that are on accrual status as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, there were loans greater than 90 days past due with gross principal balances of $96.8 million and $30.9 million, respectively, for which no specific allowance for credit losses on principal was recorded.
For the years ended December 31, 2025 and 2024, the aggregate amounts of loans funded by the Company were $151.8 million and $134.3 million, respectively, offset by principal repayments of $140.2 million and $191.0 million, respectively.
The aggregate gross outstanding principal of loans in pending/pre-foreclosure as of December 31, 2025, and 2024, was $37.5 million and $36.3 million, respectively. As of December 31, 2025, and 2024, the Company had directly reserved against these loans in foreclosure in the amounts of $4.2 million and $6.1 million, respectively. Further, the Company had direct reserves against non-performing loans held for investment that experienced declines in fair value of $2.1 million and $7.3 million, respectively. As of December 31, 2025 and 2024, the aggregate outstanding principal amount of non-performing loans held for investment with direct allowances was $20.8 million and $57.8 million, respectively.
As of December 31, 2025, the Company’s mortgage loan portfolio includes loans with stated interest rates ranging from 7.0% to 15.0%. The default interest rate is generally 18% but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.
As of December 31, 2025 and 2024, the Company had one borrower representing 13.3% and 14.0% of the outstanding mortgage loan portfolio, or $50.4 million and $55.0 million, respectively.
Deferred loan fees
As of December 31, 2025 and 2024, the Company had $2.0 million and $2.0 million of deferred loan fee revenue relating to loans held for investment, respectively. There were no such deferred fees for loans held for sale as of December 31, 2025 and 2024. In-line with the Company’s accounting policy for revenue recognition, origination, modification, extension and construction servicing fee revenue is collected at loan funding and is recognized ratably over the contractual life of the loan in accordance with FASB ASC 310 (Receivables). In accordance with FASB ASC 310-20-45-1, the Company has presented deferred loan fees net of the related loan balance on its Consolidated Balance Sheets. This presentation reflects the net amount of revenue that is expected to be recognized after considering the outstanding loan balance associated with certain customer arrangements. This presentation aligns with the guidance in FASB ASC 310-20, which permits the net presentation of loan balances with deferred loan fees when the loan is associated with the future performance obligations of the Company. The loan is considered an integral part of the transaction, and as such, the net amount more accurately reflects the remaining obligations of the Company to the customer, as well as the revenue to be recognized.
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

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for credit loss
The below table represents the financial statement line items that are impacted by the allowance for credit losses for the year ended December 31, 2025:

	Balance as of December 31, 2024	Provision for credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Balance as of December 31, 2025

	(in thousands)
Loans	$18,470	$1,837	$3,745	$(12,542)	$11,510
Interest and fees receivable	3,133	(157)	—	(378)	2,598
Due from borrower	1,135	1,854	—	(1,905)	1,084
Unfunded commitments	924	(254)	—	—	670
Total allowance for credit losses	$23,662	$3,280	$3,745	$(14,825)	$15,862
The below table represents the financial statement line items that are impacted by the allowance for credit losses for the year ended December 31, 2024:

	Balance as of December 31, 2023	Provision for credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Balance as of December 31, 2024

	(in thousands)
Loans	$7,523	$22,405	$—	$(11,458)	$18,470
Interest receivable	902	2,231	—	—	3,133
Due from borrower	352	1,877	—	(1,094)	1,135
Unfunded commitments	509	415	—	—	924
Total allowance for credit losses	$9,286	$26,928	$—	$(12,552)	$23,662
Recoveries for the years ended December 31, 2025 and 2024 were de minimis.
The following table summarizes the activity in the loans held for investment allowance for credit losses for the year ended December 31, 2025:

(in thousands)	Allowance for credit losses as of December 31, 2024	Provision for credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Allowance for credit losses as of December 31, 2025
Geographical Location
New England	$12,844	$1,292	$—	$(7,707)	$6,429
Mid-Atlantic	1,857	(132)	3,745	(3,700)	1,770
South	1,802	1,014	—	(1,135)	1,681
West	1,967	(337)	—	—	1,630
Total	$18,470	$1,837	$3,745	$(12,542)	$11,510

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity in the loans held for investment allowance for credit losses for the year ended December 31, 2024:

(in thousands)	Allowance for credit losses as of December 31, 2023	Provision for credit losses related to loans held for investment	Charge-offs	Allowance for credit losses as of December 31, 2024
Geographical Location
New England	$5,764	$13,859	$(6,779)	$12,844
Mid-Atlantic	1,324	533	—	1,857
South	435	6,046	(4,679)	1,802
West	—	1,967	—	1,967
Total	$7,523	$22,405	$(11,458)	$18,470
The following table presents charge-offs by fiscal year of origination during the year ended December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Total
(in thousands)
Current period charge-offs	$—	$1,720	$162	$7,070	$3,590	$—	$12,542
Total	$—	$1,720	$162	$7,070	$3,590	$—	$12,542
Presented below is the Company’s loans held for investment portfolio by geographical location:

	December 31, 2025		December 31, 2024
(in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
Geographical Location
New England	$163,049	43.2%	$179,421	47.6%
Mid-Atlantic	40,483	10.7%	42,304	11.2%
South	170,441	45.2%	151,165	40.1%
West	3,445	0.9%	4,101	1.1%
Total	377,418	100.0%	376,991	100.0%

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables allocate the gross principal balance of the Company’s loans held for investment portfolio based on credit quality indicators in assessing estimated credit losses and vintage of origination at the dates indicated:

	December 31, 2025	Year Originated(1)
FICO Score (2) (in thousands)	Carrying Value	2025	2024	2023	2022	2021	Prior
Loans held for investment:
Under 500	$142	$—	$142	—	$—	$—	$—
501-550	35	—	—	—	—	—	35
551-600	—	—	—	—	—	—	—
601-650	17,665	2,914	4,250	1,025	3,102	—	6,374
651-700	81,859	18,654	4,017	10,594	9,010	38,375	1,209
701-750	125,603	24,082	7,226	23,721	5,299	64,348	927
751-800	137,725	42,340	15,795	46,339	13,449	19,802	—
801-850	14,389	—	—	1,700	12,689	—	—
Total	377,418	$87,990	$31,430	83,379	$43,549	$122,525	$8,545
__________________________
(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.

	December 31, 2024	Year Originated(1)
FICO Score (2) (in thousands)	Carrying Value	2024	2023	2022	2021	2020	Prior
Under 500	$140	$140	$—	$—	$—	$—	$—
501-550	2,860	—	—	—	1,060	—	1,800
551-600	7,094	1,222	290	2,170	1,816	636	960
601-650	28,779	8,432	3,347	1,798	7,411	6,149	1,642
651-700	35,711	4,250	7,177	10,302	12,079	660	1,243
701-750	159,575	6,275	40,459	11,982	97,980	1,023	1,856
751-800	124,599	26,465	32,016	36,280	28,427	1,411	—
801-850	18,233	—	415	17,818	—	$—	—
Total	376,991	$46,784	$83,704	$80,350	$148,773	$9,879	$7,501
__________________________
(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)The FICO Scores are calculated at the inception of a loan and are updated if the loan is modified or on an as needed basis.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost of collateral dependent loans:

	December 31, 2025	December 31, 2024
	(in thousands)
Collateral Type	Collateral Dependent Loans	Collateral Dependent Loans
Residential	$65,077	$69,904
Commercial	27,700	11,162
Pre-Development Land	12,832	6,512
Mixed Use	14,666	6,503
Total	$120,275	$94,081

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
The table below presents loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2025:

	Year Ended December 31, 2025
(in thousands)	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Loans modified during the period ended
Term extension	$74,253	20.4%	A weighted average of 8.9 months were added to the life of the loans
Principal modification, with no term extension	$5,232	1.4%	Unpaid interest/taxes/charges added to principal balance
The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified during the year ended December 31, 2025 to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

	Year Ended December 31, 2025
(in thousands)	Current	90-119 days past due	120+ days past due	Total
Loans modified during the period ended
Term extension	$74,253	$—	$—	$74,253
Principal modification, with no term extension	$5,232	$—	$—	$5,232
The Company has committed to lend additional amounts totaling approximately $4.5 million to borrowers experiencing financial difficulty. Of the loans that were modified that experienced financial difficulties during the year

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ended December 31, 2025, one loan defaulted within 12 months of the modification. This loan had an aggregate outstanding balance of $0.4 million which represented 0.1% of the portfolio. Of the loans that were modified that experienced financial difficulties during the year ended December 31, 2025, ten loans with an outstanding principal balance of $31.9 million, experienced rate decreases due to the modification. The change in the rate was taking the loans off default rate.
The table below presents loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024:

	Year Ended December 31, 2024
(in thousands)	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Loans modified during the period ended
Term extension	$108,045	30.1%	A weighted average of 11.5 months were added to the life of the loans
Principal modification, with no term extension	$12,173	3.4%	Unpaid interest/taxes/charges added to principal balance
The Company monitors the performance of loans modified to borrowers experiencing financial difficulty. The table below presents the performance of loans that have been modified during the year ended December 31, 2024 to borrowers experiencing financial difficulty. The Company considers loans that are 90 days past due to be in payment default.

	Year Ended December 31, 2024
(in thousands)	Current	90-119 days past due	120+ days past due	Total
Loans modified during the period ended
Term extension	$61,450	$250	$46,345	$108,045
Principal modification, with no term extension	$12,173	$—	$—	$12,173
As of December 31, 2024, the Company had committed to lend additional amounts totaling approximately $10.8 million to borrowers experiencing financial difficulty. Of the loans that were modified that experienced financial difficulties during the year ended December 31, 2024, six loans defaulted within 12 months of the modification. These loans had an outstanding balance of $5.7 million, which represented 1.6% of the portfolio. Of the loans that were modified that experienced financial difficulties during the year ended December 31, 2024, ten loans with an aggregate outstanding principal balance of $12.2 million, experienced rate decreases due to the modification. The change in the rate was taking the loans off default rate.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Investment in Developmental Real Estate, net
For the years ended December 31, 2025 and 2024, investment in rental real estate, net consisted of the following:

	Year Ending December 31, 2025			Year Ending December 31, 2024
(in thousands)	Cost	Accumulated Depreciation	Net investment	Cost	Accumulated Depreciation	Net investment

Land and land improvements	$8,392	$(15)	$8,377	$4,557	$—	$4,557
Building	1,346	(4)	1,342	4,936	(154)	4,782
Site improvements	—	—	—	359	(30)	329
Tenant improvements	—	—	—	1,223	—	1,223
Construction in progress	—	—	—	3,141	—	3,141
Total	$9,738	$(19)	$9,719	$14,216	$(184)	$14,032

Building, land improvements, and site improvements are being depreciated using the straight-line method over their estimated useful lives of 40 years, 15 years and 15 years, respectively. Tenant improvements are amortized over the life of the respective lease using the straight-line method. Lease in-place intangible assets, deferred leasing costs and acquired below-market leases are amortized on a straight-line basis over the respective life of the lease. For the year ended December 31, 2025 and 2024, depreciation and amortization related to the asset was $0.1 million, which is presented in “Other expenses” on the Company’s Consolidated Statements of Operations.
Additionally, the Company leased space to a tenant under an operating lease at one developmental real estate property acquired in 2023. The lease provided for the payment of fixed base rent payable monthly in advance and periodic step-ups in rent over the term of the lease and a pass through to tenants their share of increases in real estate taxes and operating expenses over a base year. The lease also provided for free rent and a tenant improvement allowance of $2.7 million. The lease commenced February 2025 with a cash rent abatement period of 425 days. On December 31, 2025, the Company sold this property and recognized a gain of $4.0 million, which is presented in the Company's Consolidated Statements of Operations.
6. Real Estate Owned (REO), net
Property acquired through foreclosure are included on the Consolidated Balance Sheets as real estate owned and further categorized as held for sale or held for rental, described in detail below.
As of December 31, 2025, and 2024, REO, net totaled $16.4 million and $18.6 million, respectively. During the year ended December 31, 2025, the Company’s REO portfolio recorded an impairment loss of $1.1 million compared to an impairment loss of $0.5 million in 2024.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s REO as of December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Real estate owned at the beginning of year	$18,574	$3,462
Principal amount transferred to real estate owned	22,141	28,640
Charge-off’s on principal transferred	(8,769)	(11,361)
Charges and building improvements	—	509
Proceeds from sale of real estate owned	(7,511)	(1,624)
New loans generated from sale of real estate owned	(840)	(989)
Properties transferred to investment in developmental real estate	(6,160)	—
Impairment loss	(1,060)	(492)
Gain on sale of real estate owned	27	429
Balance at end of year	$16,402	$18,574
As of December 31, 2025, REO included $0.8 million of real estate held for rental and $15.6 million of real estate held for sale. As of December 31, 2024, REO included $0.8 million of real estate held for rental and $17.8 million of real estate held for sale.
Properties Held for Sale
During the year ended December 31, 2025, the Company sold fifteen properties held for sale and recognized a de minimis gain. During the year ended December 31, 2024, the Company sold seven properties held for sale and recognized an aggregate gain of $0.4 million. Such gains are included in, “Gain (loss) on sale of investments in developmental real estate, real estate owned, and property and equipment, net” on the Company’s Consolidated Statements of Operations.
Properties Held for Rental
As of December 31, 2025, one property, a commercial building, was held for rental. The tenant signed a 5-year lease that commenced on August 1, 2021. As of December 31, 2025, future minimum rent payments under this lease total $31,000 through maturity on July 31, 2026.
7.   Property and Equipment, net
The following table represents the Company’s property and equipment, net as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(in thousands)	Cost	Accumulated Depreciation	Net investment	Cost	Accumulated Depreciation	Net investment
Building	$2,594	$(177)	$2,417	$2,557	$(110)	$2,447
Land	255	—	255	255	—	255
Furniture and fixtures	308	(185)	123	308	(117)	191
Computer hardware and software	320	(276)	44	295	(246)	49
Vehicles	502	(181)	321	435	(155)	280
Total property and equipment, net	$3,979	$(819)	$3,160	$3,850	$(628)	$3,222

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Other Assets
As of December 31, 2025, and 2024, other assets consist of the following:

	December 31, 2025	December 31, 2024

	(in thousands)
Prepaid expenses	$612	$575
Other receivables	1,251	1,793
Other assets	299	190
Notes receivable	2,319	2,130
Deferred leasing cost	—	387
Leases in place intangible	—	568
Goodwill	391	391
Intangible asset – trade name	130	130
Total	$5,002	$6,164
9. Line of Credit, Mortgage Payable, and Churchill Facility
Line of Credit – Needham Bank
The Company has a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (“Needham”) for the lenders party thereto (the “Lenders”) with respect to a committed $50.0 million revolving credit facility (the “Needham Credit Facility”), subject to borrowing based limitations and facility covenant compliance. Under the agreement the borrower is SN Holdings LLC, a Connecticut limited liability company formed and wholly owned by Sachem Capital Corp. for the sole purpose of acting as the borrower under the new agreement. Sachem Capital Corp. is the guarantor of all SN Holdings’ obligations under the agreement. SN Holdings, in its capacity as borrower, has granted Needham a lien on all its assets. SN Holdings is required to maintain assets equal to 2.0 times of the outstanding balance on the new credit facility. In addition, SN Holdings is required to collaterally assign to Needham mortgage loans having an outstanding principal balance in an amount no less than the greater of (i) $30.0 million and (ii) the aggregate principal outstanding principal balance on the facility. Sachem Capital Corp., in its capacity as guarantor, has agreed to grant Needham a blanket lien on all its assets. However, Needham is required to release its lien at Sachem’s request to facilitate other financing at the Sachem Capital Corp. and subsidiaries level.
Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all of the Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure) and mortgages sold under the Churchill Facility (as defined below). Prior to Amendment No.2 (defined below), the Needham Credit Facility was due to expire on March 2, 2026 and the Company had a right to extend the term for one year upon the consent of Needham and the Lenders, which consent could not be unreasonably withheld, and so long as it is not in default and satisfies certain other conditions. On January 21, 2026, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement Amendment No. 2 extends the maturity date of the Needham Credit Facility from March 2, 2026 to March 2, 2028 and provides for an additional conditional one year extension to March 2, 2029. All other terms of the Credit Agreement remain unchanged.
All outstanding revolving loans and accrued but unpaid interest is due and payable on the expiration date. The Company may terminate the Needham Credit Facility at any time without premium or penalty by delivering written notice to Needham at least ten (10) days prior to the proposed date of termination. The Needham Credit Facility is subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
financing arrangements, including a covenant that requires the Company to maintain: (A) a ratio of Adjusted EBITDA (as defined in the Credit Agreement) to Debt Service (as defined in the Credit Agreement) of not less than 1.40 to 1.0, tested on a trailing-twelve-month basis at the end of each fiscal quarter; (B) a sum of cash, cash equivalents and availability under the facility equal to or greater than $10.0 million; and (C) an asset coverage ratio of at least 150%.
As of December 31, 2025 and 2024, the total outstanding principal balance on the Needham Credit Facility was $19.0 million and $40.0 million, respectively, with an interest rate of 6.50% and 7.25%, respectively.
As of December 31, 2025, the Company was in compliance with all debt covenants.
Mortgage Payable
On February 28, 2023, the Company entered into an adjustable-rate mortgage loan with New Haven Bank in the original principal amount of $1.66 million (the "NHB Mortgage"). The NHB Mortgage accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028, and March 1, 2033, to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023, and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the loan are amortized based on a 20-year amortization schedule. Over the next five years, the Company is scheduled to make principal payments ranging from 47,000 to $59,000 annually, with the remaining balance due thereafter. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The loan is a non-recourse obligation, secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.
As of December 31, 2025 and 2024, the total outstanding principal balance on the NHB Mortgage was $0.9 million and $1.0 million, respectively.
Churchill MRA Funding I LLC Repurchase Financing Facility
On July 21, 2021, the Company consummated a $200 million master repurchase financing facility (“Churchill Facility”) with Churchill MRA Funding I LLC (“Churchill”), a subsidiary of Churchill Real Estate, a vertically integrated real estate finance company based in New York, New York. Under the terms of the Churchill Facility, the Company had the right, but not the obligation, to sell mortgage loans to Churchill, and Churchill had the right, but not the obligation, to purchase those loans. In addition, the Company had the right and, in some instances the obligation, to repurchase those loans from Churchill. The amount that Churchill would pay for each mortgage loan it purchased varied based on the attributes of the loan and various other factors. The repurchase price was calculated by applying an interest factor, as defined, to the purchase price of the mortgage loan. The Company had also pledged the mortgage loans sold to Churchill to secure its repurchase obligation. The cost of capital under the Churchill Facility was equal to the sum of (a) the greater of (i) 0.25% and (ii) the 90-day SOFR (which replaced the 90-day LIBOR) plus (b) 3%-4%, depending on the aggregate principal amount of the mortgage loans held by Churchill at that time. As of December 31, 2024, the effective interest rate charged under the facility was 8.69%. In December 2025, all parties mutually agreed to terminate the Churchill Facility which had previously been repaid in full during the fourth quarter of 2025.
The Churchill Facility was subject to other terms and conditions, including representations and warranties, covenants and agreements typically found in these types of financing arrangements. Under one such covenant, the Company (A) was prohibited from (i) paying any dividends or making distributions in excess of 90% of its taxable income, (ii) incurring any indebtedness or (iii) purchasing any of its capital stock, unless, it has an asset coverage ratio of at least 150%; and (B) had to maintain unencumbered cash and cash equivalents in an amount equal to or greater than 2.50% of the amount of its repurchase obligations. Churchill had the right to terminate the Churchill Facility at any time upon 180 days prior notice to the Company. The Company then had an additional 180 days after termination to repurchase all the mortgage loans held by Churchill.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the outstanding balances under the Churchill Facility agreement:

	December 31, 2025		December 31, 2024
(in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Repurchase Agreement	$—	—%	$33,708	8.69%
Total	$—		$33,708
The following table summarizes loans held for investment pledged as collateral under the Churchill Facility agreement:

	December 31, 2025		December 31, 2024
(in thousands)	Total Carrying Value Loans Pledged	Number of Loans	Total Carrying Value Loans Pledged	Number of Loans
Loans held for investment sold under the repurchase agreement	$—	—	$66,365	17
Total	$—		$66,365
The following table summarizes the contractual maturities for loans held for investment sold under the repurchase agreement:

	December 31, 2025	December 31, 2024

	(in thousands)
Maturing within 1 year	$—	$56,050
After 1 but within 2 years	—	10,315
Total	$—	$66,365
The NHB Mortgage and the Churchill Facility contained cross-default provisions.
10. Unsecured Notes Payable
At December 31, 2025, the Company had an aggregate of $171.3 million of unsecured, unsubordinated notes payable outstanding, net of $1.9 million of deferred financing costs (collectively, the “Notes”).
(i)Notes having an aggregate principal amount of $51.8 million bearing interest at 6.0% per annum and maturing December 30, 2026 (the “December 2026 Notes”);
(ii)Notes having an aggregate principal amount of $51.7 million bearing interest at 6.0% per annum and maturing March 30, 2027 (the “March 2027 Notes”);
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

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, all the Notes are callable at any time.
The following are the future principal payments on the notes payable as of December 31, 2025:

Years ending December 31,	Amount
(in thousands)
2026	$51,750
2027	121,504
2028	—
Total principal payments	173,254
Deferred financing costs	1,905
Total notes payable, net of deferred financing costs	$171,349
The estimated amortization of the deferred financing costs as of December 31, 2025 is as follows:

Years ending December 31,	Amount
(in thousands)
2026	$1,410
2027	495
2028	—
Total deferred costs	$1,905
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
The Senior Secured Notes allow optional prepayment subject to a declining make-whole amount during the first three years, a declining prepayment premium in the fourth year, and then no make-whole payment or prepayment premium after the fourth year through maturity. Upon a change of control, holders of the Senior Secured Notes have the right to prepayment, if accepted, at 101% of the outstanding principal. The Senior Secured Note Purchase Agreement contains affirmative and negative covenants customary for similar secured debt instruments, including minimum asset coverage ratio; leverage and liquidity requirements; restrictions on additional indebtedness, asset sales, and distributions under certain conditions; and maintenance of REIT status by the Company. The Company was in compliance with all debt covenants as of December 31, 2025.
The Senior Secured Note Purchase Agreement includes customary events for similar secured debt instruments. Payment of the amounts due on the Senior Secured Notes is fully and unconditionally guaranteed by the Company and Sachem Capital Corporation Intermediate, LLC, a wholly-owned subsidiary of the Company.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities include the following:

	December 31, 2025	December 31, 2024

	(in thousands)
Accounts payable and accrued expenses	$1,551	$2,928
Allowance for credit losses on unfunded commitments	669	924
Accrued interest	1,035	525
Total	$3,255	$4,377
13. Fee Income from Loans
For the years ended December 31, 2025 and 2024, fee income from loans consists of the following:

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Origination and modification fees	$3,308	$5,088
Extension fees	901	990
Late and other fees	137	331
Processing fees	117	96
Construction servicing fees	440	457
Legal fees	264	250
Other fees	811	1,382
Total	$5,978	$8,594
14. Commitments and Contingencies
Unfunded Commitments
At December 31, 2025, the Company had future funding obligations on loans held for investment totaling $37.2 million and obligations relating to investments in limited liability companies totaling $1.4 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities. The Company’s unfunded commitments are subject to allowances under the scope of CECL, see Note 4 – Loans and Allowance for Credit Losses — for further details.
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

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other
In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At December 31, 2025, there was one such property with an unpaid principal balance of $0.3 million. At December 31, 2024, there were two such property with an aggregate unpaid principal balance of $1.9 million.
15. Related Party Transactions
In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees and other closing costs, are the same as those applicable to loans made to unrelated third parties in the portfolio. As of December 31, 2025, and 2024, loans to known shareholders totaled $17.2 million, which is included in loans held for investment, net in the Company’s accompanying Consolidated Balance Sheets. As of December 31, 2025, and 2024, $17.2 million and $17.0 million, respectively, related to Mod 21, LLC, which is a wholly owned entity of the Company’s Senior Vice President of Asset Management and Vice President of Asset Management. All of such loans are performing, and interest income earned on all related party loans for the years ended December 31, 2025 and 2024 totaled $1.1 million and $1.4 million, respectively.
In December 2022, the Company hired the daughter of the Company’s Chief Executive Officer to perform certain internal audit and compliance services. For the years ended December 31, 2025 and 2024, she received compensation of $0.2 million and $0.2 million, respectively.
16. Stock-Based Compensation and Employee Benefits
Stock-Based Compensation
On October 27, 2016, the Company adopted the 2016 Equity Compensation Plan (the “Plan”), the purpose of which is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The Plan was administered by the Company's Compensation Committee (the "Compensation Committee"). The maximum number of the Company's common shares, par value $0.001 per share (the "Common Shares") reserved for the grant of awards under the Plan was 1,500,000, subject to adjustment as provided in Section 5 of the Plan. The number of shares issuable to any one individual in a plan year was also limited to 100,000 shares, subject to adjustment as provided for in the Plan.
On July 9, 2025, the Company adopted the 2025 Omnibus Incentive Plan (the "2025 Plan"), which replaced the Plan. The purpose of the 2025 Plan is consistent with that of the Plan and the maximum number of Common Shares reserved for grant of awards under the 2025 Plan is 2,936,762. The number of securities remaining available for future issuance under the 2025 Plan as of December 31, 2025 was 2,553,447.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the Company’s awards granted, forfeited, or vested under the Plan and 2025 Plan during the years ended December 31, 2025 and 2024:

	Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2023	297,412	$3.74
Granted	212,857	3.89
Vested	(183,762)	4.39
Forfeited	(333)	3.87
Unvested shares at December 31, 2024	326,174	4.31
Granted	1,150,983	1.20
Vested	(312,789)	2.71
Forfeited	(431,334)	1.21
Unvested shares at December 31, 2025	733,034	$1.80
During the years ended December 31, 2025 and 2024, the Company granted an aggregate of 1,150,983 and 212,857, respectively, of restricted Common Shares under the 2025 Plan and the Plan. Of the 1,150,983 shares granted during the year ended December 31, 2025, a grant of 420,168 shares was rescinded immediately after the grant as discussed further below. Excluding the grant of 420,168 shares that was rescinded, grants during the year ended December 31, 2025 had a grant date fair value of $0.9 million.
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

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
With respect to the restricted Common Shares granted during the year ended December 31, 2025 and excluding the 420,168 share grant rescinded, the grants had the vesting dates as follows:

Vesting Date	Number of Shares
March 10, 2025	110,833
July 31, 2025	34,482
January 1, 2026	37,538
March 10, 2026	110,833
January 1, 2027	37,538
March 10, 2027	110,834
January 1, 2028	37,537
March 10, 2028	15,000
September 3, 2028	236,220

Stock-based compensation for the years ended December 31, 2025 and 2024, was $0.8 million and $0.9 million, respectively. As of December 31, 2025, there was unrecognized stock-based compensation expense of $0.7 million.
Employee Benefits
On April 16, 2018, the Company's board of directors (the "Board") approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees who meet the participation criteria are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the years ended December 31, 2025, and 2024, the 401(k) Plan expense was $0.1 million and $0.1 million, respectively, and is included under Compensation and employee benefits in the Consolidated Statements of Operations.
17. Equity
Series A Preferred Stock
The Company has designated 3,332,000 shares of its authorized preferred shares, par value $0.001 per share, as shares of Series A Preferred Stock (the “Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth in an Amended and Restated Certificate of Designation (the “Series A Designation Certificate”). The Series A Designation Certificate provides that the Company will pay quarterly cumulative dividends on the Series A Preferred Stock, in arrears, on the 30th day of each of March, June, September and December, and including, the date of original issuance of the Series A Preferred Stock until redeemed at 7.75% of the $25.00 per share liquidation preference per annum (equivalent to $1.9375 per annum per share). The Series A Preferred Stock is not redeemable before June 29, 2026, except upon the occurrence of a Change of Control (as defined in the Series A Designation Certificate). On or after June 29, 2026, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including the redemption date. Upon the occurrence of a Change of Control, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into Common Shares in connection with a Change of Control by the holders of the Series A Preferred Stock. Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company’s election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date as defined in the Series A Designation Certificate) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of the Common Shares determined by formula, in each case, on the terms and subject to the conditions described in the Series A Designation Certificate, including provisions for the receipt, under specified circumstances, of alternative consideration as

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
described in the Series A Designation Certificate. Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights. The Company has reserved 83,300,000 Common Shares for issuance upon conversion of the Series A Preferred Stock.
At-The-Market Offerings
On August 24, 2022, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $75.0 million of its Common Shares and shares of its Series A Preferred Stock with an aggregate liquidation preference of up to $25.0 million in an “at-the market” offering (the “ATM Offering”). On June 17, 2024, the Company filed a new prospectus supplement (the “New Prospectus Supplement”) which modified the ATM Offering by reducing the amount of Common Shares the Company may offer and sell up to an aggregate of $48.7 million, including the Common Shares the Company has already sold in the ATM Offering prior to the date of the New Prospectus Supplement All the other terms of the ATM Offering remained the same. In February 2025, the effectiveness of the S-3 Registration Statement expired and, as a result, the ATM Offering terminated. On November 11, 2025, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $18.45 million of its Series A Preferred Stock in a new ATM offering (the "New ATM Offering")..
During the year ended December 31, 2025, the Company sold no Common Shares and sold an aggregate of 6,010 shares of Series A Preferred Stock having an aggregate liquidation preference of $0.1 million, realizing gross proceeds of $0.1 million (representing a discount of 25.5% from the liquidation preference). The Company’s issuance costs for Series A Preferred Stock shares sold during the year ended December 31, 2025 were de minimis. During the year ended December 31, 2024, the Company sold an aggregate of 276,825 shares of Series A Preferred Stock having an aggregate liquidation preference of $6.9 million, realizing gross proceeds of $5.7 million (representing a discount of 15.9% from the liquidation preference) and an aggregate of 568,711 Common Shares, realizing net proceeds of $2.1 million. At December 31, 2025, $18.3 million of Series A Preferred Stock were available for future sale under the New ATM Offering.
Repurchase Plans
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
During the year ended December 31, 2025, the Company did not repurchase any Common Shares. During the year ended December 31, 2024, the Company repurchased an aggregate of 581,745 Common Shares at a total cost of $1.5 million.
18.   Earnings (Losses) Per Share
Basic and diluted earnings (losses) per share are calculated in accordance with FASB ASC 260 (Earnings Per Share). Under FASB ASC 260, basic earnings per share is computed by dividing net income (loss) available to the common shareholders by the weighted-average number of Common Shares outstanding for the period. The computation of diluted earnings (losses) per share is similar to basic earnings (losses) per share, except that the denominator is increased to include the potential dilution from the Company's unvested restricted stock awards that contain non-forfeitable rights to dividends so therefore deemed to participating securities for Common Shares using the treasury stock method. The numerator in calculating both basic and diluted earnings (losses) per Common Share for each period is the reported net income (loss) available to common shareholders.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2025, the Company had basic and diluted weighted average Common Shares outstanding of 46,893,413, resulting in basic and diluted earnings per Common Share of $0.04. For the year ended December 31, 2024, the Company had basic and diluted weighted average Common Shares outstanding of 47,413,012, resulting in basic and diluted loss per Common Share of $(0.93).
19. Limited Liability Company ("LLC") Investments
The following table details the carrying value of each investment reflected on the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Investment	Ownership Percentage	Carrying Value	Ownership Percentage	Carrying Value
		(in thousands )		(in thousands )
Shem Creek Capital Fund V LLC	7.6%	$867	7.6%	$1,143
Shem Creek Capital Fund VI LLC	9.9%	3,071	9.9%	4,290
Shem Creek Capital Fund VII LLC	13.0%	3,605	16.2%	3,598
Shem Creek Sachem V LLC	49.0%	1,736	49.0%	2,569
Shem Creek Sachem VI LLC	45.5%	13,403	45.9%	24,756
Shem Creek Sachem 100 LLC	67.6%	8,950	100.0%	12,586
Shem Creek Capital, LLC	20.0%	5,000	20.0%	2,500
Cordo CLT Investors LLC	7.2%	2,500	7.2%	2,500
Total		$39,132		$53,942
Shem Creek (“Shem”)
As of December 31, 2025, the Company had invested an aggregate of $36.6 million in seven limited liability companies (“LLC’s”) (all of which have elected to be taxed as partnerships). The Company’s interest in each of these entities is both “non-controlling” and lacks the ability for “significant influence” as considered under FASB ASC 810, 321 and 323. The Shem LLC’s are commercial real estate finance companies that provide first mortgage debt capital solutions to local and regional commercial multi-family real estate owners in the Northeastern United States. The Company has no management or voting rights in the operations of any of the Shem LLC’s.
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
The Company accounts for the funds and the manager investments at the measurement alternative of cost less impairment, adjusted for observable price changes, because the Company does not manage the fund or management entities in which it holds an interest. The Company has no control by contract or influence over operating and financial policies through member voting rights or deemed to have significant influence over the investments, even though FASB ASC 323-10-30-299-1 would presume such based on membership percentage owned levels being greater than 3% – 5%. The Company has assessed FASB ASC 321, 323 and 810 and has concluded that Predominant Evidence to the Contrary does exist in accordance with FASB ASC 323-10-15-10 based on full context and operations of all the individual LLC operating agreements. The Company’s withdrawal from each limited liability company may only be granted by the manager of Shem.

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
For the years ended December 31, 2025 and 2024, the Shem investments generated interest income of $4.8 million and $5.1 million, respectively, for the Company, and management fee income of $0.5 million and $0.1 million, respectively, for the Company.
At December 31, 2025, the Company had unfunded commitments totaling $1.4 million in the Shem LLCs.
Cordo CLT Investors LLC
In September 2024, the Company, through its wholly owned subsidiary Urbane Capital, LLC, initially acquired a 21.6% interest in Cordo CLT Investors LLC for one time contribution of $2.5 million. As the remainder of committed common member equity is received by Cordo CLT Investors LLC, the Company’s membership interest declined to 7.2%. This entity was formed for the sole purpose of developing a commercial multifamily property in Charlotte, North Carolina. The Company anticipates the project to be completed by the end of 2026. The Company also accounts for this member investment at FASB ASC 321 measurement alternative at cost, less impairment, because the Company does not manage the entity in which it holds an interest and has no contractual control, voting powers or significant influence over the entity’s operating and financial policies of any kind by contract of the operating agreement.
20.   Income Taxes
To qualify as a REIT for federal income tax purposes, at least 90% of taxable income (excluding 100% of net capital gains) must be distributed to stockholders. REITs that do not distribute a certain amount of taxable income in the current year are also subject to a 4% federal excise tax. Undistributed net income for federal income tax purposes differs from undistributed net income for GAAP purposes primarily due to the recognition of straight-line rent revenue, determining the basis of acquired assets, recording of impairments, the useful life and depreciation and amortization methods for real property and the provision for loan losses for financial reporting purposes versus bad debt expense for federal income tax purposes.
For the year ended December 31, 2025, the Company’s TRS recognized a provision for federal and state income tax of $0,which would be represented in other expenses on the Company’s Consolidated Statements of Operations.

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2025:

December 31, 2025
Deferred Tax Assets:
Net Operating Loss Carryforwards	$920
Investment in LLCs	58
Basis in REO Assets	227
Total Gross Deferred Tax Assets	1,205
Less: Valuation Allowance	(1,126)
Net Deferred Tax Assets	79

Deferred Tax Liabilities:
Depreciation	(52)
Prepaid Expenses	(2)
Amortization	(25)
Total Deferred Tax Liabilities	(79)

Total Deferred Tax Assets/(Liabilities)	$—

At December 31, 2025, the Company’s TRS had federal net operating loss carryforwards of approximately $4.1 million. These losses were generated after 2017 and therefore may be carried forward indefinitely but may be used to offset only 80% of taxable income in any given year.
The Company evaluates the realizability of deferred tax assets based on available evidence, including the history of taxable income and projected future taxable income of the TRS.
Because the TRS has generated cumulative losses in recent years and uncertainty exists regarding the timing of future taxable income, management concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance against substantially all deferred tax assets at December 31, 2025.
The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.
The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying consolidated financial statements as of December 31, 2025.
21. Subsequent Events
The Company evaluated subsequent events from January 1, 2026 until the financial statements were issued.
On January 1, 2026, the Company granted 282,217 restricted Common Shares, net of shares surrendered to cover taxes, to employees under the 2025 Plan. The grant date fair value of these awards was $0.3 million.
On January 21, 2026, the Company entered into Amendment No. 2 to the Needham Credit Facility as discussed in Note 9 above

SACHEM CAPITAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 4, 2026, the board of directors authorized and the Company declared a dividend of $0.484375 per share on the Company’s 7.75% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred”) payable on March 30, 2026 to Series A Preferred shareholders of record on March 15, 2026. The payment represents the full amount of the dividend accruing from December 30, 2025 through and including March 29, 2026.
On March 4, 2026, the Board authorized and declared a quarterly dividend of $0.05 per common share to be paid to shareholders of record as of the close of trading on the NYSE American on March 15, 2026. The dividend is payable on March 30, 2026.