Form 10-Q
period 2026-03-31
Sachem Capital Corp.
filed 2026-05-20
CIK 1682220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
As of May 18, 2026, the Issuer had a total of 47,955,647 common shares, $0.001 par value per share, outstanding.

SACHEM CAPITAL CORP.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) for the three months ended March 31, 2026 includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, some of which are described in our 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
ii

PART I.        FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$11,565	$10,924
Investment securities (at fair value)	795	936
Loans held for investment (net of deferred loan fees of $2,225 and $2,230)	353,610	375,188
Allowance for credit losses	(12,401)	(11,510)
Loans held for investment, net	341,209	363,678
Interest and fees receivable (net of allowance of $922 and $2,598)	4,808	4,116
Due from borrowers (net of allowance of $1,791 and $1,084)	5,573	6,978
Real estate owned (net of impairment of $798 and $1,110)	16,022	16,402
Investments in limited liability companies	35,235	39,132
Investments in developmental real estate, net	46,013	9,719
Property and equipment, net	3,088	3,160
Other assets	8,961	5,002
Total assets	$473,269	$460,047

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $1,562 and $1,905)	$171,692	$171,349
Senior secured notes payable (net of deferred financing costs of $3,298 and $3,427)	96,702	86,573
Mortgage payable	895	917
Lines of credit	29,000	19,000
Accounts payable and accrued liabilities	4,011	3,255
Advances from borrowers	5,360	4,016
Total liabilities	307,660	285,110

Commitments and Contingencies - Note 14

Shareholders’ equity:
Preferred shares - $0.001 par value; 5,000,000 shares authorized; 3,332,000 shares designated as Series A Preferred Stock; 2,312,758 shares of Series A Preferred Stock issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Common Shares - $0.001 par value; 200,000,000 shares authorized; 47,955,647 and 47,684,955 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	48	48
Additional paid-in capital	258,172	257,905
Cumulative net earnings	35,749	41,826
Cumulative dividends paid	(128,362)	(124,844)
Total shareholders’ equity	165,609	174,937
Total liabilities and shareholders’ equity	$473,269	$460,047
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Interest income from loans	$8,754	$7,887
Interest income from limited liability company investments	858	1,942
Interest expense and amortization of deferred financing costs	(6,059)	(6,094)
Net interest income	3,553	3,735
Provision for credit losses related to loans held for investment	(5,372)	(1,052)
Change in valuation allowance related to loans held for sale	—	4
Net interest (loss) income after provision for credit losses related to loans held for investment and changes in valuation allowance related to loans held for sale	(1,819)	2,687
Other income
Fee income from loans	1,292	1,425
Income from limited liability company investments	105	110
Other investment income	3	6
Loss on equity securities	(140)	(125)
Other income	143	72
Total other income	1,403	1,488
Operating expenses
Compensation and employee benefits	(2,138)	(1,771)
General and administrative expenses	(1,963)	(1,355)
Transaction expenses	(1,608)	—
Recovery of impairment loss on real estate	97	—
Gain on sale of investments in developmental real estate, real estate owned, and property and equipment, net	196	—
Other expenses	(245)	(145)
Total operating expenses	(5,661)	(3,271)
Net (loss) income	(6,077)	904
Preferred stock dividends	(1,120)	(1,117)
Net loss attributable to common shareholders	$(7,197)	$(213)

Basic and diluted loss per common share	$(0.15)	$0.00
Basic and diluted weighted average number of common shares outstanding	47,178,193	46,784,744
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands, except share data)

	FOR THE THREE MONTHS ENDED MARCH 31, 2026
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	2,312,758	$2	47,684,955	$48	$257,905	$—	$41,826	$(124,844)	$174,937
Stock-based compensation, less shares forfeited	—	—	270,692	—	267	—	—	—	267
Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(1,120)	(1,120)
Dividends paid on Common Shares	—	—	—	—	—	—	—	(2,398)	(2,398)
Net loss	—	—	—	—	—	—	(6,077)	—	(6,077)
Balance, March 31, 2026	2,312,758	$2	47,955,647	$48	$258,172	$—	$35,749	$(128,362)	$165,609

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
	Preferred Shares		Common Shares		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,306,748	$2	46,965,306	$47	$256,956	$—	$35,518	$(110,872)	$181,651
Stock-based compensation	—	—	344,833	—	264	—	—	—	264
Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	—	(1,117)	(1,117)
Dividends paid on Common Shares	—	—	—	—	—	—	—	(2,363)	(2,363)
Net income	—	—	—	—	—	—	904	—	904
Balance, March 31, 2025	2,306,748	$2	47,310,139	$47	$257,220	$—	$36,422	$(114,352)	$179,339
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,077)	$904
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs	507	545
Depreciation and amortization expense	89	92
Stock-based compensation	267	264
Provision for credit losses related to loans held for investment	5,372	1,052
Change in valuation allowance related to loans held for sale	—	(4)
Recovery of impairment loss on real estate owned	(97)	—
Gain on sale of real estate owned and property and equipment, net	(196)	—
Loss on equity securities	140	125
Change in deferred loan fees	(5)	275
Changes in operating assets and liabilities:
Interest and fees receivable, net	(668)	(361)
Other assets	176	133
Due from borrowers, net	(855)	(254)
Accounts payable and accrued liabilities	838	(1,612)
Advances from borrowers	1,344	(968)
NET CASH PROVIDED BY OPERATING ACTIVITIES	835	191
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of interests in limited liability companies	(721)	(4,223)
Proceeds from investments in limited liability companies	4,618	4,230
Proceeds from sale of real estate owned	673	89
Purchase of property and equipment	—	(41)
Investments in developmental real estate	(363)	(742)
Principal disbursements for loans	(38,761)	(41,308)
Principal collections on loans	18,050	47,742
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16,504)	5,747
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	20,000	36,100
Repayments on lines of credit	(10,000)	(40,000)
Proceeds from repurchase agreements	—	11,693
Repayments of repurchase agreements	—	(3,882)
Repayment of mortgage payable	(22)	(21)
Dividends paid on common shares	(2,398)	(2,363)
Dividends paid on Series A Preferred Stock	(1,120)	(1,117)
Proceeds from issuance of Senior Secured Notes	10,000	—
Payments of deferred financing costs	(150)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,310	410
NET INCREASE IN CASH AND CASH EQUIVALENTS	641	6,348
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,924	18,066
CASH AND CASH EQUIVALENTS – END OF PERIOD	$11,565	$24,414
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$5,633	$5,760
Real estate acquired in connection with foreclosure of certain mortgages	$—	$410
Loans held for investment transferred to other assets	$454	$—
Developmental real estate acquired in restructuring of loan held for investment	$35,948	$1,696
Loans originated from sale of real estate owned	$—	$30
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

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
2.    Significant Accounting Policies
The significant accounting policies of the Company, unless further updated below, are consistent with those disclosed in Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 13, 2026.
Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. However, in the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 and the notes thereto included in the Company’s Annual Report on Form 10-K. The balance sheet information as of December 31, 2025 is derived from audited financial statements, but does not include all disclosures required by GAAP. Results of operations for the three months ended March 31, 2026, are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.
Basis of Presentation and Principles of Consolidation
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for credit losses and real estate owned.
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated in consolidation.
Variable Interest Entities
The Company consolidates SN Holdings LLC (“SN Holdings”), a wholly owned subsidiary of the Company established for the sole purpose of acting as the borrower under the revolving credit facility with Needham Bank (as described in Note 9 below), and Sachem Capital Corporation Holdings, LLC ("Holdings"), an indirect, wholly-owned subsidiary of the Company, formed for the sole purpose of acting as the issuer of the $100 million Senior Secured Notes (defined below). SN Holdings and Holdings are variable interest entities (“VIEs”) under the guidance of Financial

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation, as they were established with insufficient equity at risk and do not have independent operations apart from the Company. The Company has determined that it is the primary beneficiary of SN Holdings and Holdings because it has both (i) the power to direct the activities that most significantly impact their economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to each entity, primarily through its role as the guarantor and through its ability to direct all operational and financing decisions.
As of March 31, 2026, SN Holdings had total assets of $93.0 million and total liabilities of $32.2 million, consisting primarily of collateralized mortgage loans and borrowings under the Needham Credit Facility (defined below). The assets of SN Holdings can only be used to settle obligations of SN Holdings and are not available to the Company or its creditors, other than as permitted under the intercompany guaranty and lien release provisions of the Needham Credit Facility.
As of March 31, 2026, Holdings had total assets of $195.7 million and total liabilities of $100.5 million, consisting primarily of collateralized mortgage loans and indebtedness evidenced by the Senior Secured Notes. The assets of Holdings can only be used to settle obligations of Holdings and are not available to the Company or its creditors.
3.    Fair Value Measurement
The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement
(in thousands)	March 31, 2026	December 31, 2025
Level 1
Investment securities	$795	$936
Certain assets are measured at fair value on a nonrecurring basis; that is, not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment.) The following table illustrates assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurement
(in thousands)	March 31, 2026	December 31, 2025
Level 3
Individually evaluated loans, net of allowance for credit losses	$81,911	$114,028
Real estate owned, net	16,022	16,402

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

The following table presents the carrying amounts and fair values of financial instruments at March 31, 2026 and December 31, 2025:

	Carrying Amount		Fair Value Measurement
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Level 1
Cash and cash equivalents	$11,565	$10,924	$11,565	$10,924
Notes payable (listed) - fixed rate debt	171,692	171,349	166,002	163,854
Level 2
Lines of credit	29,000	19,000	29,000	19,000
Level 3
Loans held for investment, net	341,209	363,678	341,209	363,678
Interest and fees receivable and due from borrowers	10,381	11,094	10,381	10,963
Investments in limited liability companies	35,235	39,132	35,235	39,132
Advances from borrowers	5,360	4,016	5,360	4,016
Senior secured notes payable	96,702	86,573	99,233	89,277
Mortgage payable	895	917	895	917
4.    Loans and Allowance for Credit Losses
Loans include loans held for investment that are accounted for at amortized cost net of allowance for credit losses. The classification for a loan is based on management’s strategy for the loan.
Loans held for investment
As of March 31, 2026 and December 31, 2025, the Company had 108 and 115 loans held for investment, respectively.
As of March 31, 2026 and December 31, 2025, the Company had direct reserves on outstanding principal for loans held for investment of $7.0 million and $6.3 million, respectively.
Loan portfolio
As of March 31, 2026 and December 31, 2025, loans held for investment on non-accrual status had an outstanding principal balance of $75.4 million and $117.6 million, respectively. The non-accrual loans are inclusive of loans pending foreclosure. The following table summarizes the Company’s loan portfolio by past due status:

	Loans held for investment
(in thousands)	Current	30-59 days past due	60-89 days past due	Greater than 90 days	Total
As of March 31, 2026	$259,192	$37,956	$1,360	$57,327	$355,835
As of December 31, 2025	$239,615	$20,218	$—	$117,585	$377,418
There are no greater than 90 days past due loans that are on accrual status as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, there were loans greater than 90 days past due with gross principal balances of $37.3 million and $96.8 million, respectively, for which no specific allowance for credit losses was recorded. As of March 31, 2026 and December 31, 2025, there were loans greater than 90 days past due with gross principal balances of $20.0 million and $20.8 million, respectively, for which specific allowances were recorded.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

The aggregate gross outstanding principal of loans in pending/pre-foreclosure as of March 31, 2026, and December 31, 2025, was $39.6 million and $37.5 million, respectively. As of March 31, 2026, and December 31, 2025, the Company had directly reserved against these loans in foreclosure in the amounts of $6.7 million and $4.2 million, respectively. Further, as of March 31, 2026 and December 31, 2025, the Company had direct reserves against non-performing loans held for investment that experienced declines in fair value of $0.3 million and $2.1 million, respectively.
As of March 31, 2026, the Company’s mortgage loan portfolio includes loans with stated interest rates ranging from 7.0% to 15.0%. The default interest rate is generally 18.0%, but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.
As of March 31, 2026, no borrower exceeded 10% of the Company's outstanding mortgage loan portfolio. At December 31, 2025, the Company had one borrower representing 13.3% of the outstanding mortgage loan portfolio. These loans were included in our nonperforming loan portfolio at December 31, 2025.
The following table presents the Company’s loans held for investment by geographic location as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
New England	$154,922	43.5%	$163,049	43.2%
Mid-Atlantic	53,138	14.9%	40,483	10.7%
South	144,330	40.6%	170,441	45.2%
West	3,445	1.0%	3,445	0.9%
Total	$355,835	100.0%	$377,418	100.0%
The following tables present the carrying value of the Company’s loans held for investment based on credit quality indicators in assessing estimated credit losses and year of origination at the dates indicated:

	March 31, 2026	Year Originated (1)
FICO Score (2)(in thousands)	Carrying Value	2026	2025	2024	2023	2022	Prior
Under 500	$142	$—	$—	$142	$—	$—	$—
501-550	35	—	—	—	—	—	35
551-600	—	—	—	—	—	—	—
601-650	22,672	4,850	3,203	4,338	774	3,133	6,374
651-700	78,481	—	19,392	3,561	10,799	9,042	35,687
701-750	105,347	15,700	24,701	7,388	24,435	5,298	27,825
751-800	143,947	2,158	42,580	18,648	46,900	13,724	19,937
801-850	5,211	—	—	—	—	5,211	—
Total	$355,835	$22,708	$89,876	$34,077	$82,908	$36,408	$89,858

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

	December 31, 2025	Year Originated (1)
FICO Score (2)(in thousands)	Carrying Value	2025	2024	2023	2022	2021	Prior
Loans held for investment:
Under 500	$142	$—	$142	$—	$—	$—	$—
501-550	35	—	—	—	—	—	35
551-600	—	—	—	—	—	—	—
601-650	17,665	2,914	4,250	1,025	3,102	—	6,374
651-700	81,859	18,654	4,017	10,594	9,010	38,375	1,209
701-750	125,603	24,082	7,226	23,721	5,299	64,348	927
751-800	137,725	42,340	15,795	46,339	13,449	19,802	—
801-850	14,389	—	—	1,700	12,689	—	—
Total	$377,418	$87,990	$31,430	$83,379	$43,549	$122,525	$8,545
_______________________________________________________________
(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.
The following table presents the amortized cost of collateral dependent loans:

	March 31, 2026	December 31, 2025
	(in thousands)
Collateral Type	Collateral Dependent Loans	Collateral Dependent Loans
Residential	$41,291	$65,077
Commercial	29,250	27,700
Pre-Development Land	12,832	12,832
Mixed Use	5,527	14,666
Total	$88,900	$120,275

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

Loan modifications made to borrowers experiencing financial difficulty
The following tables present loan modifications during the periods indicated made to borrowers experiencing financial difficulty:

(in thousands)	Rolling twelve months ended March 31, 2026
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$5,776	1.7%	Unpaid interest/taxes/charges added to principal balance
Term extension	$96,748	28.4%	A weighted average of 10.4 months were added to the life of the loans

(in thousands)	Rolling twelve months ended March 31, 2025
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Term extension	$23,922	6.2%	A weighted average of 6.7 months were added to the life of the loans
As of March 31, 2026, the Company had commitments to lend additional amounts totaling approximately $4.5 million to borrowers experiencing financial difficulty. During the twelve months ended March 31, 2026, the Company modified the interest rate on twelve loans with an outstanding principal balance of $42.3 million. The change in the rate was due to taking the loan off default rate. As of March 31, 2025, the Company had committed to lend additional amounts totaling approximately $0.8 million to borrowers experiencing financial difficulty. Of the loans that were modified that experienced financial difficulties during the period ended March 31, 2025, one loan with an outstanding principal balance of $0.6 million experienced a rate decrease due to the modification. The change in the rate was taking the loan off default rate.
The following table presents the performance of loans that have been modified during the twelve-month period ended March 31, 2026 to borrowers experiencing financial difficulty. Of the loans that were modified during the twelve-month period ended March 31, 2026 to borrowers experiencing financial difficulty, four loans defaulted during the period.

(in thousands)	Current	90-119 days past due	120+ days past due	Total
Principal modification, with no term extension	5,776	—	—	5,776
Term extension	96,748	—	—	96,748
The following table presents the performance of loans that have been modified during the twelve-month period ended March 31, 2025 to borrowers experiencing financial difficulty. Of the loans that were modified during the twelve-month period ended March 31, 2025 to borrowers experiencing financial difficulty, no loans defaulted during the period.

(in thousands)	Current	90-119 days past due	120+ days past due	Total
Term extension	$23,922	$—	$—	$—

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

Allowance for credit losses
The following table presents the financial statement line items that are impacted by the allowance for credit losses for the three months ended March 31, 2026:

	Balance as of December 31, 2025	Provision for (recovery of) credit losses related to loans	Charge-offs	Balance as of March 31, 2026
	(in thousands)
Loans held for investment	$11,510	$4,771	$(3,880)	$12,401
Interest and fees receivable	2,598	(24)	(1,652)	922
Due from borrower	1,084	707	—	1,791
Unfunded commitments	670	(82)	—	588
Total allowance for credit losses	$15,862	$5,372	$(5,532)	$15,702
The following table presents the financial statement line items that are impacted by the allowance for credit losses for the three months ended March 31, 2025:

	Balance as of December 31, 2024	Provision for (recovery of) credit losses related to loans	Charge-offs	Balance as of March 31, 2025
	(in thousands)
Loans held for investment	$18,470	$273	$(621)	$18,122
Interest and fees receivable	3,133	(152)	—	2,981
Due from borrower	1,135	991	(170)	1,956
Unfunded commitments	924	(60)	—	864
Total allowance for credit losses	$23,662	$1,052	$(791)	$23,923

The following table presents activity in the allowance for credit losses by geographic location with respect to loans held for investment for the three months ended March 31, 2026:

	Allowance for credit losses as of December 31, 2025	Provision for (recovery of) credit losses related to loans	Reclassification of loans held for sale to loans held for investment	Charge-offs	Allowance for credit losses as of March 31, 2026
(in thousands)
New England	$6,429	$170	$—	$—	$6,599
Mid-Atlantic	1,770	641	—	—	2,411
South	1,681	4,002	—	(3,880)	1,803
West	1,630	(42)	—	—	1,588
Total	$11,510	$4,771	$—	$(3,880)	$12,401

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

The following table presents activity in the allowance for credit losses by geographic location with respect to loans held for investment for the three months ended March 31, 2025:

	Allowance for credit losses as of December 31, 2024	Provision for (recovery of) credit losses related to loans	Charge-offs	Allowance for credit losses as of March 31, 2025
	(in thousands)
New England	$12,844	$34	$—	$12,878
Mid-Atlantic	1,857	7	—	1,864
South	1,802	279	(621)	1,460
West	1,967	(47)	—	1,920
Total	$18,470	$273	$(621)	$18,122
The following table presents charge-offs on loan principal related to loans held for investment by fiscal year of origination for the three months ended March 31, 2026:

	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
Current period charge-offs	$—	$—	$—	$—	$—	$3,880	$3,880
Total	$—	$—	$—	$—	$—	$3,880	$3,880
The following table presents charge-offs on loan principal related to loans held for investment by fiscal year of origination for the three months ended March 31, 2025

	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Current period charge-offs	$—	$134	$—	$487	$—	$—	$621
Total	$—	$134	$—	$487	$—	$—	$621
5. Investment in Developmental Real Estate, Net
As of March 31, 2026 and December 31, 2025, investment in developmental real estate, net consisted of the following:

	As of March 31, 2026			As of December 31, 2025
(in thousands)	Cost	Accumulated Depreciation	Net investment	Cost	Accumulated Depreciation	Net investment

Land and land improvements	$8,552	$(23)	$8,529	$8,392	$(15)	$8,377
Building	20,513	(13)	20,500	1,346	(4)	1,342
Construction in progress	16,984	—	16,984	—	—	—
Total	$46,049	$(36)	$46,013	$9,738	$(19)	$9,719
During the three months ended March 31, 2026, the Company restructured the loan associated with its legacy Naples, Florida mortgage receivable. Prior to the restructuring, the Company had designated the loan as a mortgage loan held for investment and was carried at $39.8 million. Through the restructuring, the Company acquired 100% of the membership interests of the entity holding the condominium assets associated with this loan. The assets acquired include three completed condominium units and the construction in progress of four additional condominium units. The transaction

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

was accounted for in accordance with ASC 310 (Receivables). Based on a discounted cash flow model, the fair value of the assets acquired was estimated to be $35.9 million, resulting in a credit loss of $3.9 million upon restructuring of the loan. The discounted cash flow model utilized a 10.2% discount rate which is an unobservable input.
Building and land improvements that are placed in service are being depreciated using the straight-line method over their estimated useful lives of 40 years and 15 years, respectively. For the three months ended March 31, 2026 and 2025, depreciation and amortization related to the asset was de minimis and is presented in other expenses on the Company’s unaudited Condensed Consolidated Statements of Operations.
6.    Real Estate Owned (“REO”)
Properties acquired through foreclosure are included on the Company's unaudited Condensed Consolidated Balance Sheets as real estate owned. As of March 31, 2026 and December 31, 2025, real estate owned, net totaled $16.0 million and $16.4 million, respectively. During the three months ended March 31, 2026, the Company recorded a recovery of impairment loss on real estate owned of $0.1 million compared to an impairment loss of $1.1 million for the year ended December 31, 2025, which is considered a Level 3 non-recurring fair market value adjustment.
The following table presents the Company’s REO activity during the three months ended March 31, 2026 and March 31, 2025:

	March 31, 2026	March 31, 2025
	(in thousands)
Real estate owned at beginning of period	$16,402	$18,574
Principal basis transferred to real estate owned	—	410
Proceeds from sale of real estate owned	(673)	(119)
Recovery of impairment loss on real estate owned	97	—
Gain on sale of real estate owned	196	—
Real estate owned at end of period	$16,022	$18,865
7.   Property and Equipment, Net
The following tables represent the Company’s property and equipment, net as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(in thousands)	Cost	Accumulated Depreciation	Net investment	Cost	Accumulated Depreciation	Net investment
Building	$2,594	$(194)	$2,400	$2,594	$(177)	$2,417
Land	255	—	255	255	—	255
Furniture and fixtures	308	(202)	106	308	(185)	123
Computer hardware and software	320	(285)	35	320	(276)	44
Vehicles	502	(210)	292	502	(181)	321
Total property and equipment, net	$3,979	$(891)	$3,088	$3,979	$(819)	$3,160

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

8.   Other Assets
As of March 31, 2026 and December 31, 2025, other assets consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Prepaid expenses	$559	$612
Other receivables	1,143	1,251
Other assets	404	299
Notes receivable	6,334	2,319
Goodwill	391	391
Intangible asset – trade name	130	130
Total	$8,961	$5,002
9.    Line of Credit and Mortgage Payable
Line of Credit – Needham Bank
The Company has a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (“Needham”) for the lenders party thereto (the “Lenders”) with respect to a committed $50.0 million revolving credit facility (the “Needham Credit Facility”), subject to borrowing based limitations and facility covenant compliance. Under the Credit Agreement, the borrower is SN Holdings and the Company is the guarantor of all SN Holdings’ obligations under the Credit Agreement. SN Holdings, in its capacity as borrower, has granted Needham a lien on all its assets. SN Holdings is required to maintain assets equal to 2.0 times of the outstanding balance on the new credit facility. In addition, SN Holdings is required to collaterally assign to Needham mortgage loans having an outstanding principal balance in an amount no less than the greater of (i) $30.0 million and (ii) the aggregate principal outstanding principal balance on the facility. The Company, in its capacity as guarantor, has agreed to grant Needham a blanket lien on all its assets. However, Needham is required to release its lien at the Company’s request to facilitate other financings in accordance with the terms of the Credit Agreement.
Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all of the Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure). Prior to Amendment No.2 (defined below), the Needham Credit Facility was due to expire on March 2, 2026 and the Company had a right to extend the term for one year upon the consent of Needham and the Lenders, which consent could not be unreasonably withheld, and so long as it is not in default and satisfies certain other conditions. On January 21, 2026, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Amendment No. 2 extends the maturity date of the Needham Credit Facility from March 2, 2026 to March 2, 2028 and provides for an additional conditional one year extension to March 2, 2029. All other terms of the Credit Agreement remain unchanged.
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
As of March 31, 2026 and December 31, 2025, the total outstanding principal balance on the Needham Credit Facility was $29.0 million and $19.0 million, respectively, with an interest rate of 6.50% and 6.50%, respectively.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.
Mortgage Payable
On February 28, 2023, the Company entered into an adjustable-rate mortgage loan with New Haven Bank in the original principal amount of $1.7 million (the "NHB Mortgage"). The NHB Mortgage accrues interest at an initial rate of 5.75% per annum for the first 60 months. The interest rate will be adjusted on each of March 1, 2028, and March 1, 2033, to the then published 5-year Federal Home Loan Bank of Boston Classic Advance Rate, plus 1.75%. Beginning on April 1, 2023, and through March 1, 2038, principal and interest will be due and payable on a monthly basis. All payments under the loan are amortized based on a 20-year amortization schedule. Over the next five years, the Company is scheduled to make principal payments ranging from $47,000 to $59,000 annually, with the remaining balance due thereafter. The unpaid principal amount of the loan and all accrued and unpaid interest are due and payable in full on March 1, 2038. The loan is a non-recourse obligation, secured by a first mortgage lien on the property located at 568 East Main Street, Branford, Connecticut.
As of March 31, 2026 and December 31, 2025, the total outstanding principal balance on the NHB Mortgage was $0.9 million and $0.9 million, respectively.
10.    Unsecured Notes Payable
At March 31, 2026, the Company had an aggregate of $171.7 million of unsecured, unsubordinated notes payable outstanding, net of $1.6 million of deferred financing costs (collectively, the “Notes”). At March 31, 2026, the Company had four series of Notes outstanding:
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
The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company was in compliance with all debt covenants as of March 31, 2026. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, all the Notes are callable at any time.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

The following table presents the future principal payments on the Notes payable as of March 31, 2026:

Years ending December 31,	Amount
(in thousands)
2026 (nine months remaining)	$51,750
2027	121,504
Total principal payments	173,254
Deferred financing costs	(1,562)
Total notes payable, net of deferred financing costs	$171,692
The following table presents the estimated amortization of the deferred financing costs as of March 31, 2026:

Years ending December 31,	Amount
(in thousands)
2026 (nine months remaining)	$1,067
2027	495
Total deferred costs	$1,562
11.    Senior Secured Notes Payable
On June 11, 2025, Holdings, an indirect, wholly-owned subsidiary of the Company, consummated a private placement of $100.0 million aggregate principal amount of Senior Secured Notes due June 11, 2030 (the "Senior Secured Notes") to various institutional investors under a Note Purchase and Guaranty Agreement (the "Senior Secured Note Purchase Agreement"). An initial draw of $50.0 million was made at closing, an additional draw of $40.0 million was made in September 2025, and the remaining $10.0 million was drawn in March 2026. The Senior Secured Notes bear interest at a fixed rate of 9.875% per annum, with interest only payable quarterly on the 1st day of March, June, September and December, and include a commitment fee of 1.0% on the undrawn portion of the Senior Secured Notes. The Company paid an approximately $1.5 million original issue discount on the $100.0 million aggregate principal amount which is part of the $3.6 million of deferred financing costs recorded related to the Senior Secured Notes. The deferred financing costs will be amortized over the five year term of the Senior Secured Notes using the effective interest method and amortization by year is as follows: 2026 - $481,000, 2027 - $718,000, 2028 - $804,000, 2029 - $894,000, and 2030 - $401,000.
The Senior Secured Notes allow optional prepayment subject to a declining make-whole amount during the first three years, a declining prepayment premium in the fourth year, and then no make-whole payment or prepayment premium after the fourth year through maturity. Upon a change of control, holders of the Senior Secured Notes have the right to prepayment, if accepted, at 101% of the outstanding principal. The Senior Secured Note Purchase Agreement contains affirmative and negative covenants customary for similar secured debt instruments, including minimum asset coverage ratio; leverage and liquidity requirements; restrictions on additional indebtedness, asset sales, and distributions under certain conditions; and maintenance of REIT status by the Company. The Company was in compliance with all debt covenants as of March 31, 2026 and December 31, 2025.
The Senior Secured Note Purchase Agreement includes customary events for similar secured debt instruments. Payment of the amounts due on the Senior Secured Notes is fully and unconditionally guaranteed by the Company and Sachem Capital Corporation Intermediate, LLC, a wholly-owned subsidiary of the Company.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

12.   Accounts Payable and Accrued Liabilities
The table below presents the Company's accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Accounts payable and accrued expenses	$2,470	$1,551
Allowance for credit losses on unfunded commitments	587	669
Accrued interest	954	1,035
Total	$4,011	$3,255
13.   Fee Income from Loans
The table below presents the Company's fee income from loans for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Origination and modification fees	$658	$780
Extension fees	259	278
Late and other fees	164	79
Processing fees	22	21
Construction servicing fees	74	137
Legal fees	39	63
Other fees	76	67
Total	$1,292	$1,425
14.   Commitments and Contingencies
Unfunded Commitments
At March 31, 2026, the Company had future funding obligations on loans held for investment totaling $33.1 million and obligations relating to investments in limited liability companies totaling $0.7 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities. The Company’s unfunded commitments are subject to allowances under the scope of current expected credit losses ("CECL"). See Note 4 – Loans and Allowance for Credit Losses — for further details.
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
FOR THE THREE MONTHS ENDED MARCH 31, 2026

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
On April 6, 2026, Oppenheimer & Co. Inc. filed a complaint against the Company and Sachem Capital Corporation Holdings, LLC in the United States District Court for the Southern District of New York, asserting claims for breach of contract and quantum meruit relating to a May 2024 engagement letter. The complaint seeks damages of not less than approximately $1.8 million, plus interest, costs, disbursements and attorneys’ fees. The matter is in its preliminary stages. The Company intends to vigorously defend against the claims.
Other
In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At March 31, 2026 and December 31, 2025, there was one such property with an unpaid principal balance of $0.3 million.
15.   Related Party Transactions
In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees, and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of March 31, 2026, and December 31, 2025, loans to known shareholders totaled $18.0 million and $17.2 million, respectively, which is included in loans held for investment, net in the Company’s accompanying Condensed Consolidated Balance Sheets. Of these amounts, $18.0 million and $17.2 million, respectively, were loaned to a joint-venture entity fifty percent owned in aggregate by the Company’s Senior Vice President of Asset Management and Vice President of Asset Management. All such loans are performing. Interest income earned on all related party loans for the three months ended March 31, 2026 and 2025 totaled $0.3 million and $0.3 million, respectively.
In December 2021, the Company hired the daughter of its chief executive officer to perform certain internal audit and compliance services. For the three months ended March 31, 2026 and 2025, she received compensation of $0.1 million and $0.1 million, respectively.
16.   Stock-Based Compensation and Employee Benefits
Stock-Based Compensation
On July 9, 2025, the Company adopted the 2025 Omnibus Incentive Plan (the "2025 Plan"), which replaced the 2016 Equity Compensation Plan. The purpose of the 2025 Plan is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The maximum number of the Company's common shares, par value $0.001 per share (the "Common Shares") reserved for grant of awards under the 2025 Plan is 2,936,762. The number of securities remaining available for future issuance under the 2025 Plan as of March 31, 2026 was 2,271,230.
During the three months ended March 31, 2026, the Company granted an aggregate of 282,217 restricted Common Shares, net of shares surrendered to cover taxes, under the 2025 Plan with a grant date fair value of $0.3 million. During the three months ended March 31, 2025, the Company granted an aggregate of 767,668 restricted Common Shares, of which a grant of 420,168 shares was rescinded immediately after the grant, with a grant date fair value of $0.9 million.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

Stock-based compensation for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.3 million, respectively. As of March 31, 2026, there was unrecognized stock-based compensation expense of $0.8 million.
Employee Benefits
On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three months ended March 31, 2026 and 2025, the 401(k) Plan expense was $43,934 and $24,293, respectively, which is included within compensation and employee benefits in the accompanying unaudited Condensed Consolidated Statements of Operations.
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
At-The-Market Offerings
On November 11, 2025, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $18.45 million of its Series A Preferred Stock in an ATM offering (the "ATM Offering"). There were no sales under the ATM Offering during the three months ended March 31, 2026. During the year ended December 31, 2025, the Company sold no Common Shares and sold an aggregate of 6,010 shares of Series A Preferred Stock having an aggregate liquidation preference of $0.1 million, realizing gross proceeds of $0.1 million (representing a discount of 25.5% from the liquidation preference). The Company’s issuance costs for Series A Preferred Stock shares sold during the year ended December 31, 2025 were de minimis. At March 31, 2026, $18.3 million of Series A Preferred Stock were available for future sale under the New ATM Offering.
Repurchase Plan
Effective on October 10, 2024, the Board adopted a Repurchase Plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company may repurchase up to an aggregate of 5,802,959 of Common Shares and share repurchases

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

will be made from time to time on the open market at prevailing market prices in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act.
During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company did not repurchase any Common Shares.
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
For the three months ended March 31, 2026, the Company had basic and diluted weighted average Common Shares outstanding of 47,178,193, resulting in basic and diluted loss per Common Share of $0.15. For the three months ended March 31, 2025, the Company had basic and diluted weighted average Common Shares outstanding of 46,784,744 resulting in basic and diluted loss per Common Share of $0.00.
19.   Limited Liability Company (“LLC”) Investments
The following table presents the carrying value of each investment reflected on the Company's unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Investment	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Shem Creek Capital Fund V LLC	$774	7.6%	$867	7.6%
Shem Creek Capital Fund VI LLC	1,506	9.9%	3,071	9.9%
Shem Creek Capital Fund VII LLC	4,326	13.0%	3,605	13.0%
Shem Creek Sachem V LLC	1,643	49.0%	1,736	49.0%
Shem Creek Sachem VI LLC	10,561	44.6%	13,403	45.5%
Shem Creek Sachem 100 LLC	8,925	67.7%	8,950	67.6%
Shem Creek Capital LLC	5,000	20.0%	5,000	20.0%
Total Shem LLC Investments	$32,735		$36,632
Cordo CLT Investors LLC	$2,500	7.2%	$2,500	7.2%
Total investments in LLC’s	$35,235		$39,132
Shem Creek (“Shem”)
For the three months ended March 31, 2026, the Shem LLC investments generated $0.9 million of interest income and $0.1 million of other income. For the three months ended March 31, 2025, the Shem LLC investments generated $1.9 million of interest income and $0.1 million of other income.
At March 31, 2026, the Company had unfunded commitments totaling $0.7 million to the Shem LLC entities.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cordo CLT Investors LLC
In September 2024, the Company, through its wholly owned subsidiary Urbane Capital, LLC, acquired a member's interest in Cordo CLT Investors LLC for a one time contribution of $2.5 million. As of March 31, 2026 and December 31, 2025, the Company held 7.2% of total common member equity. This entity was formed for the sole purpose of developing a commercial multifamily property in Charlotte, North Carolina. The Company anticipates the project construction to be completed by the end of 2026, with monetization of the Company's investment in the first half of 2028 upon rent stabilization of the project.
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
For the three months ended March 31, 2026, the Company’s taxable REIT subsidiary ("TRS") recognized a de minimis provision for federal and state income tax, which would be presented in other expenses on the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of March 31, 2026:

March 31, 2026
Deferred Tax Assets:
Net Operating Loss Carryforwards	$964
Investment in LLCs	165
Basis in REO Assets	206
Total Gross Deferred Tax Assets	1,335
Less: Valuation Allowance	(1,227)
Net Deferred Tax Assets	108

Deferred Tax Liabilities:
Depreciation	(67)
Prepaid Expenses	(13)
Amortization	(28)
Total Deferred Tax Liabilities	(108)

Total Deferred Tax Assets/(Liabilities)	$—
At March 31, 2026, the Company’s TRS had federal net operating loss carryforwards of approximately $4.3 million. These losses were generated after 2017 and therefore may be carried forward indefinitely but may be used to offset only 80% of taxable income in any given year.
The Company evaluates the realizability of deferred tax assets based on available evidence, including the history of taxable income and projected future taxable income of the TRS.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

Because the TRS has generated cumulative losses in recent years and uncertainty exists regarding the timing of future taxable income, management concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance against substantially all deferred tax assets at March 31, 2026.
The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.
The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying unaudited condensed consolidated financial statements as of March 31, 2026.
21.   Subsequent Events
The Company evaluated subsequent events from April 1, 2026 until the condensed consolidated financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying unaudited condensed consolidated financial statements.
Contribution Agreement with Industrial Realty Group Global, LLC
On May 17, 2026, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Industrial Realty Group Global, LLC, a Delaware limited liability company (“IRG Global”). The Contribution Agreement and the transactions contemplated thereby (the “Transaction”) were unanimously approved by the Board of Directors of the Company.
Pursuant to the Contribution Agreement, IRG Global will contribute to IRG Realty Operating Partnership, L.P., a Delaware limited partnership to be formed as a subsidiary of the Company prior to the Closing (as defined below) (the “Operating Partnership”), 100% of the outstanding membership interests of IRG Master Holdings, LLC, a Delaware limited liability company (“IRG Master Holdings”), in exchange for (i) a number of common units of limited partnership interest in the Operating Partnership (“OP Units”) equal to the Transferee Consideration Units (as defined below) and (ii) a number of shares of Class B common stock of the Company (the “Class B Common Stock”) equal to the Transferee Consideration Units. IRG Master Holdings, together with its subsidiaries, owns and operates a portfolio of industrial real estate assets.
Prior to the closing of the Transaction (the “Closing”), which is expected to be by the end of 2026, the Company will complete a series of pre-closing reorganization steps, including (i) forming the Operating Partnership and contributing all or substantially all of its assets thereto, (ii) redomesticating from the State of New York to the State of Delaware, (iii) effecting a 20-to-1 reverse stock split of all issued and outstanding Common Shares, following which such shares will be redesignated as Class A common stock of the Company (the “Class A Shares”), (iv) authorizing a new class of Class B Common Stock (the “Class B Shares”), (v) adjusting the conversion and anti-dilution rights applicable to the issued and outstanding preferred stock of the Company in accordance with the applicable certificate of designations to reflect the reverse stock split, and (vi) changing its corporate name to “IRG Realty Trust, Inc.”
The number of OP Units and Class B Shares to be issued to IRG Global at the Closing (the “Transferee Consideration Units”) will be calculated based on a formula set forth in the Contribution Agreement, subject to downward adjustment based on the aggregate shortfall in replacement value for any dispositions of IRG Master Holdings’ properties occurring during the Interim Period (as defined in the Contribution Agreement), other than dispositions with an aggregate shortfall of less than $3.0 million. The calculation of the Transferee Consideration Units was based on an assumed implied gross asset value of the IRG Global portfolio to be contributed of approximately $2.9 billion, with a net asset value of approximately $1.5 billion after approximately $1.4 billion of debt, and a deemed exchange value of the Company’s Common Shares at a price of $2.00 per share. Immediately following the Closing, IRG Global is expected to hold approximately 94.1% of the outstanding OP Units, with the Company retaining the remaining approximately 5.9% of the outstanding OP Units. Subject to certain restrictions, a holder of OP Units may require the Operating Partnership to exchange all or a portion of such holder’s OP Units for cash or, at the option of the Company, Class A Shares on a one-for-one basis, subject to the ownership, transfer, REIT qualification and other limitations set forth in the Operating Partnership Agreement (as defined below).

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026

The parties to the Contribution Agreement made representations and warranties customary for transactions of this type. The representations and warranties made under the Contribution Agreement do not survive the Closing. In addition, the parties made covenants customary for transactions of this type, including, among others, covenants providing for the conduct of each party’s business during the period between signing and Closing, including restrictions on specified actions without the other party’s consent, subject to customary exceptions. The Contribution Agreement may be terminated by either party under certain circumstances, including if the Closing has not occurred by April 30, 2027, subject to IRG Global’s one-time right to extend such date by up to 45 days in certain circumstances related to a pending arbitration matter, among other circumstances.
At the Closing, the parties will execute and deliver or file, as applicable, among other things, the following (forms of which are included as exhibits to the Contribution Agreement): (i) a Tax Protection Agreement, pursuant to which the Company and the Operating Partnership will agree to certain restrictions on the disposition of the contributed properties and the maintenance of minimum liability allocations for the benefit of IRG Global and certain other protected unitholders; (ii) a Registration Rights Agreement, providing IRG Global with certain registration rights with respect to the Class A Shares issuable upon exchange of the OP Units, including shelf registration and underwritten demand rights, piggyback registration rights and block trade rights, in each case subject to a six-month lock-up period following the Closing; (iii) an Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Operating Partnership Agreement”); (iv) an Amended and Restated Certificate of Incorporation of the Company; (v) Amended and Restated Bylaws of the Company; and (vi) a Property Management Agreement related to the management of the properties contributed by IRG Global and its affiliates following the Closing. The Contribution Agreement also provides that, prior to the Closing, the parties will use commercially reasonable efforts to negotiate, finalize and, effective as of the Closing, execute a strategic services agreement with respect to the provision of certain services by IRG Global or one or more of its affiliates to the Company or one or more of its subsidiaries.
Additional information regarding the Contribution Agreement and the Transaction is included in the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2026.

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
Recent Developments
Contribution Agreement with Industrial Realty Group Global, LLC
On May 17, 2026, we entered into a Contribution Agreement (the “Contribution Agreement”) with Industrial Realty Group Global, LLC, a Delaware limited liability company (“IRG Global”). The Contribution Agreement and the transactions contemplated thereby (the “Transaction”) were unanimously approved by our Board of Directors.
Pursuant to the Contribution Agreement, IRG Global will contribute to IRG Realty Operating Partnership, L.P., a Delaware limited partnership to be formed as our subsidiary prior to the Closing (as defined below) (the “Operating Partnership”), 100% of the outstanding membership interests of IRG Master Holdings, LLC, a Delaware limited liability company (“IRG Master Holdings”), in exchange for (i) a number of common units of limited partnership interest in the Operating Partnership (“OP Units”) equal to the Transferee Consideration Units (as defined below) and (ii) a number of shares of our Class B common stock (the “Class B Common Stock”) equal to the Transferee Consideration Units. IRG Master Holdings, together with its subsidiaries, owns and operates a portfolio of industrial real estate assets.
Prior to the closing of the Transaction (the “Closing”), which is expected to be by the end of 2026, we will complete a series of pre-closing reorganization steps (the “Pre-Closing Reorganization”), including (i) forming the Operating Partnership and contributing all or substantially all of our assets thereto, (ii) redomesticating from the State of New York to the State of Delaware, (iii) effecting a 20-to-1 reverse stock split of our issued and outstanding common shares, following which such shares will be redesignated as our Class A common stock (the “Class A Shares”), (iv) authorizing a new class of Class B Common Stock (the “Class B Shares”), (v) adjusting the conversion and anti-dilution rights applicable to our issued and outstanding preferred stock in accordance with the applicable certificate of designations to reflect the reverse stock split, and (vi) changing our corporate name to “IRG Realty Trust, Inc.”
The number of OP Units and Class B Shares to be issued to IRG Global at the Closing (the “Transferee Consideration Units”) will be calculated based on a formula set forth in the Contribution Agreement, subject to downward adjustment based on the aggregate shortfall in replacement value for any dispositions of IRG Master Holdings’ properties occurring during the Interim Period (as defined in the Contribution Agreement), other than dispositions with an aggregate shortfall of less than $3.0 million. The calculation of the Transferee Consideration Units was based on an assumed implied gross asset value of the IRG Global portfolio to be contributed of approximately $2.9 billion, with a net asset value of approximately $1.5 billion after approximately $1.4 billion of debt, and a deemed exchange value of our common shares at a price of $2.00 per share. Immediately following the Closing, IRG Global is expected to hold approximately 94.1% of the outstanding OP Units, with us retaining the remaining approximately 5.9% of the outstanding OP Units. Subject to certain restrictions, a holder of OP Units may require the Operating Partnership to exchange all or a portion of such holder’s OP Units for cash or, at our option, Class A Shares on a one-for-one basis, subject to the ownership, transfer, REIT qualification and other limitations set forth in an Amended and Restated Limited Partnership Agreement, which is expected to be executed in connection with the Closing of the Transaction.
The Closing of the Transaction is expected to occur by the end of 2026, subject to customary closing conditions, including the approval of our shareholders.
For additional information on the Contribution Agreement, see our Current Report on Form 8-K filed with the SEC on May 18, 2026 and Note 21 – Subsequent Events – to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for current expected credit losses and real estate owned, See Note 2 – Significant Accounting Policies – to our unaudited condensed consolidated financial statements for further details.
Revenue Recognition
Interest income from commercial loans is recognized, as earned, over the loan period, whereas origination and modification fee revenue on commercial loans are amortized over the term of the respective notes.
CECL Allowance
We record an allowance for credit losses (“CECL”) in accordance with the CECL standard on our loan portfolio, including unfunded construction commitments, on a collective basis by assets with similar risk characteristics. This methodology replaces the probable incurred loss impairment methodology. In addition, interest and fees receivable and amounts included in due from borrowers, other than reimbursements, which include origination, modification and other fees receivable are also analyzed for credit losses in accordance with the CECL standard, as they represent a financial asset that is subject to credit risk. Further, CECL requires credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not, they will be required to sell. As allowed under the CECL standard that we have adopted, as a practical expedient, the fair value of the collateral at the reporting date is compared to the net carrying amount of the loan when determining the allowance for credit losses for loans in pending/pre-foreclosure status, as defined. Fair value of collateral is reduced by estimated cost to sell if the collateral is expected to be sold. The CECL standard requires an entity to consider historical loss experience, current conditions, and a reasonable and supportable forecast of the economic environment. We utilize a loss-rate method for estimating current expected credit losses. The loss rate method involves applying a loss rate to a pool of loans with similar risk characteristics to estimate the expected credit losses on that pool of loans. In determining the CECL allowance, we consider various factors including (1) historical loss experience in our portfolio, (2) loan specific losses for loans deemed collateral dependent based on excess amortized cost over the fair value of the underlying collateral, and (3) our current and future view of the macroeconomic environment. We also utilize a reasonable and supportable forecast period equal to the contractual term of the loan plus any applicable short-term extensions that are reasonably expected for construction loans. Loans, interest receivable, due from borrowers, unfunded commitments, and (available-for-sale debt) investment securities are all presented on a net basis on the unaudited Condensed Consolidated Balance Sheets with expanded disclosures in the notes to the unaudited condensed consolidated financial statements. The change in the balances during the reporting period are recorded in the unaudited Condensed Consolidated Statements of Operations under the provision for credit losses.
Real Estate Owned (“REO”)
REO acquired through foreclosure is initially measured at fair value and is thereafter subject to an ongoing impairment analysis. After an REO acquisition, events or circumstances may occur that result in a material and sustained decrease in the cash flows generated from the property or other market indicators, including listing data, may signal a decline in the liquidation value. REO is evaluated for recoverability when impairment indicators are identified. Any impairment losses or recoveries are included in the unaudited Condensed Consolidated Statements of Operations.
Our Loan Portfolio
The following table presents certain information regarding our real estate lending activities for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	(in thousands, except number of loans)
Loans disbursed(1)	$35,200
Loans originated	4
Loan repayments	$18,050
Number of loans repaid	9
Principal of loans transferred to real estate owned	$—
Number of loans transferred to real estate owned	—
	As of March 31, 2026	As of December 31, 2025
	(in thousands, except number of loans and weighted averages)
Number of loans held for investment outstanding	108	115
Gross principal amount of loans held for investment	$355,835	$377,418
Weighted average contractual interest rate(2)	11.92%	13.10%
Weighted average term to maturity (in months) (3)	6	8
______________________________________________________________
(1)Includes new originations, modifications, and draws
(2)Includes default interest.
(3)Does not give effect to extensions.

The table below presents our loans held for investment by loan size as of March 31, 2026:

Amount	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)
$1,000,000 or less	41	38.0%	$17,556	4.8%
$1,000,001 to $5,000,000	46	42.6%	111,106	31.2%
$5,000,001 to $10,000,000	12	11.1%	79,652	22.4%
$10,000,001 or more	9	8.3%	147,521	41.6%
Total	108	100.0%	$355,835	100.0%

As of March 31, 2026, the primary geographic markets in which we were exposed were Connecticut, Florida, Massachusetts and New York. The following table presents our loans held for investment by state as of March 31, 2026:

State	Number of Loans	Percentage	Gross Amount Outstanding	Percentage
			(in thousands)
Connecticut	44	40.6%	$95,085	26.6%
Florida	14	13.0%	80,570	22.6%
Georgia	2	1.9%	5,040	1.4%
Maine	1	0.9%	550	0.2%
Maryland	2	1.9%	3,073	0.9%
Massachusetts	10	9.3%	57,768	16.2%
New Jersey	4	3.7%	12,981	3.6%
New York	15	13.9%	29,428	8.3%
North Carolina	5	4.6%	32,725	9.2%
Pennsylvania	2	1.9%	4,890	1.4%
Rhode Island	2	1.9%	1,520	0.4%
South Carolina	4	3.7%	12,633	3.6%
Tennessee	1	0.9%	13,362	3.8%
Virginia	1	0.9%	4,850	1.4%
Washington D.C.	1	0.9%	1,360	0.4%
Total	108	100.0%	$355,835	100.0%
The following table presents our loans held for investment as of March 31, 2026 by year of origination:

Year of Origination	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)
2026	4	3.7%	$22,708	6.4%
2025	22	20.3%	$89,876	25.3%
2024	16	14.8%	34,076	9.6%
2023	18	16.7%	82,908	23.3%
2022	18	16.7%	36,408	10.2%
2021	20	18.5%	81,341	22.9%
2020	4	3.7%	6,227	1.7%
2019 and prior	6	5.6%	2,291	0.6%
Total	108	100.0%	$355,835	100.0%

The following table presents additional information regarding the types of properties securing loans held for investment as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	(in thousands)
	Aggregate Gross Principal Amount	Percentage	Aggregate Gross Principal Amount	Percentage
Residential	$166,588	46.8%	$202,234	53.6%
Commercial	123,985	34.8%	110,178	29.2%
Pre-Development Land	17,830	5.0%	17,977	4.8%
Mixed Use	47,432	13.4%	47,029	12.4%
Total	$355,835	100.0%	$377,418	100.0%
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
The following table presents the allowance for credit losses against unpaid principal balance of loans held for investment as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	(in thousands)
	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal
Performing – General reserve	$280,436	$(5,413)	1.9%	$259,833	$(5,262)	2.0%
Non-performing – Direct reserves	35,818	(289)	0.8%	80,079	(2,054)	2.6%
Non-performing in Foreclosure – Direct reserves	39,581	(6,699)	16.9%	37,506	(4,194)	11.2%
Non-performing subtotal	$75,399	$(6,988)	9.3%	$117,585	$(6,248)	5.3%
Total	$355,835	$(12,401)	3.5%	$377,418	$(11,510)	3.0%
For further information, see Note 4 – Loans and Allowance for Credit Losses — to our unaudited condensed consolidated financial statements.

Investment in Developmental Real Estate
As of March 31, 2026, we owned eight properties that were classified as investments in developmental real estate. The projects are in various phases of completion. The following table details the carry value of our investments in developmental real estate owned property reflected on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2026:

Property Type	Location	Month of Acquisition	Carrying Value
			(in thousands)
Commercial	Branford, CT	July 2025	$1,541
Residential - Single family (3 parcels)	Old Lyme, CT	May 2025	1,910
Residential - Multifamily (1 parcel)	East Windsor, CT	March 2025	2,197
Residential - Multifamily (2 parcels)	New London, CT	November 2024	4,250
Residential - Multifamily (3 completed units and one parcel)	Naples, FL	January 2026	36,151
Accumulated depreciation			(36)
Total			$46,013
For further information, see Note 5 – Investment in Developmental Real Estate, Net — to our unaudited condensed consolidated financial statements.
Real Estate Owned
As of March 31, 2026, we owned twelve properties, each of which previously served as collateral for first mortgage loans. The following table presents the carrying value of each of our properties reflected on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2026:

Property Type	Location	Month of Acquisition	Carrying Value
			(in thousands)
Commercial - Restaurant	Bristol, CT	March 2019	$750
Land	Bristol, CT	December 2019	936
Residential - Single Family	Bellingham, MA	December 2023	293
Residential - Multi Family	Flagler Beach, FL	October 2024	3,382
Commercial - Office	Windsor, CT	December 2024	1,400
Commercial - Office	Windsor, CT	December 2024	2,000
Land	Marathon, FL	January 2025	410
Commercial - Office	Baltimore, MD	July 2025	741
Commercial - Office	Wilton, CT	September 2025	1,338
Commercial - Office	Wilton, CT	September 2025	334
Residential - Multi Family	Jacksonville, FL	October 2025	2,400
Residential - Multi Family	Daytona Beach, FL	October 2025	2,038
Total			$16,022
For further information, see Note 6 – Real Estate Owned (REO) — to our unaudited condensed consolidated financial statements.

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
Three months ended March 31, 2026 compared to three months ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest income from loans	$8,754	$7,887	$867	11.0%
Interest income from limited liability company investments	858	1,942	(1,084)	(55.8)%
Interest expense and amortization of deferred financing costs	(6,059)	(6,094)	(35)	(0.6)%
Net interest income	3,553	3,735	(182)	(4.9)%
Net interest margin	3.9%	4.0%
Provision for credit losses related to loans held for investment	(5,372)	(1,052)	4,320	410.6%
Change in valuation allowance related to loans held for sale	—	4	(4)	(100.0)%
Net interest (loss) income after provision for credit losses related to loans held for investment and changes in valuation allowance related to loans held for sale	(1,819)	2,687	(4,506)	(167.7)%
Other income
Fee income from loans	1,292	1,425	(133)	(9.3)%
Income from limited liability company investments	105	110	(5)	(4.5)%
Other investment income	3	6	(3)	(50.0)%
Loss on equity securities	(140)	(125)	15	12.0%
Other income	143	72	71	98.6%
Total other income	1,403	1,488	(85)	(5.7)%
Operating expenses
Compensation and employee benefits	(2,138)	(1,771)	367	20.7%
General and administrative expenses	(1,963)	(1,355)	608	44.9%
Transaction expenses	(1,608)	—	1,608	100.0%
Recovery of impairment loss on real estate	97	—	97	100.0%
Gain on sale of investments in developmental real estate, real estate owned, and property and equipment, net	196	—	196	100.0%
Other expenses	(245)	(145)	100	69.0%
Total operating expenses	(5,661)	(3,271)	2,390	73.1%
Net (loss) income	(6,077)	904	(6,981)	(772.2)%
Preferred stock dividends	(1,120)	(1,117)	3	0.3%
Net loss attributable to common shareholders	$(7,197)	$(213)	$(6,984)	NM

Basic and diluted loss per common share	$(0.15)	$—

NM - not meaningful

Net (loss) income and net loss attributable to common shareholders are the primary metrics by which we assess our business performance. Accordingly, we closely monitor the following primary drivers of these metrics:
Net interest income
Net interest income represents the largest component of net income and is evaluated on both an absolute basis and relative to our provision for credit losses and operating expenses. Net interest income is generated when the yield earned on our loan portfolio exceeds the cost of financing those assets, which we primarily achieve through short- and long-term financing arrangements. Accordingly, we actively monitor financing market conditions and maintain ongoing dialogue with investors and financial institutions as we evaluate funding sources and cost of capital.
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
Interest income from loans - increased from the corresponding period in the prior year, as further analyzed below.
•Average loans held for investment were $365.5 million and $370.3 million for the three months ended March 31, 2026 and 2025, respectively. The effective yield on total loans held for investment was 10.0% and 8.5%, respectively.
Results are impacted by nonperforming loans and real estate owned, which do not contribute interest income.
•Average total performing loans held for investment were $270.9 million and $275.1 million for the three months ended March 31, 2026 and 2025, respectively. The effective yield on performing loans was 13.5% and 11.5%, respectively.
The difference between total portfolio yield and performing loan yield reflects the impact of nonaccrual loans, which do not generate current interest income.
•Average nonperforming loans held for investment were $95.7 million and $97.3 million for the three months ended March 31, 2026 and 2025, respectively.
Interest income from limited liability company investments - Interest income generated from our investments in the Shem Creek funds and direct loan co-investment vehicles decreased from the corresponding period in the prior year. The decrease was primarily attributable to lower average capital deployed within certain direct loan co-investment vehicles during 2026. As underlying mortgage loans repaid, capital was returned to us and not redeployed at prior levels within those structures. In certain vehicles, our ownership percentage also declined during the period, further reducing its effective exposure.
The decrease in interest income was driven by lower average invested balances rather than changes in underlying loan yields or credit performance. The Shem Creek portfolios continue to consist primarily of short-duration, first mortgage loans, and there were no material changes in the contractual economics of those investments during the period.
We evaluate these minority investments as part of its broader capital allocation framework. Given the short-term nature of the underlying assets and the return of capital upon loan repayment, investment balances may fluctuate period to period depending on repayment activity and redeployment decisions. Capital returned from these vehicles may be redeployed into other investment opportunities or retained to support liquidity and balance sheet objectives.
See Note 19 — Limited Liability Company ("LLC") Investments — to our unaudited condensed consolidated financial statements for the three months ended March 31, 2026.
Interest expense and amortization of deferred financing costs - consistent with the corresponding period in the prior year, primarily attributable to lower average borrowings but at higher average interest rates.
During 2025, as a result of maturing unsecured notes payable, we began repositioning its capital structure through the issuance of $100.0 million ($100.0 million and $90.0 million drawn as of March 31, 2026 and December 31, 2025, respectively) of Senior Secured Notes due 2030. The secured notes replaced a portion of lower rate unsecured notes and reduced reliance on repurchase agreements and lines of credit.
We continue to evaluate refinancing strategies for upcoming maturities late 2026 and into 2027, with a focus on extending duration and optimizing cost of capital. Access to diversified funding sources remains a strategic priority as we balance liquidity, leverage, and shareholder returns.
Net Interest Margin
Net interest margin in the first quarter of 2026 was 3.9% compared to 4.0% in the first quarter of 2025. The decrease in net interest margin reflects both structural and cyclical factors. Structurally, refinancing activity during 2025 increased the weighted average cost of capital. Cyclically, lower average earning assets reduced interest-earning balances.
While asset yields remained strong on performing loans, 13.5% in first quarter 2026 as compared to 11.5% in the first quarter 2025, overall margin stabilization depends on continued resolution of nonperforming loans, normalization of earning asset levels, and disciplined origination activity at spreads consistent with current funding costs.
Net interest (loss) income after provision for credit losses, loss on sale of loans, and changes in valuation allowance
Credit risk management is central to our operating model. We seek to minimize credit losses through disciplined underwriting, active life-of-loan portfolio management, and targeted special servicing. We closely monitor portfolio credit performance, including delinquency trends and expected and realized credit losses, as a key indicator of overall operating results.
Provision for credit losses related to loans held for investment - increased from the corresponding period in the prior year primarily due to declines in collateral valuations for loans previously reserved and a credit loss of $3.9 million related to a loan restructuring. This non-cash loss relates to the Naples, Florida loan restructuring where we took control of the three completed condominium units and entitled land for development of four additional condominium units which is treated as a deed in lieu of foreclosure for accounting purposes. The loan restructuring was negotiated by management to recover the full carrying value of the mortgage note receivable on an undiscounted cash flow basis. Due to the length of time between taking over the project and receipt of the final cash flows from sales of the units under construction, we are required to record the assets received on a discounted cash flow basis. As a result, we recorded a $3.9 million charge in first quarter 2026. We believe the sales of the condominium units provides an opportunity to recover the fair value adjustment over time; however, actual recovery will depend on sales prices, timing, completion costs and market conditions.
We continue to apply a conservative collateral-dependent methodology for loans in foreclosure and pending foreclosure status. We evaluate the allowance quarterly based on updated appraisals, liquidation cost assumptions and macroeconomic forecasts under the CECL framework.
Total other income
Total other income remained relatively consistent from the corresponding period in the prior year, with underlying components shifting in composition rather than magnitude.

Fee income on loans - declined from the corresponding period in the prior year primarily due to lower new loan origination volume. Origination and modification fees are recognized over the contractual life of the loan, and the decrease reflects the smaller average portfolio growth and reduced refinancing activity relative to the prior year.
Income from limited liability company investments - no material change from the corresponding period in the prior year. See Note 19 — Limited Liability Company ("LLC") Investments — to our unaudited condensed consolidated financial statements.
Other investment income - Other investment income varies based on the timing of realizations and performance of non-core investment holdings.
Loss on equity securities - The balance includes net mark-to-market losses on equity securities held within the investment portfolio. These losses reflect changes in fair value and are inherently subject to market volatility.
Other income - Other income consists primarily of ancillary revenue streams, including property-related income and miscellaneous recoveries. The increase from the corresponding period in the prior year reflects rents recognized on certain investments in developmental real estate and real estate owned and certain non-recurring recoveries.
Total operating expenses
Our operating expenses primarily include compensation and benefits for our employees, general and administrative expense including occupancy costs, professional fees for legal, consulting, and advisory services, costs related to investments in developmental real estate, foreclosure pursuits and the resolution and disposition of real estate owned. We monitor operating expenses in relation to profitability and the scale of our loan portfolio. Because origination volume and portfolio size influence the level and impact of operating expenses, we also closely monitor loan origination activity and key loan characteristics, including interest rates, loan-to-value ratios, estimated credit losses, and expected loan duration.
We continue to align operating expense levels with portfolio scale while preserving asset management intensity. As origination activity and earning asset levels increase, we expect to benefit from operating leverage as fixed overhead costs are absorbed over a larger asset base.
Total operating expenses increased from the corresponding period in the prior year as further discussed below.
Compensation and employee benefits - increased modestly from the corresponding period in the prior year, reflecting strategic additions to personnel during 2025 and performance-based compensation adjustments including stock-based compensation.
General and administrative expenses - increased from the corresponding period in the prior year due to additional costs associated with our investments in developmental real estate, real estate owned, increased external audit fees and increased director fees.
Transaction expenses - expenses in the current year are associated with a contribution transaction as described earlier in the Recent Developments section. Additional material costs are expected to be incurred until that transaction closes.
Recovery of impairment loss on real estate owned - increased from the corresponding period in the prior year and relates to specific property-level valuation adjustments following updated market data and liquidation timelines.
Gain on sale of investments in developmental real estate, real estate owned and property and equipment, net - The current period reflects gains realized on the disposition of select real estate assets and developmental projects.
Other expenses - increased from the corresponding period in the prior year and primarily reflect operating costs associated with real estate owned, legal matters, and portfolio servicing.

Net (loss) income and net loss attributable to common shareholders
Net (loss) income and net loss attributable to common shareholders- Operating results for the first quarter of 2026 were negatively impacted by increases in valuation allowances, discounted cash flow fair value adjustment on loan restructuring recorded in provision for credit losses related to loans held for investment, and transaction expenses.
Book value per common share
The following table presents the calculation of our book value per common share (in thousands, except share and per share data):

	March 31, 2026	December 31, 2025
Total shareholders’ equity	$165,609	$174,937
Series A Preferred Stock ($25 liquidation preference per share)	(57,819)	(57,819)
Total shareholders’ equity, net of preferred stock	$107,790	$117,118
Number of common shares outstanding at period end	47,955,647	47,684,955
Book value per common share	$2.25	$2.46
The decrease in book value per common share is primarily due to cash dividends declared and paid for the three months ended March 31, 2026 on issued and outstanding common shares and shares of Series A Preferred Stock totaling $3.5 million, or $0.07 per common share, and net loss attributable to common shareholders for the three months ended March 31, 2026 of $6.1 million, or $0.13 per common share.
This quarter's net loss impacting the book value per common share was materially driven by 1) the non-cash discounted cash flow fair value adjustment on loan restructuring recorded in provision for credit losses related to loans held for investment of $3.9 million, or $0.08 per common share, and 2) contribution transactional expenses of $1.6 million or $0.03 per common share. The aggregate impact of both events is $5.5 million, or $0.11 per common share of book value decline from year end.
Liquidity and Capital Resources
Total assets at March 31, 2026 were $473.3 million compared to $460.0 million at December 31, 2025, an increase of $13.3 million, or 2.9%. The increase was due primarily to increases in investments in developmental real estate of $36.3 million and other assets of $4.0 million offset by decreases in loans held for investment, net of $22.5 million and investments in limited liability companies of $3.9 million. The increase in investments in developmental real estate and decrease in loans held for investment, net is primarily driven by the Nautilus loan restructuring as described elsewhere in this report.
Total liabilities at March 31, 2026 were $307.7 million compared to $285.1 million at December 31, 2025, an increase of $22.6 million, or 7.9%. This increase is primarily due to increases in senior secured notes payable of $10.1 million, lines of credit of $10.0 million and advances from borrowers of $1.3 million.
As of March 31, 2026, the Company’s capital structure consisted of a mix of unsecured listed notes, senior secured notes, and revolving credit facilities. The increase in secured financing during 2025 reflects management’s strategy to diversify funding sources. While secured borrowings increased asset encumbrance, they also provide longer-term capital stability and improved liquidity flexibility. We monitor asset coverage ratios, covenant compliance and refinancing risk associated with upcoming maturities.
Total shareholders’ equity at March 31, 2026 was $165.6 million compared to $174.9 million at December 31, 2025, a decrease of $9.3 million, or 5.3%. This decrease was due primarily to an aggregate of $3.5 million of dividends paid to holders of Series A Preferred Stock and common shares during the quarter and a net loss of $6.1 million for the period, offset by a $0.3 million increase in additional paid-in capital related to stock-based compensation.
Historically, we have distributed a substantial portion of our earnings to shareholders in order to maintain our REIT qualification. Dividend levels are determined by the Board of Directors based on taxable income, capital needs, liquidity, market conditions and regulatory requirements. Accordingly, dividend levels may fluctuate from period to period depending on operating performance, credit trends, asset repositioning activity and capital market access.

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
These sources and uses of cash are reflected in our unaudited Condensed Consolidated Statements of Cash Flows as summarized below:

	Three Months Ended		One Year-Change
Amount	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)
Cash and cash equivalents, January 1	$10,924	$18,066	$(7,142)	(39.5)%
Net cash provided by operating activities	835	191	644	337.2%
Net cash (used in) provided by investing activities	(16,504)	5,747	(22,251)	(387.2)%
Net cash provided by financing activities	16,310	410	15,900	3878.0%
Cash and cash equivalents, March 31	$11,565	$24,414	$(12,849)	(52.6)%
For a detailed breakdown of our cash flows during the three months ended March 31, 2026 and 2025, see our Condensed Consolidated Statement of Cash Flows.
We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, transaction expenses, dividend payments, interest and principal payments on our indebtedness, including repayment/refinancing of the Notes maturing in December 2026 and March 2027, and payments for usual and customary operating and administrative expenses. Based on this analysis, we believe that our current cash balances, availability on our debt facilities, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.
Our long-term cash needs will include principal and interest payments on outstanding indebtedness including notes payable in the principal amount of $173.2 million maturing late in 2026 and in 2027, preferred stock dividends and funding of new mortgage loans. Specific to the maturities in 2026 and 2027, we believe that we will address these maturities through a combination of operating cash flow, credit facility capacity, secured financing alternatives and potential capital markets transactions, subject to market conditions. There can be no assurance that refinancing will occur on terms similar to existing obligations. We continue to proactively evaluate capital market access and balance sheet positioning in advance of these maturities. In general, funding for long-term cash needs will come from unused net proceeds from financing activities, operating cash flows, refinancing existing debt, and proceeds from sales of investment in developmental real estate and real estate owned.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

Contractual Obligations
As of March 31, 2026, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans and limited liability company investments.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Unfunded portions of outstanding construction loans	$33,116	$17,075	$16,041	$—	$—
Unfunded commitments to investments in LLC's	651	651	—	—	—
Total contractual obligations	$33,767	$17,726	$16,041	$—	$—
Recent Accounting Pronouncements
See Note 2 — Significant Accounting Policies — to our unaudited condensed consolidated financial statements for explanation of recent accounting pronouncements impacting us.
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4.   CONTROLS AND PROCEDURES
(a)Evaluation and Disclosure Controls and Procedures
As of March 31, 2026, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, and as a result of the material weakness in internal control over financial reporting described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness in the design and operation of controls over the accounting and disclosure for complex, nonroutine transactions involving noncash loan workouts, asset acquisitions and related fair value measurements. Specifically, our controls were not designed and operating effectively to ensure sufficient contemporaneous fair value analysis and documentation of alternative accounting conclusions before management reached definitive accounting and disclosure conclusions for such transactions.
This material weakness related to the accounting and disclosure evaluation of the Company's February 2026 Naples, Florida assets transaction. As a result of the final accounting analysis, the Company recorded a fair value adjustment loss included in provision for credit losses related to loans held for investment in the quarter ended March 31, 2026. The adjustment was recorded before issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Remediation Plan
Management is implementing remediation measures designed to address the material weakness, including: (i) a complex transaction trigger checklist for material noncash transactions, loan workouts, asset acquisitions, foreclosures and deeds-in-lieu, loan modifications with equity transfers and control changes; and (ii) enhanced review of definitive accounting impact language in SEC filings when accounting conclusions remain preliminary or subject to auditor resolution. These efforts are ongoing as of the date of this filing.
(b)Changes in Internal Control Over Financial Reporting
Other than the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.   Risk Factors
There have been no material changes to the risk factors set forth under “Risk Factors” in Part I, Item 1A of our Annual Report, filed with the SEC on March 13, 2026, other than as described below.

The consummation of the Transaction is subject to a number of conditions which, if not satisfied or waived, would adversely impact our ability to complete the Transaction.

The Transaction is subject to certain closing conditions, including, among others: (1) the receipt by us of the affirmative vote of the holders of a majority of the outstanding Common Shares approving the Transaction (the “Sachem Shareholder Approval”); (2) the absence of any injunction or other order prohibiting consummation of the Transaction; (3) the accuracy of the representations and warranties of each party, subject to customary material adverse effect and materiality qualifications; (4) the performance in all material respects by each party of its covenants and obligations under the Contribution Agreement; (5) the absence of "Material Adverse Effect" (as defined in the Contribution Agreement) on either party; (6) the receipt by each party of a tax opinion from nationally recognized REIT counsel; (7) the consummation of the Pre-Closing Reorganization (as defined in the Contribution Agreement); (8) the delivery by each party of the Determination Date Certificates (as defined in the Contribution Agreement); (9) the delivery by each party of officer’s certificates regarding accuracy of representations and warranties; (10) the execution and delivery of specified transaction documents; and (11) other customary conditions specified in the Contribution Agreement. There can be no assurance these conditions will be satisfied or waived, if permitted.

In addition, although there is no financing condition to the closing of the Transaction, it is anticipated that we will enter into a new credit facility or other debt financing in connection with the Transaction. No assurance can be given that any new credit facility or other debt financing will be available in the amounts, at the costs or on the terms contemplated, or at all, and the inability to obtain such financing could materially and adversely affect our ability to close the Transaction.

Therefore, we cannot provide any assurance with respect to the timing of the closing of the Transaction, or that the Transaction will be completed at all.

Failure to complete the Transaction could adversely affect the market price of our Common Shares and our future business and financial results.

We cannot assure you that the conditions to closing of the Transaction will be satisfied or waived or that the Transaction will be completed. If the Transaction is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Transaction, including the following:

•upon termination of the Contribution Agreement under specified circumstances, we may be required to pay IRG Global a termination fee of $4.0 million;
•we have incurred, and will continue to incur, significant transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Transaction closes; and
•the Transaction, whether or not it closes, will divert the attention of certain management and other key employees from our ongoing business activities, including the pursuit of other opportunities that could be beneficial to us.

If the Transaction is not completed, these risks could materially affect our business and financial results and the market price of our Common Shares, including to the extent that the current market price of our Common Shares reflects, and is positively affected by, a market assumption that the Transaction will be completed.

The Contribution Agreement contains provisions that could discourage a potential competing acquirer from making a favorable proposal to us and, in specified circumstances, could require us to make a termination payment to IRG Global.

The Contribution Agreement contains certain provisions that restrict our ability to solicit, initiate, knowingly encourage or knowingly facilitate any proposals for, or that could reasonably lead to, alternative transactions with a third party, or participate in discussions relating to an alternative transaction or a proposal or inquiry related thereto, furnish non-public information to third parties relating to an alternative transaction or a proposal or inquiry therefor, change our board of directors’ recommendation to our shareholders or enter into an agreement with respect to any proposal for an alternative transaction, in each case, subject to certain exceptions. In addition, IRG Global generally has an opportunity to offer to modify the terms of the Contribution Agreement in response to any competing acquisition proposal before our board of directors may withdraw or qualify its recommendation with respect to the Transaction.

We will be required to pay IRG Global a termination fee of $4.0 million if the Contribution Agreement is terminated under certain specified circumstances, including (i) a termination by us, prior to obtaining the Sachem Shareholder Approval, in order to enter into a definitive agreement with respect to a Superior Acquisition Proposal (as defined in the Contribution Agreement), (ii) a termination by IRG Global following a Transferee Parent Adverse Recommendation Change (as defined in the Contribution Agreement) or our approval or entry into an alternative acquisition agreement, or (iii) certain terminations for failure to close by the outside date (which is April 30, 2027), our uncured terminating breach or failure to obtain the Sachem Shareholder Approval, in each case, if a qualifying competing acquisition proposal has been announced, disclosed or otherwise communicated prior to such termination and, within 12 months after the termination, we consummate, or enter into and subsequently consummate, a competing acquisition transaction.

These provisions could discourage a potential competing acquirer or other third party that might have an interest in acquiring all or a significant portion of us or our assets from considering or proposing such a competing transaction, even if such third party were prepared to pay consideration with a higher value than the value implied by the Transaction. These provisions also might result in a potential competing acquirer proposing to pay a lower price to holders of our Common Shares than it might otherwise have proposed to pay because of the added expense of the termination payment that may become payable to IRG Global in certain circumstances under the Contribution Agreement.

If the Contribution Agreement is terminated and after the termination we seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Transaction.

The pendency of the Transaction could adversely affect our business and operations.

In connection with the pending Transaction, some borrowers, lenders, noteholders, service providers or other counterparties may react unfavorably or delay or defer decisions concerning their business relationships or transactions with us, which could adversely affect our business, financial condition and results of operations, regardless of whether the Transaction is completed. In addition, due to certain restrictions in the Contribution Agreement on the conduct of our business prior to completing the Transaction, we may be unable (without IRG Global’s prior written consent), during the pendency of the Transaction, to pursue strategic transactions, undertake certain significant financing transactions, originate new loans above specified thresholds, enter into or modify certain material contracts and otherwise pursue other restricted actions, even if such actions would prove beneficial, and such restrictions may cause us to forego certain opportunities we might otherwise pursue absent the Contribution Agreement. In addition, the pendency of the Transaction may make it more difficult for us to effectively retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.

We and/or IRG Global may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Transaction from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into significant transaction agreements. Lawsuits or other proceedings may be brought against us and/or IRG Global challenging, among other things, the adequacy of the disclosures in the proxy statement or other disclosures we make in connection with the Transaction, the process conducted by our respective boards of directors, the terms of the Contribution Agreement, alleged breaches of fiduciary duties by our respective directors and/or officers, or the fairness of the consideration in connection with the Transaction. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources from us and/or IRG Global. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by us and/or IRG Global, which could have a negative impact on our and/or IRG Global’s liquidity, results of operations and financial condition. In addition, the pendency of such litigation could create uncertainty and negatively affect our relationships with borrowers, lenders, noteholders, service providers and other counterparties, and could impair our ability to recruit and retain employees.

Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Transaction, then that injunction may delay or prevent the Transaction from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operations and financial condition. Any such delay could also result in the Transaction not being consummated before the outside date (which is April 30, 2027), which could give rise to termination rights under the Contribution Agreement. Even if we are ultimately successful in defending against such claims, the costs and distraction of litigation during the pendency of the Transaction could materially and adversely affect our business, results of operations and financial condition, as well as the price of our Common Shares.

Our existing shareholders will experience substantial dilution, and IRG Global will have significant influence over us, as a result of the Transaction.

If the Transaction is completed, our existing shareholders will experience substantial dilution of their economic ownership and voting power. Immediately following the closing of the Transaction, IRG Global is expected to hold approximately 94.1% of the outstanding OP Units of the Operating Partnership, with our existing common shareholders retaining ownership of approximately 5.9% on a fully diluted basis. IRG Global also will receive Class B Shares in the Transaction, which will have no economic rights, but are expected initially to represent, in the aggregate, 51% of the total voting power of all outstanding common shares entitled to vote generally in the election of directors for so long as IRG Global’s aggregate economic interest in the Operating Partnership equals or exceeds 51% of the outstanding OP Units. In addition, the partnership agreement of the Operating Partnership will provide IRG Global, for so long as it owns more than 35% of the outstanding OP Units, with consent rights over specified material actions of the Operating Partnership and its subsidiaries, including, but not limited to, equity issuances to third parties, debt incurrence, distributions, property acquisitions and dispositions, material contracts, leases and capital expenditures above certain thresholds, and hiring or terminating property managers or key executives.

As a result, following the closing of the Transaction, our existing shareholders will have significantly less influence over the management, policies and operations of the combined company than they currently have with respect to Sachem. The interests of IRG Global may differ from the interests of our existing shareholders, and IRG Global’s ownership and governance rights may make it more difficult for existing shareholders to influence significant corporate decisions. These effects may adversely affect the market price of our securities and may discourage a third party from seeking to acquire us or otherwise engage in a strategic transaction with us following the closing of the Transaction.

The Transaction represents a strategic transformation of our business, and we may not be able to successfully operate the combined company or realize the anticipated benefits of the Transaction.

Historically, we have operated as a real estate finance company that specializes in originating, underwriting, funding, servicing and managing a portfolio of short-term loans secured by first mortgage liens on real property. If completed, the Transaction will result in a significant transformation of our business, asset base, operations and investment strategy, as an industrial property REIT with a real estate capital solutions platform.

The management and operation of an industrial property REIT require different expertise and experience, and involve different risks, than those associated with our historical real estate finance business, including risks relating to property ownership and operation, leasing, tenant credit, occupancy levels, capital expenditures, environmental matters, property-level expenses, financing, asset management and competition in the industrial real estate sector. Although we expect to benefit from property management and other agreements with affiliates of IRG Global, we may not have sufficient experience, personnel, systems, controls or resources to manage these risks effectively following the closing of the Transaction. We also may not be able to successfully implement the combined company’s business strategy, realize the expected benefits of the Transaction, manage the contributed portfolio, integrate the contributed business with our existing operations or operate the combined company in a manner that produces the results we expect. If we are unable to manage this strategic transformation successfully, our business, financial condition, results of operations, cash flows, ability to pay dividends and the market price of our securities could be materially and adversely affected.

We have identified a material weakness in our internal control over financial reporting. If we fail to properly remediate this material weakness or if we are otherwise unable to maintain an effective system of internal control over financial reporting, material misstatements in our financial statements could occur and we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, our business, results of operations and financial condition, the trading price of our common shares, and our ability to remain listed on the NYSE American.

We identified a material weakness in our internal control over financial reporting related to the design and operation of controls over the accounting and disclosure for complex, nonroutine transactions involving noncash loan workouts, asset acquisitions and related fair value measurements, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein. See Part I, Item 4 “Controls and Procedures” of this quarterly report for additional information about this material weakness and our remediation efforts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary to provide reliable financial reporting and prevent fraud. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could be adversely affected and we could become subject to litigation or regulatory investigations. We continue to evaluate and implement steps to remediate the material weakness. These remediation measures may be time-consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The material weakness in our internal control over financial reporting will not be considered remediated until the management review control operates for a sufficient period of time and management concludes, through testing, that the control operates effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, specifically potential goodwill impairments, which could cause our financial results to be materially misstated. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which could adversely affect investor confidence in us, our business, results of operations and financial condition, the trading price of our common shares, and our ability to remain listed on the NYSE American.

Item 6.   EXHIBITS

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement (1)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (7)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (17)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (11)
3.1(f)	Certificate of Amendment to Certificate of Incorporation filed on November 13, 2025 (6)
3.2	Amended and Restated Bylaws, effective as of March 25, 2025 (19)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (3)
4.2	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate. (7)
4.3	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.4	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.3 above).
4.5	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (8)
4.6	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.5 above)
4.7	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (20)
4.8	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.7 above)
4.9	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (10)
4.10	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.9 above)
4.11	Revolving Credit Note, dated March 20, 2025, in the principal amount of $50 million in favor of Needham Bank, as lender (18)
4.12	Note Purchase and Guaranty Agreement, dated June 11, 2025 (21)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.1(a)**	Amendment to Employment Agreement by and between John L. Villano and Sachem Capital Corp. (5)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
10.3
Credit and Security Agreement, dated as of March 20, 2025, among SN Holdings, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (18)

10.3(a)
Amendment No.1 to the Credit and Security Agreement, dated as of June 9, 2025, among SN Holdings, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (23)

10.3(b)
Amendment No.2 to the Credit and Security Agreement, dated as of January 21, 2026, among SN Holdings, as the borrower, Sachem Capital Corp., as the guarantor, the lenders party thereto and Needham Bank, as administrative agent (9)

10.4**	Final Form of the Restrictive Stock Grant Agreement dated February 17, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (13)
10.5**	Final Form of the Restricted Stock Grant Agreement dated March 19, 2024 under the Sachem Capital Corp. 2016 Equity Compensation Plan between the Company and John L. Villano (14)
10.6	Cooperation Agreement, dated August 20, 2024, between Sachem Capital Corp. and Blackwells Capital LLC, Blackwells Onshore I LLC and Jason Aintabi (15)
10.7**
Final Form of the Restrictive Stock Grant Agreement dated September 7, 2023 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Leslie Bernhard, Arthur Goldberg and Brian Prinz (16)

10.8**
Final Form of the Restrictive Stock Grant Agreement dated March 10, 2025 under the Sachem Capital Corp. 2016 Equity Compensation Plan between Sachem Capital Corp. and each of Arthur Goldberg, Brian Prinz and Jeffery Walraven (19)

10.9	Sachem Capital Corp. 2025 Omnibus Incentive Plan (22)
10.10
Restricted Stock Award Agreement, dated August 11, 2025, under the Sachem Capital Corp. 2025 Omnibus Incentive Plan between Sachem Capital Corp. and John L. Villano (a portion of the exhibit has been excluded from the exhibit because it both (i) is not material and (ii) is the type that the company treats as private or confidential) (25)

10.11**	Employment Agreement by and between Jeffery C. Walraven and Sachem Capital Corp. effective as of September 1, 2025 (24)
10.12**
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

SACHEM CAPITAL CORP.
Date: May 19, 2026	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2026	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Accounting and Financial Officer)