Form 10-Q
period 2026-06-30
Sachem Capital Corp.
filed 2026-08-05
CIK 1682220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
As of August 4, 2026, the Issuer had a total of 47,954,632 common shares, $0.001 par value per share, outstanding.

SACHEM CAPITAL CORP.
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) for the three and six months ended June 30, 2026 includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding the pending transaction with Industrial Realty Group Global, LLC, our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “anticipate,” “estimate,” “expect,” “project,” “plan,” “seek,” “intend,” “believe,” “may,” “might,” “will,” “should,” “could,” “likely,” “continue,” “design,” and the negative of such terms and other words and terms of similar expressions are intended to identify forward-looking statements.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to numerous risks, uncertainties and assumptions, some of which are described in our 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”), this Report and other documents we file with the SEC from time to time. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
ii

PART I.        FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$28,819	$10,924
Investment securities (at fair value)	803	936
Loans held for investment (net of deferred loan fees of $1,753 and $2,230)	335,804	375,188
Allowance for credit losses	(13,491)	(11,510)
Loans held for investment, net	322,313	363,678
Interest and fees receivable (net of allowance of $1,233 and $2,598)	3,975	4,116
Due from borrowers (net of allowance of $2,043 and $1,084)	4,413	6,978
Real estate owned (net of impairment of $1,028 and $1,110)	20,968	16,402
Investments in limited liability companies	34,237	39,132
Investments in developmental real estate, net	45,536	9,719
Property and equipment, net	3,043	3,160
Other assets	8,793	5,002
Total assets	$472,900	$460,047

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable (net of deferred financing costs of $1,213 and $1,905)	$172,041	$171,349
Senior secured notes payable (net of deferred financing costs of $3,152 and $3,427)	96,848	86,573
Mortgage payable	873	917
Lines of credit	36,500	19,000
Accounts payable and accrued liabilities	4,727	3,255
Advances from borrowers	3,119	4,016
Total liabilities	314,108	285,110

Commitments and Contingencies - Note 14

Shareholders’ equity:
Preferred shares - $0.001 par value; 5,000,000 shares authorized; 3,332,000 shares designated as Series A Preferred Stock; 2,312,758 shares of Series A Preferred Stock issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Common Shares - $0.001 par value; 200,000,000 shares authorized; 47,954,632 and 47,684,955 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	48	48
Additional paid-in capital	258,332	257,905
Cumulative net earnings	30,372	41,826
Cumulative dividends paid	(129,962)	(124,844)
Total shareholders’ equity	158,792	174,937
Total liabilities and shareholders’ equity	$472,900	$460,047
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income from loans	$7,252	$7,482	$16,006	$15,370
Interest income from limited liability company investments	750	859	1,608	2,801
Interest expense and amortization of deferred financing costs	(6,328)	(6,139)	(12,387)	(12,233)
Net interest income	1,674	2,202	5,227	5,938
Provision for credit losses related to loans held for investment	(2,551)	(925)	(7,923)	(1,977)
Change in valuation allowance related to loans held for sale	—	1,043	—	1,047
Net interest (loss) income after provision for credit losses related to loans held for investment and changes in valuation allowance related to loans held for sale	(877)	2,320	(2,696)	5,008
Other income
Fee income from loans	1,146	1,771	2,438	3,196
Income from limited liability company investments	71	119	176	229
Other investment income	4	12	7	17
Gain (loss) on equity securities	7	821	(133)	696
Other income	134	532	277	604
Total other income	1,362	3,255	2,765	4,742
Operating expenses
Compensation and employee benefits	(1,937)	(1,821)	(4,075)	(3,592)
General and administrative expenses	(1,450)	(1,304)	(3,413)	(2,659)
Transaction expenses	(2,567)	—	(4,175)	—
Impairment loss on real estate	(288)	—	(191)	—
Gain on sale of investments in developmental real estate, real estate owned, and property and equipment, net	475	131	671	131
Other expenses	(95)	(694)	(340)	(839)
Total operating expenses	(5,862)	(3,688)	(11,523)	(6,959)
Net (loss) income	(5,377)	1,887	(11,454)	2,791
Preferred stock dividends	(1,120)	(1,118)	(2,240)	(2,235)
Net (loss) income attributable to common shareholders	$(6,497)	$769	$(13,694)	$556

Basic and diluted (loss) income per common share	$(0.14)	$0.02	$(0.29)	$0.01
Basic and diluted weighted average number of common shares outstanding	47,281,931	46,875,187	47,230,349	46,830,215
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands, except share data)

	FOR THE THREE MONTHS ENDED JUNE 30, 2026
	Preferred Shares		Common Shares		Additional Paid in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, April 1, 2026	2,312,758	$2	47,955,647	$48	$258,172	$35,749	$(128,362)	$165,609
Stock-based compensation, less shares forfeited	—	—	(1,015)	—	160	—	—	160
Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(1,120)	(1,120)
Dividends paid on Common Shares	—	—	—	—	—	—	(480)	(480)
Net loss	—	—	—	—	—	(5,377)	—	(5,377)
Balance, June 30, 2026	2,312,758	$2	47,954,632	$48	$258,332	$30,372	$(129,962)	$158,792

	FOR THE THREE MONTHS ENDED JUNE 30, 2025
	Preferred Shares		Common Shares		Additional Paid in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, April 1, 2025	2,306,748	$2	47,310,139	$47	$257,220	$36,422	$(114,352)	$179,339
Stock-based compensation, less shares forfeited	—	—	—	—	164	—	—	164
Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(1,118)	(1,118)
Dividends paid on Common Shares	—	—	—	—	—	—	(2,365)	(2,365)
Net income	—	—	—	—	—	1,887	—	1,887
Balance, June 30, 2025	2,306,748	$2	47,310,139	$47	$257,384	$38,309	$(117,835)	$177,907
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)
(dollars in thousands, except share data)

	FOR THE SIX MONTHS ENDED JUNE 30, 2026
	Preferred Shares		Common Shares		Additional Paid in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, January 1, 2026	2,312,758	$2	47,684,955	$48	$257,905	$41,826	$(124,844)	$174,937
Stock-based compensation, less shares forfeited	—	—	269,677	—	427	—	—	427
Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(2,240)	(2,240)
Dividends paid on Common Shares	—	—	—	—	—	—	(2,878)	(2,878)
Net loss	—	—	—	—	—	(11,454)	—	(11,454)
Balance, June 30, 2026	2,312,758	$2	47,954,632	$48	$258,332	$30,372	$(129,962)	$158,792

	FOR THE SIX MONTHS ENDED JUNE 30, 2025
	Preferred Shares		Common Shares		Additional Paid in Capital	Cumulative Net Earnings	Cumulative Dividends Paid	Totals
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,306,748	$2	46,965,306	$47	$256,956	$35,518	$(110,872)	$181,651
Stock-based compensation, less shares forfeited	—	—	344,833	—	428	—	—	428
Dividends paid on Series A Preferred Stock	—	—	—	—	—	—	(2,235)	(2,235)
Dividends paid on Common Shares	—	—	—	—	—	—	(4,728)	(4,728)
Net income	—	—	—	—	—	2,791	—	2,791
Balance, June 30, 2025	2,306,748	$2	47,310,139	$47	$257,384	$38,309	$(117,835)	$177,907
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,454)	$2,791
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	1,035	1,101
Depreciation and amortization expense	152	234
Stock-based compensation	427	428
Provision for credit losses related to loans held for investment	7,923	1,977
Change in valuation allowance related to loans held for sale	—	(1,047)
Impairment loss on real estate owned	191	—
Gain on sale of real estate owned and property and equipment, net	(671)	(131)
Loss (gain) on equity securities	133	(696)
Change in deferred loan fees	(477)	681
Changes in operating assets and liabilities:
Interest and fees receivable, net	(332)	(462)
Other assets	310	(1,010)
Due from borrowers, net	(448)	(2,277)
Accounts payable and accrued liabilities	1,355	(996)
Advances from borrowers	(897)	99
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,753)	692

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of investment securities	—	1,174
Purchase of interests in limited liability companies	(721)	(5,731)
Proceeds from investments in limited liability companies	5,616	10,963
Proceeds from sale of real estate owned	2,402	1,559
Purchase of property and equipment	—	(43)
Investments in developmental real estate	(1,104)	(1,022)
Proceeds from sale of investments in developmental real estate	1,215	—
Principal disbursements for loans	(79,308)	(80,952)
Principal collections on loans	70,360	71,394
NET CASH USED IN INVESTING ACTIVITIES	(1,540)	(2,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from lines of credit	38,500	36,100
Repayments on lines of credit	(21,000)	(49,862)
Proceeds from repurchase agreements	—	11,693
Repayments of repurchase agreements	—	(30,959)
Repayment of mortgage payable	(44)	(42)
Dividends paid on common shares	(2,878)	(4,728)
Dividends paid on Series A Preferred Stock	(2,240)	(2,235)
Proceeds from issuance of Senior Secured Notes	10,000	50,000
Payments of deferred financing costs	(150)	(3,593)
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,188	6,374
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,895	4,408
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	10,924	18,066
CASH AND CASH EQUIVALENTS – END OF PERIOD	$28,819	$22,474
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (unaudited)
(dollars in thousands)

	Six months ended
	June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the period for interest	$11,437	$11,005
Real estate acquired in connection with foreclosure of certain mortgages	$6,500	$6,298
Loans held for sale transferred to loans held for investment	$—	$6,479
Developmental real estate acquired in restructuring of loan held for investment	$35,948	$1,696
Loans held for investment transferred to other assets	$454	$—
Loans originated from sale of real estate owned	$—	$840
The accompanying notes, together with the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are an integral part of these financial statements.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

1.    The Company
Sachem Capital Corp. (the “Company”), a New York corporation, specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. The Company operates its business as one segment. The Company offers short-term (i.e., one to three years), secured, non-bank loans to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing the Company’s loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is typically secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. The Company does not lend to owner occupants of residential real estate. The Company’s primary underwriting criterion is a conservative loan to value ratio. In addition, the Company may make opportunistic real estate purchases apart from its lending activities.
Segment Reporting
The Company uses the management approach to determine reportable operating segments. The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through its investments in real estate mortgage loans and real estate. The management approach considers the internal organization and reporting used by the Company’s Chief Executive Officer, whom serves as the chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income. In addition to other factors and metrics, the CODM utilizes net income as a key determinant of the amount of dividends to be distributed to the Company's shareholders.
As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Balance Sheets as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations
Contribution Agreement with Industrial Realty Group Global, LLC
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
Prior to the closing of the Transaction (the “Closing”), the Company will complete a series of pre-closing reorganization steps, including (i) forming the Operating Partnership and contributing all or substantially all of its assets thereto, (ii) redomesticating from the State of New York to the State of Delaware, (iii) effecting a 20-to-1 reverse stock split of all issued and outstanding Common Shares (as defined below), following which such shares will be redesignated as Class A common stock of the Company (the “Class A Shares”), (iv) authorizing a new class of Class B Common Stock (the “Class B Shares”), (v) adjusting the conversion and anti-dilution rights applicable to the issued and outstanding preferred stock of the Company in accordance with the applicable certificate of designations to reflect the reverse stock split, and (vi) changing its corporate name to “IRG Realty Trust, Inc.”

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

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
2.    Significant Accounting Policies
The significant accounting policies of the Company, unless further updated below, are consistent with those disclosed in Note 2 to the Company’s audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 13, 2026 (the "2025 Annual Report").
Unaudited Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. However, in the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

December 31, 2025 and the notes thereto included in the 2025 Annual Report. The balance sheet information as of December 31, 2025 is derived from audited financial statements, but does not include all disclosures required by GAAP. Results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the operating results to be attained in the entire fiscal year or for any subsequent period.
Basis of Presentation and Principles of Consolidation
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for credit losses and valuation of real estate owned.
The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of all subsidiaries in which the Company has control over significant operating, financial and investing decisions of the entity. All intercompany accounts and transactions have been eliminated in consolidation.
Variable Interest Entities
The Company consolidates SN Holdings LLC (“SN Holdings”), a wholly owned subsidiary of the Company established for the sole purpose of acting as the borrower under the revolving credit facility with Needham Bank (as described in Note 9 below), and Sachem Capital Corporation Holdings, LLC ("Holdings"), an indirect, wholly-owned subsidiary of the Company, formed for the sole purpose of acting as the issuer of the $100 million Senior Secured Notes (defined below). SN Holdings and Holdings are variable interest entities (“VIEs”) under the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation, as they were established with insufficient equity at risk and do not have independent operations apart from the Company. The Company has determined that it is the primary beneficiary of SN Holdings and Holdings because it has both (i) the power to direct the activities that most significantly impact their economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to each entity, primarily through its role as the guarantor and through its ability to direct all operational and financing decisions.
As of June 30, 2026, SN Holdings had total assets of $99.3 million and total liabilities of $38.6 million, consisting primarily of collateralized mortgage loans and borrowings under the Needham Credit Facility (defined below). The assets of SN Holdings can only be used to settle obligations of SN Holdings and are not available to the Company or its creditors, other than as permitted under the intercompany guaranty and lien release provisions of the Needham Credit Facility.
As of June 30, 2026, Holdings had total assets of $187.1 million and total liabilities of $99.2 million, consisting primarily of collateralized mortgage loans and indebtedness evidenced by the Senior Secured Notes. The assets of Holdings can only be used to settle obligations of Holdings and are not available to the Company or its creditors.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

The following table presents the assets and liabilities of our consolidated VIEs:

	June 30, 2026
(in thousands)	SN Holdings	Holdings
Assets
Cash and cash equivalents	$200	$21,401
Loans held for investment	99,140	162,226
Allowance for credit losses	(1,711)	(2,431)
Loans held for investment, net	97,429	159,795
Interest and fees receivable, net	675	1,693
Due from borrowers, net	1,029	1,418
Other assets	—	2,773
Total assets	$99,333	$187,080
Liabilities
Senior secured notes payable, net	$—	$96,848
Lines of credit	36,500	—
Accounts payable and accrued liabilities	477	1,279
Advances from borrowers	1,608	1,110
Total liabilities	$38,585	$99,237
3.    Fair Value Measurement
The following table presents assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement
(in thousands)	June 30, 2026	December 31, 2025
Level 1
Investment securities	$803	$936
Certain assets are measured at fair value on a nonrecurring basis; that is, not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment.) The following table illustrates assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurement
(in thousands)	June 30, 2026	December 31, 2025
Level 3
Individually evaluated loans, net of allowance for credit losses	$100,447	$114,028
Real estate owned, net	20,968	16,402
Investments in developmental real estate, net	19,168	—

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

The following table presents the carrying amounts and fair values of financial instruments at June 30, 2026 and December 31, 2025:

	Carrying Amount		Fair Value Measurement
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Level 1
Cash and cash equivalents	$28,819	$10,924	$28,819	$10,924
Notes payable (listed) - fixed rate debt	172,041	171,349	170,422	163,854
Level 2
Lines of credit	36,500	19,000	36,500	19,000
Level 3
Loans held for investment, net	322,313	363,678	322,313	363,678
Interest and fees receivable and due from borrowers	8,388	11,094	8,388	10,963
Investments in limited liability companies	34,237	39,132	34,237	39,132
Advances from borrowers	3,119	4,016	3,119	4,016
Senior secured notes payable	96,848	86,573	105,423	89,277
Mortgage payable	873	917	873	917
4.    Loans and Allowance for Credit Losses
Loans include loans held for investment that are accounted for at amortized cost net of allowance for credit losses. The classification for a loan is based on management’s strategy for the loan.
Loans held for investment
As of June 30, 2026 and December 31, 2025, the Company had 100 and 115 loans held for investment, respectively.
As of June 30, 2026 and December 31, 2025, the Company had direct reserves on outstanding principal for loans held for investment of $8.9 million and $6.3 million, respectively.
Loan portfolio
As of June 30, 2026 and December 31, 2025, loans held for investment on non-accrual status had an outstanding principal balance of $95.8 million and $117.6 million, respectively. The non-accrual loans are inclusive of loans pending foreclosure. The following table summarizes the Company’s loan portfolio by past due status:

	Loans held for investment
(in thousands)	Current	30-59 days past due	60-89 days past due	90 days and greater	Total
As of June 30, 2026	$255,512	$—	$1,710	$80,335	$337,557
As of March 31, 2026	$259,192	$37,956	$1,360	$57,327	$355,835
As of December 31, 2025	$239,615	$20,218	$—	$117,585	$377,418
As of June 30, 2026 and December 31, 2025, there were no loans on accrual status that were 90 days or greater past due in their payment obligations. As of June 30, 2026 and December 31, 2025, there were loans 90 days and greater past due with gross principal balances of $60.3 million and $96.8 million, respectively, for which no specific allowance for credit losses was recorded. As of June 30, 2026 and December 31, 2025, there were loans 90 days and greater past due with gross principal balances of $20.0 million and $20.8 million, respectively, for which specific allowances were recorded.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

The aggregate gross outstanding principal of loans in pending/pre-foreclosure as of June 30, 2026, and December 31, 2025, was $31.6 million and $37.5 million, respectively. As of June 30, 2026, and December 31, 2025, the Company had directly reserved against these loans in foreclosure in the amounts of $6.8 million and $4.2 million, respectively. Further, as of June 30, 2026 and December 31, 2025, the Company had direct reserves against non-performing loans held for investment that experienced declines in fair value of $2.1 million and $2.1 million, respectively.
As of June 30, 2026, the Company’s mortgage loan portfolio includes loans with stated interest rates ranging from 7.25% to 15.0%. The default interest rate is generally 18.0%, but could be more or less depending on state usury laws and other considerations deemed relevant by the Company.
As of June 30, 2026, no borrower exceeded 10% of the Company's outstanding mortgage loan portfolio. At December 31, 2025, the Company had one borrower representing 13.3% of the outstanding mortgage loan portfolio. These loans were included in our nonperforming loan portfolio at December 31, 2025.
The following table presents the Company’s loans held for investment by geographic location as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Value	% of Portfolio	Carrying Value	% of Portfolio
New England	$137,801	40.9%	$163,049	43.2%
Mid-Atlantic	48,098	14.2%	40,483	10.7%
South	138,213	40.9%	170,441	45.2%
West	13,445	4.0%	3,445	0.9%
Total	$337,557	100.0%	$377,418	100.0%
The following tables present the carrying value of the Company’s loans held for investment based on credit quality indicators in assessing estimated credit losses and year of origination at the dates indicated:

	June 30, 2026	Year Originated (1)
FICO Score (2)(in thousands)	Carrying Value	2026	2025	2024	2023	2022	Prior
Under 500	$—	$—	$—	$—	$—	$—	$—
501-550	35	—	—	—	—	—	35
551-600	—	—	—	—	—	—	—
601-650	25,042	10,000	1,218	4,445	649	2,628	6,102
651-700	64,152	—	15,288	2,453	3,591	9,042	33,778
701-750	105,188	33,239	25,534	7,675	12,154	5,298	21,288
751-800	143,140	2,456	38,644	18,897	49,319	13,737	20,087
801-850	—	—	—	—	—	—	—
Total	$337,557	$45,695	$80,684	$33,470	$65,713	$30,705	$81,290

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	December 31, 2025	Year Originated (1)
FICO Score (2)(in thousands)	Carrying Value	2025	2024	2023	2022	2021	Prior
Under 500	$142	$—	$142	$—	$—	$—	$—
501-550	35	—	—	—	—	—	35
551-600	—	—	—	—	—	—	—
601-650	17,665	2,914	4,250	1,025	3,102	—	6,374
651-700	81,859	18,654	4,017	10,594	9,010	38,375	1,209
701-750	125,603	24,082	7,226	23,721	5,299	64,348	927
751-800	137,725	42,340	15,795	46,339	13,449	19,802	—
801-850	14,389	—	—	1,700	12,689	—	—
Total	$377,418	$87,990	$31,430	$83,379	$43,549	$122,525	$8,545
_______________________________________________________________
(1)Represents the year of origination or amendment where the loan was subject to a full re-underwriting.
(2)The FICO Scores are calculated at the inception of the loan and are updated if the loan is modified or on an as needed basis.
The following table presents the amortized cost of collateral dependent loans:

	June 30, 2026	December 31, 2025
	(in thousands)
Collateral Type	Collateral Dependent Loans	Collateral Dependent Loans
Residential	$38,565	$65,077
Commercial	49,629	27,700
Pre-Development Land	6,320	12,832
Mixed Use	14,825	14,666
Total	$109,339	$120,275

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

Loan modifications made to borrowers experiencing financial difficulty
The following tables present loan modifications during the periods indicated made to borrowers experiencing financial difficulty:

(in thousands)	Three months ended June 30, 2026
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$—	—%	Unpaid interest/taxes/charges added to principal balance
Term extension	23,272	7.2%	A weighted average of 8.5 months were added to the life of the loans

(in thousands)	Three months ended June 30, 2025
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$14,042	3.9%	Unpaid interest/taxes/charges added to principal balance
Term extension	25,559	7.0%	A weighted average of 7.7 months were added to the life of the loans

(in thousands)	Six months ended June 30, 2026
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$5,810	1.8%	Unpaid interest/taxes/charges added to principal balance
Term extension	55,141	17.1%	A weighted average of 3.6 months were added to the life of the loans

(in thousands)	Six months ended June 30, 2025
	Carrying Value	% of Total Carrying Value of Loans held for investment, net	Financial Effect
Principal modification, with no term extension	$14,042	3.9%	Unpaid interest/taxes/charges added to principal balance
Term extension	47,702	13.1%	A weighted average of 7.4 months were added to the life of the loans
As of June 30, 2026, the Company had commitments to fund an additional $2.0 million to borrowers experiencing financial difficulty. During the six months ended June 30, 2026, the Company modified the interest rate on five loans with an outstanding principal balance of $28.5 million. The change in the rate was due to taking the loan off default rate. As of June 30, 2025, the Company had committed to fund an additional $7.7 million to borrowers experiencing financial difficulty. During the six months ended June 30, 2025, the Company modified the interest rate on five loans with an outstanding principal balance of $18.9 million. The change in the rate was due to taking the loan off default rate.
The following table presents the performance of loans that have been modified during the twelve-month period ended June 30, 2026 to borrowers experiencing financial difficulty, of which none of 23 defaulted during the period.

(in thousands)	Current	90-119 days past due	120+ days past due	Total
Principal modification, with no term extension	$5,810	$—	$—	$5,810
Term extension	77,986	9,571	—	87,557

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

The following table presents the performance of loans that have been modified during the twelve-month period ended June 30, 2025 to borrowers experiencing financial difficulty, of which none of 31 defaulted during the period.

(in thousands)	Current	90-119 days past due	120+ days past due	Total
Principal modification, with no term extension	$15,268	$—	$—	$15,268
Term extension	61,692	12,895	—	74,587
Allowance for credit losses
The following table presents the financial statement line items that are impacted by the allowance for credit losses for the three months ended June 30, 2026:

	Balance as of March 31, 2026	Provision for (recovery of) credit losses related to loans	Charge-offs	Balance as of June 30, 2026
	(in thousands)
Loans held for investment	$12,401	$1,102	$(12)	$13,491
Interest and fees receivable	922	497	(186)	1,233
Due from borrower	1,791	753	(501)	2,043
Unfunded commitments	588	199	—	787
Total allowance for credit losses	$15,702	$2,551	$(699)	$17,554
The following table presents the financial statement line items that are impacted by the allowance for credit losses for the six months ended June 30, 2026:

	Balance as of December 31, 2025	Provision for (recovery of) credit losses related to loans	Charge-offs	Balance as of June 30, 2026
	(in thousands)
Loans held for investment	$11,510	$5,873	$(3,892)	$13,491
Interest and fees receivable	2,598	473	(1,838)	1,233
Due from borrower	1,084	1,460	(501)	2,043
Unfunded commitments	670	117	—	787
Total allowance for credit losses	$15,862	$7,923	$(6,231)	$17,554

The following table presents activity in the allowance for credit losses by geographic location with respect to loans held for investment for the three months ended June 30, 2026:

	Balance as of March 31, 2026	Provision for (recovery of) credit losses related to loans	Charge-offs	Allowance for credit losses as of June 30, 2026
	(in thousands)
New England	$6,599	$1,065	$—	$7,664
Mid-Atlantic	2,411	(158)	—	2,253
South	1,803	(55)	(12)	1,736
West	1,588	250	—	1,838
Total	$12,401	$1,102	$(12)	$13,491

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

The following table presents activity in the allowance for credit losses by geographic location with respect to loans held for investment for the six months ended June 30, 2026:

	Balance as of December 31, 2025	Provision for (recovery of) credit losses related to loans	Charge-offs	Allowance for credit losses as of June 30, 2026
	(in thousands)
New England	$6,429	$1,235	$—	$7,664
Mid-Atlantic	1,770	483	—	2,253
South	1,681	3,947	(3,892)	1,736
West	1,630	208	—	1,838
Total	$11,510	$5,873	$(3,892)	$13,491
The following table presents charge-offs on loan principal related to loans held for investment by fiscal year of origination for the three months ended June 30, 2026:

	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
Current period charge-offs	$—	$—	$—	$—	$—	$12	$12
Total	$—	$—	$—	$—	$—	$12	$12
The following table presents charge-offs on loan principal related to loans held for investment by fiscal year of origination for the six months ended June 30, 2026:

	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
Current period charge-offs	$—	$—	$—	$—	$—	$3,892	$3,892
Total	$—	$—	$—	$—	$—	$3,892	$3,892
5. Investment in Developmental Real Estate, Net
As of June 30, 2026 and December 31, 2025, investment in developmental real estate, net consisted of the following:

	As of June 30, 2026			As of December 31, 2025
(in thousands)	Cost	Accumulated Depreciation	Net investment	Cost	Accumulated Depreciation	Net investment

Land and land improvements	$8,350	$—	$8,350	$8,392	$(15)	$8,377
Building	19,563	(9)	19,554	1,346	(4)	1,342
Construction in progress	17,664	(32)	17,632	—	—	—
Total	$45,577	$(41)	$45,536	$9,738	$(19)	$9,719
In January 2026, the Company restructured the loan associated with its Naples, Florida mortgage receivable. Prior to the restructuring, the Company had designated the loan as a mortgage loan held for investment and was carried at $39.8 million. Through the restructuring, the Company acquired 100% of the membership interests of the entity holding the condominium assets associated with this loan. The assets acquired include three completed condominium units and an entitled parcel, including existing project costs classified as construction in progress for accounting purposes, for the

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

planned development of four additional condominium units. The transaction was accounted for in accordance with ASC 310 (Receivables). Based on a discounted cash flow model, the fair value of the assets acquired was estimated to be $35.9 million, resulting in a credit loss of $3.9 million upon restructuring of the loan. The discounted cash flow model utilized a 10.2% discount rate which is an unobservable input. The three completed condominium units carried at $19.2 million are classified as available for sale.
During the three and six months ended June 30, 2026, the Company sold one building and the related land for net proceeds of $1.2 million and recognized a de minimis gain on the sale.
Building and land improvements that are placed in service are being depreciated using the straight-line method over their estimated useful lives of 40 years and 15 years, respectively. For the three and six months ended June 30, 2026 and 2025, depreciation and amortization related to the asset was de minimis and is presented in other expenses on the Company’s unaudited Condensed Consolidated Statements of Operations.
6.    Real Estate Owned (“REO”)
Properties acquired through foreclosure are included on the Company's unaudited Condensed Consolidated Balance Sheets as real estate owned. As of June 30, 2026 and December 31, 2025, real estate owned, net totaled $21.0 million and $16.4 million, respectively. During the six months ended June 30, 2026, the Company recorded an impairment loss on real estate owned of $0.2 million compared to none during the six months ended June 30, 2025, which is considered a Level 3 non-recurring fair market value adjustment.
The following table presents the Company’s REO activity during the six months ended June 30, 2026 and June 30, 2025:

	June 30, 2026	June 30, 2025
	(in thousands)
Real estate owned at beginning of period	$16,402	$18,574
Principal basis transferred to real estate owned	6,500	6,298
Charge-offs on principal transferred	—	(3,978)
Proceeds from sale of real estate owned	(2,402)	(1,559)
Loans origination from sale of real estate owned	—	(840)
Impairment loss on real estate owned	(191)	—
Gain on sale of real estate owned	659	131
Real estate owned at end of period	$20,968	$18,626
7.   Property and Equipment, Net
The following tables represent the Company’s property and equipment, net as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(in thousands)	Cost	Accumulated Depreciation	Net investment	Cost	Accumulated Depreciation	Net investment
Building	$2,594	$(211)	$2,383	$2,594	$(177)	$2,417
Land	255	—	255	255	—	255
Furniture and fixtures	308	(214)	94	308	(185)	123
Computer hardware and software	322	(291)	31	320	(276)	44
Vehicles	502	(222)	280	502	(181)	321
Total property and equipment, net	$3,981	$(938)	$3,043	$3,979	$(819)	$3,160

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

8.   Other Assets
As of June 30, 2026 and December 31, 2025, other assets consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Prepaid expenses	$668	$612
Other receivables	865	1,251
Other assets	405	299
Notes receivable	6,334	2,319
Goodwill	391	391
Intangible asset – trade name	130	130
Total	$8,793	$5,002
9.    Line of Credit and Mortgage Payable
Line of Credit – Needham Bank
The Company has a Credit and Security Agreement (the “Credit Agreement”), with Needham Bank, a Massachusetts co-operative bank, as the administrative agent (“Needham”) for the lenders party thereto (the “Lenders”) with respect to a committed $50.0 million revolving credit facility (the “Needham Credit Facility”), subject to borrowing based limitations and facility covenant compliance. Under the Credit Agreement, the borrower is SN Holdings and the Company is the guarantor of all SN Holdings’ obligations under the Credit Agreement. SN Holdings, in its capacity as borrower, has granted Needham a lien on all its assets. SN Holdings is required to maintain assets equal to 2.0 times of the outstanding balance on the new credit facility. In addition, SN Holdings is required to collaterally assign to Needham mortgage loans having an outstanding principal balance in an amount no less than the greater of (i) $30.0 million and (ii) the aggregate outstanding principal balance on the facility. The Company, in its capacity as guarantor, has agreed to grant Needham a blanket lien on all its assets. However, Needham is required to release its lien at the Company’s request to facilitate other financings in accordance with the terms of the Credit Agreement.
Loans under the Needham Credit Facility accrue interest at the greater of (i) the annual rate of interest equal to the “prime rate,” as published in the “Money Rates” column of The Wall Street Journal minus one-quarter of one percent (0.25%), and (ii) four and one-half percent (4.50%). All amounts borrowed under the Needham Credit Facility are secured by a first priority lien on virtually all of the Company’s assets. Assets excluded from the lien include real estate owned by the Company (other than real estate acquired pursuant to foreclosure). On January 21, 2026, the Company entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 extends the maturity date of the Needham Credit Facility from March 2, 2026 to March 2, 2028 and provides for an additional conditional one year extension to March 2, 2029. All other terms of the Credit Agreement remain unchanged.
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
As of June 30, 2026 and December 31, 2025, the total outstanding principal balance on the Needham Credit Facility was $36.5 million and $19.0 million, respectively, with an interest rate of 6.50% and 6.50%, respectively.
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

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
As of June 30, 2026 and December 31, 2025, the total outstanding principal balance on the NHB Mortgage was $0.9 million and $0.9 million, respectively.
10.    Unsecured Notes Payable
At June 30, 2026, the Company had an aggregate of $172.0 million of unsecured, unsubordinated notes payable outstanding, net of $1.2 million of deferred financing costs (collectively, the “Notes”). At June 30, 2026, the Company had four series of Notes outstanding:
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
The Notes were sold in underwritten public offerings, were issued in denomination of $25.00 each and are listed on the NYSE American and trade under the symbols “SCCD,” “SCCE,” “SCCF” and “SCCG,” respectively. All the Notes were issued at par. Interest on the Notes is payable quarterly on each March 30, June 30, September 30 and December 30 that they are outstanding. So long as the Notes are outstanding, the Company is prohibited from making distributions in excess of 90% of its taxable income, incurring any additional indebtedness or purchasing any shares of its capital stock unless it has an “Asset Coverage Ratio” of at least 150% after giving effect to the payment of such dividend, the incurrence of such indebtedness or the application of the net proceeds, as the case may be. The Company was in compliance with all debt covenants as of June 30, 2026. The Company may redeem the Notes, in whole or in part, without premium or penalty, at any time after their second anniversary of issuance upon at least 30 days prior written notice to the holders of the Notes. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including the date of redemption. Currently, all the Notes are callable at any time.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

The following table presents the future principal payments on the Notes payable as of June 30, 2026:

Years ending December 31,	Amount
(in thousands)
2026 (six months remaining)	$51,750
2027	121,504
Total principal payments	173,254
Deferred financing costs	(1,213)
Total notes payable, net of deferred financing costs	$172,041
The following table presents the estimated amortization of the deferred financing costs as of June 30, 2026:

Years ending December 31,	Amount
(in thousands)
2026 (six months remaining)	$718
2027	495
Total deferred costs	$1,213
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
The Senior Secured Notes allow optional prepayment subject to a declining make-whole amount during the first three years, a declining prepayment premium in the fourth year, and then no make-whole payment or prepayment premium after the fourth year through maturity. Upon a change of control, holders of the Senior Secured Notes have the right to prepayment, if accepted, at 101% of the outstanding principal. The Senior Secured Note Purchase Agreement contains affirmative and negative covenants customary for similar secured debt instruments, including minimum asset coverage ratio; leverage and liquidity requirements; restrictions on additional indebtedness, asset sales, and distributions under certain conditions; and maintenance of REIT status by the Company. The Company was in compliance with all debt covenants as of June 30, 2026 and December 31, 2025.
The Senior Secured Note Purchase Agreement includes customary events for similar secured debt instruments. Payment of the amounts due on the Senior Secured Notes is fully and unconditionally guaranteed by the Company and Sachem Capital Corporation Intermediate, LLC, a wholly-owned subsidiary of the Company.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

12.   Accounts Payable and Accrued Liabilities
The table below presents the Company's accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Accounts payable and accrued expenses	$2,991	$1,551
Allowance for credit losses on unfunded commitments	787	669
Accrued interest	949	1,035
Total	$4,727	$3,255
13.   Fee Income from Loans
The table below presents the Company's fee income from loans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Origination and modification fees	$728	$761	$1385	$1,541
Extension fees	73	184	332	462
Late and other fees	129	147	293	226
Processing fees	14	30	37	51
Construction servicing fees	69	104	143	241
Legal fees	40	71	79	134
Other fees	93	474	169	541
Total	$1,146	$1,771	$2,438	$3,196
14.   Commitments and Contingencies
Unfunded Commitments
At June 30, 2026, the Company had future funding obligations on loans held for investment totaling $41.4 million and obligations relating to investments in limited liability companies totaling $0.7 million, which can be drawn by the borrowers when the conditions relating thereto have been satisfied. The unfunded commitments will be funded from loan payoffs and additional drawdowns under existing and future credit facilities and proceeds from sale of debt and equity securities. The Company’s unfunded commitments are subject to allowances under the scope of current expected credit losses. See Note 4 – Loans and Allowance for Credit Losses — for further details.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

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
On April 6, 2026, Oppenheimer & Co. Inc. filed a complaint against the Company and Sachem Capital Corporation Holdings, LLC in the United States District Court for the Southern District of New York, asserting claims for breach of contract and quantum meruit relating to a May 2024 engagement letter. The complaint sought damages of not less than approximately $1.8 million, plus interest, costs, disbursements and attorneys’ fees. In July 2026, Oppenheimer & Co. voluntarily dismissed the complaint without prejudice, preserving its right to refile its claims. The Company believes the claims are without merit and intends to vigorously defend against any refiled action.
On July 27, 2026, a group of seventeen plaintiffs filed a complaint in the Superior Court of the State of California in the County of Los Angeles, Case No. 26STCV23391, against the Company, IRG Master Holdings, IRG Holdings Manager, LLC (“IRGHM”), IRG Global, and Stuart Lichter (together with IRG Master Holdings, IRGHM, and IRG Global, the “IRG Defendants”). The plaintiffs purport to be investors who hold interests in IRG Master Holdings. The complaint alleges, among other things, that the plaintiffs are pursuing certain claims against the IRG Defendants in an underlying arbitration (the “Arbitration”). The Company is not a party to the underlying Arbitration. The Complaint asserts a single cause of action for injunctive relief in aid of arbitration, pursuant to California Code of Civil Procedure sections 1281.8 and 525, et seq., seeking to enjoin the closing of the previously announced Transaction and certain related transactions, until the conclusion of the Arbitration. The Company intends to vigorously defend itself against the claims made in the complaint.
Other
In the normal course of its business, the Company is named as a party-defendant in connection with tax foreclosure proceedings against properties on which it holds a first mortgage lien. The Company actively monitors these actions and, in all cases, believes there remains sufficient value in the subject property to assure that no loan impairment exists. At June 30, 2026, there was one such property with an unpaid principal balance of $1.3 million, net of reserves for credit losses. At December 31, 2025, there was one such property with an unpaid principal balance of $0.3 million.
15.   Related Party Transactions
In the ordinary course of business, the Company may originate, fund, manage and service loans to shareholders. The underwriting process on these loans adheres to prevailing Company policy. The terms of such loans, including the interest rate, income, origination fees, and other closing costs are the same as those applicable to loans made to unrelated third parties in the portfolio. As of June 30, 2026, and December 31, 2025, loans to known shareholders totaled $19.5 million and $17.2 million, respectively, which is included in loans held for investment, net in the Company’s accompanying Condensed Consolidated Balance Sheets. Of these amounts, $19.5 million and $17.2 million, respectively, were loaned to a joint venture entity fifty percent owned in aggregate by the Company’s Senior Vice President of Asset Management and Vice President of Asset Management. All such loans are performing. Interest income earned on all related party loans for the three and six months ended June 30, 2026 totaled $0.3 million and $0.6 million, respectively. Interest income earned on all related party loans for the three and six months ended June 30, 2025 totaled $0.3 million and $0.8 million, respectively.
Subsequent to June 30, 2026, one of the loans to the related-party joint venture was repaid in full following the sale of the underlying Coconut Grove, Florida residence. The residence sold for gross sale proceeds of approximately $7.5 million and generated net sale proceeds of approximately $7.0 million. The Company received approximately $7.0 million in cash to repay the associated loan in full.
In December 2021, the Company hired the daughter of its chief executive officer to perform certain internal audit and compliance services. For the three and six months ended June 30, 2026, she received compensation of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2025, she received compensation of $0.1 million and $0.1 million, respectively.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

16.   Stock-Based Compensation and Employee Benefits
Stock-Based Compensation
On July 9, 2025, the Company adopted the 2025 Omnibus Incentive Plan (the "2025 Plan"), which replaced the 2016 Equity Compensation Plan. The purpose of the 2025 Plan is to align the interests of the Company’s officers, other employees, advisors and consultants or any subsidiary, if any, with those of the Company’s shareholders and to afford an incentive to such officers, employees, consultants and advisors to continue as such, to increase their efforts on the Company’s behalf and to promote the success of the Company’s business. The maximum number of the Company's common shares, par value $0.001 per share (the "Common Shares") reserved for grant of awards under the 2025 Plan is 2,936,762. The number of securities remaining available for future issuance under the 2025 Plan as of June 30, 2026 was 2,276,038.
During the six months ended June 30, 2026, the Company granted an aggregate of 282,217 restricted Common Shares, net of shares surrendered to cover taxes, under the 2025 Plan with a grant date fair value of $0.3 million. During the six months ended June 30, 2025, the Company granted an aggregate of 767,668 restricted Common Shares, of which a grant of 420,168 shares was rescinded immediately after the grant, with a grant date fair value of $0.9 million.
Stock-based compensation for the three and six months ended June 30, 2026 was $0.2 million and $0.4 million, respectively. Stock-based compensation for the three and six months ended June 30, 2025 was $0.2 million and $0.4 million, respectively. As of June 30, 2026, there was unrecognized stock-based compensation expense of $0.6 million.
Employee Benefits
On April 16, 2018, the Company’s Board of Directors approved the adoption of the Sachem Capital Corp. 401(k) Profit Sharing Plan (the “401(k) Plan”). All employees, who meet the participation criteria, are eligible to participate in the 401(k) Plan. Under the terms of the 401(k) Plan, the Company is obligated to contribute 3% of a participant’s compensation to the 401(k) Plan on behalf of an employee-participant. For the three and six months ended June 30, 2026, the 401(k) Plan expense was $30,661 and $74,595, respectively, and for the three and six months ended June 30, 2025, the 401(k) Plan expense was $23,655 and $60,147, which is included within compensation and employee benefits in the accompanying unaudited Condensed Consolidated Statements of Operations.
17.   Equity
Series A Preferred Stock
The Company has designated 3,332,000 shares of its authorized preferred shares, par value $0.001 per share, as shares of Series A Preferred Stock (the “Series A Preferred Stock”) with the powers, designations, preferences and other rights as set forth in an Amended and Restated Certificate of Designation (the “Series A Designation Certificate”). The Series A Designation Certificate provides that the Company will pay quarterly cumulative dividends on the Series A Preferred Stock, in arrears, on the 30th day of each March, June, September and December, and including, the date of original issuance of the Series A Preferred Stock until redeemed at 7.75% of the $25.00 per share liquidation preference per annum (equivalent to $1.9375 per annum per share). The Series A Preferred Stock is not redeemable before June 29, 2026, except upon the occurrence of a Change of Control (as defined in the Series A Designation Certificate). On or after June 29, 2026, the Company may, at its option, redeem any or all of the shares of the Series A Preferred Stock at $25.00 per share plus any accumulated and unpaid dividends to, but not including the redemption date. Upon the occurrence of a Change of Control, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted into Common Shares in connection with a Change of Control by the holders of the Series A Preferred Stock. Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (subject to the Company’s election to redeem the Series A Preferred Stock in whole or in part, as described above, prior to the Change of Control Conversion Date as defined in the Series A Designation Certificate) to convert some or all of the Series A Preferred Stock held by such holder on the Change of Control Conversion Date into a number of the Common Shares determined by formula, in each case, on the terms and subject to the conditions described in the Series A

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

Designation Certificate, including provisions for the receipt, under specified circumstances, of alternative consideration as described in the Series A Designation Certificate. Except under limited circumstances, holders of the Series A Preferred Stock generally do not have any voting rights. The Company has reserved 83,300,000 Common Shares for issuance upon conversion of the Series A Preferred Stock.
At-The-Market Offerings
On November 11, 2025, the Company filed a prospectus supplement to its Form S-3 Registration Statement covering the sale of up to $18.45 million of its Series A Preferred Stock in an ATM offering (the "ATM Offering"). There were no sales under the ATM Offering during the three and six months ended June 30, 2026. During the year ended December 31, 2025, the Company did not sell any Common Shares but it did sell 6,010 shares of Series A Preferred Stock having an aggregate liquidation preference of $0.1 million, realizing gross proceeds of $0.1 million (representing a discount of 25.5% from the liquidation preference). The Company’s issuance costs for Series A Preferred Stock shares sold during the year ended December 31, 2025 were de minimis. At June 30, 2026, $18.3 million of Series A Preferred Stock were available for future sale under the ATM Offering.
Repurchase Plan
Effective on October 10, 2024, the Board adopted a Repurchase Plan (the “Repurchase Plan”). Under the Repurchase Plan, the Company may repurchase up to an aggregate of 5,802,959 of Common Shares and share repurchases will be made from time to time on the open market at prevailing market prices in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act.
During the three and six months ended June 30, 2026 and the year ended December 31, 2025, the Company did not repurchase any Common Shares.
18.   Earnings (Losses) Per Share
Basic and diluted earnings (losses) per share are calculated in accordance with FASB ASC 260 (Earnings Per Share). Under FASB ASC 260, basic earnings per share is computed by dividing net income (loss) available to the common shareholders by the weighted-average number of Common Shares outstanding for the period. The computation of diluted earnings (losses) per share is similar to basic earnings (losses) per share, except that the denominator is increased to include the potential dilution from the Company's unvested restricted stock awards that contain non-forfeitable rights to dividends so therefore deemed to participating securities for Common Shares using the two-class method. The numerator in calculating both basic and diluted earnings (losses) per Common Share for each period is the reported net income (loss) available to common shareholders.
For the three and six months ended June 30, 2026, the Company had basic and diluted weighted average Common Shares outstanding of 47,281,931 and 47,230,349, respectively, resulting in basic and diluted loss per Common Share of $0.14 and $0.29, respectively. For the three and six months ended June 30, 2025, the Company had basic and diluted weighted average Common Shares outstanding of 46,875,187 and 46,830,215, respectively, resulting in basic and diluted income per Common Share of $0.02 and $0.01, respectively.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

19.   Limited Liability Company (“LLC”) Investments
The following table presents the carrying value of each investment reflected on the Company's unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Investment	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage
	(in thousands)		(in thousands)
Shem Creek Capital Fund V LLC	$770	7.6%	$867	7.6%
Shem Creek Capital Fund VI LLC	1,463	9.9%	3,071	9.9%
Shem Creek Capital Fund VII LLC	4,294	13.0%	3,605	13.0%
Shem Creek Sachem V LLC	1,639	49.0%	1,736	49.0%
Shem Creek Sachem VI LLC	10,440	44.6%	13,403	45.5%
Shem Creek Sachem 100 LLC	8,131	69.5%	8,950	67.6%
Shem Creek Capital LLC	5,000	20.0%	5,000	20.0%
Total Shem LLC Investments	$31,737		$36,632
Cordo CLT Investors LLC	$2,500	7.2%	$2,500	7.2%
Total investments in LLC’s	$34,237		$39,132
Shem Creek (“Shem”)
For the three months ended June 30, 2026, the Shem LLC investments generated $0.7 million of interest income and $0.1 million of other income. For the six months ended June 30, 2026, the Shem LLC investments generated $1.6 million of interest income and $0.2 million of other income. For the three months ended June 30, 2025, the Shem LLC investments generated $0.9 million of interest income and $0.1 million of other income. For the six months ended June 30, 2025, the Shem LLC investments generated $2.8 million of interest income and $0.2 million of other income.
At June 30, 2026, the Company had unfunded commitments totaling $0.7 million to the Shem LLC entities.
Cordo CLT Investors LLC
In September 2024, the Company, through its wholly owned subsidiary Urbane Capital, LLC, acquired a member's interest in Cordo CLT Investors LLC for a one time contribution of $2.5 million. As of June 30, 2026 and December 31, 2025, the Company held 7.2% of total common member equity. This entity was formed for the sole purpose of developing a commercial multifamily property in Charlotte, North Carolina. The Company anticipates the project construction to be completed by the end of 2026, with monetization of the Company's investment in the first half of 2028 upon rent stabilization of the project.
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
For the three and six months ended June 30, 2026, the Company’s taxable REIT subsidiary ("TRS") recognized a de minimis provision for federal and state income tax, which would be presented in other expenses on the Company’s unaudited Condensed Consolidated Statements of Operations.

SACHEM CAPITAL CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

The table below presents the effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of June 30, 2026:

June 30, 2026
Deferred Tax Assets:
Net Operating Loss Carryforwards	$1,054
Investment in LLCs	179
Basis in REO Assets	261
Total Gross Deferred Tax Assets	1,494
Less: Valuation Allowance	(1,395)
Net Deferred Tax Assets	99

Deferred Tax Liabilities:
Depreciation	(54)
Prepaid Expenses	(12)
Amortization	(33)
Total Deferred Tax Liabilities	(99)

Total Deferred Tax Assets/(Liabilities)	$—
At June 30, 2026, the Company’s TRS had federal net operating loss carryforwards of approximately $4.7 million. These losses were generated after 2017 and therefore may be carried forward indefinitely but may be used to offset only 80% of taxable income in any given year.
The Company evaluates the realizability of deferred tax assets based on available evidence, including the history of taxable income and projected future taxable income of the TRS.
Because the TRS has generated cumulative losses in recent years and uncertainty exists regarding the timing of future taxable income, management concluded that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance against substantially all deferred tax assets at June 30, 2026.
The income tax provision for the Company differs from the amount computed from applying the statutory federal income tax rate to income before income taxes due to non-taxable REIT income and other permanent differences including the non-deductibility of acquisition costs of business combinations for federal income tax reporting.
The Company has determined that there are no uncertain tax positions requiring accrual or disclosure in the accompanying unaudited condensed consolidated financial statements as of June 30, 2026.
21.   Subsequent Events
The Company evaluated subsequent events from July 1, 2026 until the condensed consolidated financial statements were available to be issued. Based on the evaluation, no adjustments were required in the accompanying unaudited condensed consolidated financial statements.

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
Company Overview
Sachem Capital Corp., a New York corporation, established in 2010 and completing an initial public offering in 2017, is a self-managed REIT that specializes in originating, underwriting, funding, servicing and managing a portfolio of first mortgage loans. We operate its business as one segment. We offer short-term (i.e., one to three years), secured, non-bank loans to real estate owners and investors to fund their acquisition, renovation, development, rehabilitation or improvement of properties located primarily in the northeastern and southeastern sections of the United States. The properties securing our loans are generally classified as residential or commercial real estate and, typically, are held for resale or investment. Each loan is typically secured by a first mortgage lien on real estate and may also be secured with additional collateral, such as other real estate owned by the borrower or its principals, a pledge of the ownership interests in the borrower by the principals thereof, and/or personal guarantees by the principals of the borrower. We do not lend to owner occupants of residential real estate. Our primary underwriting criterion is a conservative loan to value ratio. In addition, we may make opportunistic real estate purchases and investments apart from its lending activities.
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
Prior to the closing of the Transaction (the “Closing”), we will complete a series of pre-closing reorganization steps (the “Pre-Closing Reorganization”), including (i) forming the Operating Partnership and contributing all or substantially all of our assets thereto, (ii) redomesticating from the State of New York to the State of Delaware, (iii) effecting a 20-to-1 reverse stock split of our issued and outstanding common shares, following which such shares will be redesignated as our Class A common stock (the “Class A Shares”), (iv) authorizing a new class of Class B Common Stock (the “Class B Shares”), (v) adjusting the conversion and anti-dilution rights applicable to our issued and outstanding preferred stock in accordance with the applicable certificate of designations to reflect the reverse stock split, and (vi) changing our corporate name to “IRG Realty Trust, Inc.”
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
For additional information on the Contribution Agreement, see our Current Report on Form 8-K filed with the SEC on May 18, 2026 and Note 1 – The Company, Contribution Agreement with Industrial Realty Group Global, LLC – to our accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Portfolio and Asset Management Updates
Coconut Grove, Florida. Subsequent to June 30, 2026, one of the loans to the related-party joint venture was repaid in full following the sale of the underlying Coconut Grove, Florida residence. The residence sold for gross sale proceeds of approximately $7.5 million and generated net sale proceeds of approximately $7.0 million. The Company received approximately $7.0 million in cash to repay the associated loan in full. Of the two remaining residences, one is complete and actively marketed for sale, and the other is expected to be completed and placed on the market during the fourth quarter of 2026.
Vela Cove—Naples, Florida. Through the date of this Report, we completed improvements to the common areas of the completed North Building, including the rooftop and pool, and rebranded the project, formerly known as The Nautilus, as Vela Cove. We engaged a new marketing and listing team for the three completed North Building residences and for pre-sales of the four planned South Building residences. We reengaged the South Building architect under a comprehensive agreement covering completion and coordination of the construction plans, and that work is underway. We also completed negotiations with the selected general contractor and currently expect substantive construction work on the South Building parcel to commence in early fourth quarter 2026. Urbane Capital, our in-house asset management and development platform, continues to oversee the development and monetization of the project.
Critical Accounting Policies and Use of Estimates
The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) various assumptions that consider prior reporting results, (b) projections regarding future operations and (c) general financial market and local and general economic conditions. Actual amounts could differ from those estimates. Significant estimates include the provisions for current expected credit losses and real estate owned. See Note 2 – Significant Accounting Policies – to our unaudited condensed consolidated financial statements for further details.
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
Our Mortgage Loan Portfolio
The following table presents certain information regarding our real estate lending activities for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(in thousands, except number of loans)
Loans disbursed(1)	$40,547	$75,747
Loans originated	7	11
Loan repayments	$52,310	$70,360
Number of loans repaid	14	23
Principal of loans transferred to real estate owned	$6,500	$6,500
Number of loans transferred to real estate owned	1	1
	As of June 30, 2026	As of December 31, 2025
	(in thousands, except number of loans and weighted averages)
Number of loans held for investment outstanding	100	115
Gross principal amount of loans held for investment	$337,557	$377,418
Weighted average contractual interest rate(2)	11.46%	13.10%
Weighted average term to maturity (in months) (3)	6	8
______________________________________________________________
(1)Includes new originations, modifications, and draws
(2)Includes default interest.
(3)Does not give effect to extensions.

The table below presents our loans held for investment by loan size as of June 30, 2026:

Amount	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)
$1,000,000 or less	41	41.0%	$16,881	4.9%
$1,000,001 to $5,000,000	39	39.0%	88,804	26.3%
$5,000,001 to $10,000,000	11	11.0%	84,386	25.0%
$10,000,001 or more	9	9.0%	147,486	43.8%
Total	100	100.0%	$337,557	100.0%
As of June 30, 2026, the primary geographic markets in which we were exposed were Connecticut, Florida, Massachusetts and New York. The following table presents our loans held for investment by state as of June 30, 2026:

State	Number of Loans	Percentage	Gross Amount Outstanding	Percentage
			(in thousands)
California	1	1.0%	$10,000	2.9%
Connecticut	41	41.0%	93,682	27.9%
Florida	11	11.0%	73,595	21.8%
Georgia	1	1.0%	1,200	0.4%
Maine	1	1.0%	550	0.2%
Maryland	2	2.0%	3,073	0.9%
Massachusetts	9	9.0%	43,159	12.8%
New Jersey	4	4.0%	13,228	3.9%
New York	16	16.0%	29,506	8.7%
North Carolina	5	5.0%	34,981	10.4%
Pennsylvania	2	2.0%	4,890	1.4%
Rhode Island	1	1.0%	412	0.1%
South Carolina	3	3.0%	11,579	3.4%
Tennessee	2	2.0%	16,857	5.0%
Washington D.C.	1	1.0%	845	0.2%
Total	100	100.0%	$337,557	100.0%
The following table presents our loans held for investment as of June 30, 2026 by year of origination:

Year of Origination	Number of Loans	Percentage	Aggregate Gross Principal Amount	Percentage
			(in thousands)
2026	9	9.0%	$45,695	13.5%
2025	19	19.0%	$80,684	24.0%
2024	14	14.0%	33,470	9.9%
2023	13	13.0%	65,713	19.5%
2022	17	17.0%	30,705	9.1%
2021	19	19.0%	73,073	21.6%
2020	4	4.0%	6,199	1.8%
2019 and prior	5	5.0%	2,018	0.6%
Total	100	100.0%	$337,557	100.0%

The following table presents additional information regarding the types of properties securing loans held for investment as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	(in thousands)
	Aggregate Gross Principal Amount	Percentage	Aggregate Gross Principal Amount	Percentage
Residential	$173,302	51.2%	$202,234	53.6%
Commercial	105,207	31.2%	110,178	29.2%
Pre-Development Land	11,369	3.4%	17,977	4.8%
Mixed Use	47,679	14.2%	47,029	12.4%
Total	$337,557	100.0%	$377,418	100.0%
Allowance for Credit Losses
Our allowance for credit losses is influenced by historical loss experience, current exposure by geographical region, current expected credit losses on loans in foreclosure based on fair value less cost to sell, non-performing status, and other supportable forecasts of economic conditions. A loan is considered non-performing once it has been delinquent on its monthly payments 90 days or more.
The following table presents the allowance for credit losses against unpaid principal balance of loans held for investment as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	(in thousands)
	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal	Aggregate Gross Principal Amount	Allowance	Percentage of Respective Principal
Performing – General reserve	$228,218	$(4,599)	2.0%	$259,833	$(5,262)	2.0%
Non-performing – Direct reserves	77,712	(2,114)	2.7%	80,079	(2,054)	2.6%
Non-performing in Foreclosure – Direct reserves	31,627	(6,778)	21.4%	37,506	(4,194)	11.2%
Non-performing subtotal	$109,339	$(8,892)	8.1%	$117,585	$(6,248)	5.3%
Total	$337,557	$(13,491)	4.0%	$377,418	$(11,510)	3.0%
For further information, see Note 4 – Loans and Allowance for Credit Losses — to our unaudited condensed consolidated financial statements.

Investment in Developmental Real Estate
As of June 30, 2026, we owned five projects that were classified as investments in developmental real estate. The projects are in various phases of completion. The following table details the carrying value of our investments in developmental real estate owned property reflected on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2026:

Property Type	Location	Month of Acquisition	Carrying Value
			(in thousands)
Commercial	Branford, CT	July 2025	$1,541
Residential - Single family (2 parcels)	Old Lyme, CT	May 2025	696
Residential - Multifamily (1 parcel)	East Windsor, CT	March 2025	2,259
Residential - Multifamily (2 parcels)	New London, CT	November 2024	4,250
Residential - Multifamily (3 completed units and one parcel)	Naples, FL	January 2026	36,831
Accumulated depreciation			(41)
Total			$45,536
For further information, see Note 5 – Investment in Developmental Real Estate, Net — to our unaudited condensed consolidated financial statements.
We have fully rebranded the Naples, Florida condominium project included above as Vela Cove and relaunched full-scale marketing for the three completed north building residences currently available for sale. We have also awarded the architect and construction contracts and expect to break ground on the four-unit south building parcel early fourth quarter 2026. Presale activity on the south building units is expected to occur alongside of the completed unit marketing efforts.
Real Estate Owned
As of June 30, 2026, we owned eleven properties, each of which previously served as collateral for first mortgage loans. The following table presents the carrying value of each of our properties reflected on our unaudited Condensed Consolidated Balance Sheet as of June 30, 2026:

Property Type	Location	Month of Acquisition	Carrying Value
			(in thousands)
Commercial - Restaurant	Bristol, CT	March 2019	$750
Land	Bristol, CT	December 2019	821
Residential - Single Family	Bellingham, MA	December 2023	293
Residential - Multi Family	Flagler Beach, FL	October 2024	3,382
Commercial - Office	Windsor, CT	December 2024	1,400
Commercial - Office	Windsor, CT	December 2024	2,000
Commercial - Office	Wilton, CT	September 2025	1,338
Commercial - Office	Wilton, CT	September 2025	334
Residential - Multi Family	Jacksonville, FL	October 2025	2,400
Residential - Multi Family	Daytona Beach, FL	October 2025	1,750
Land	Lake Worth, FL	June 2026	6,500
Total			$20,968
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
Three months ended June 30, 2026 compared to three months ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Interest income from loans	$7,252	$7,482	$(230)	(3.1)%
Interest income from limited liability company investments	750	859	(109)	(12.7)%
Interest expense and amortization of deferred financing costs	(6,328)	(6,139)	189	3.1%
Net interest income	1,674	2,202	(528)	(24.0)%
Net interest margin	1.9%	2.3%
Provision for credit losses related to loans held for investment	(2,551)	(925)	1,626	175.8%
Change in valuation allowance related to loans held for sale	—	1,043	(1,043)	(100.0)%
Net interest (loss) income after provision for credit losses related to loans held for investment and changes in valuation allowance related to loans held for sale	(877)	2,320	(3,197)	(137.8)%
Other income
Fee income from loans	1,146	1,771	(625)	(35.3)%
Income from limited liability company investments	71	119	(48)	(40.3)%
Other investment income	4	12	(8)	(66.7)%
Gain on equity securities	7	821	(814)	(99.1)%
Other income	134	532	(398)	(74.8)%
Total other income	1,362	3,255	(1,893)	(58.2)%
Operating expenses
Compensation and employee benefits	(1,937)	(1,821)	116	6.4%
General and administrative expenses	(1,450)	(1,304)	146	11.2%
Transaction expenses	(2,567)	—	2,567	100.0%
Impairment loss on real estate	(288)	—	288	100.0%
Gain on sale of investments in developmental real estate, real estate owned, and property and equipment, net	475	131	344	262.6%
Other expenses	(95)	(694)	(599)	(86.3)%
Total operating expenses	(5,862)	(3,688)	2,174	58.9%
Net (loss) income	(5,377)	1,887	(7,264)	(384.9)%
Preferred stock dividends	(1,120)	(1,118)	2	0.2%
Net (loss) income attributable to common shareholders	$(6,497)	$769	$(7,266)	NM

Basic and diluted (loss) income per common share	$(0.14)	$0.02
Basic and diluted weighted average number of common shares outstanding	47,281,931	46,875,187
NM - not meaningful

Net (loss) income and net (loss) income attributable to common shareholders are the primary metrics by which we assess our business performance. Accordingly, we closely monitor the following primary drivers of these metrics:
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
Average loans outstanding are calculated using the arithmetic average of the unpaid principal balance of loans held for investment as of the beginning and the end the quarter.
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
Interest income from loans - decreased from the corresponding period in the prior year, as further analyzed below.
•Average loans held for investment were $346.7 million and $376.3 million for the three months ended June 30, 2026 and 2025, respectively. The effective yield on total loans held for investment was 8.4% and 8.0%, respectively.
Results are impacted by nonperforming loans and real estate owned, which do not contribute interest income.
•Average total performing loans held for investment were $254.3 million and 262.7 million for the three months ended June 30, 2026 and 2025, respectively. The effective yield on performing loans was 11.4% and 11.4%, respectively.
The difference between total portfolio yield and performing loan yield reflects the impact of nonaccrual loans, which do not generate current interest income.
•Average nonperforming loans held for investment were $92.4 million and $113.6 million for the three months ended June 30, 2026 and 2025, respectively.
Interest income from limited liability company investments - Interest income generated from our investments in the Shem Creek funds and direct loan co-investment funds decreased from the corresponding period in the prior year. The decrease was primarily attributable to lower average capital deployed within certain direct loan co-investment funds during 2026. As underlying mortgage loans repaid, capital was returned to us and not redeployed at prior levels within those structures. In certain vehicles, our ownership percentage also declined during the period, further reducing its effective exposure.
The decrease in interest income was driven by lower average invested balances rather than changes in underlying loan yields or credit performance. The Shem Creek portfolios continue to consist primarily of short-duration, first mortgage loans, and there were no material changes in the contractual economics of those investments during the period.
We evaluate these minority investments as part of its broader capital allocation framework. Given the short-term nature of the underlying assets and the return of capital upon loan repayment, investment balances may fluctuate period to period depending on repayment activity and redeployment decisions. Capital returned from these funds may be redeployed into other investment opportunities or retained to support liquidity and balance sheet objectives.
See Note 19 — Limited Liability Company ("LLC") Investments — to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026.
Interest expense and amortization of deferred financing costs - increased from the corresponding period in the prior year, primarily attributable to similar average borrowings but at higher average interest rates.
During 2025, as a result of maturing unsecured notes payable, we began repositioning our capital structure through the issuance of $100.0 million ($100.0 million and $90.0 million drawn as of June 30, 2026 and December 31, 2025, respectively) of Senior Secured Notes due 2030. The secured notes replaced a portion of lower rate unsecured notes and reduced reliance on repurchase agreements and lines of credit.
We continue to evaluate refinancing strategies for upcoming maturities late 2026 and into 2027, with a focus on extending duration and optimizing cost of capital. Access to diversified funding sources remains a strategic priority as we balance liquidity, leverage, and shareholder returns.
Net Interest Margin
Net interest margin in the second quarter of 2026 was 1.9% compared to 2.3% in the second quarter of 2025. The decrease in net interest margin reflects both structural and cyclical factors. Structurally, refinancing activity during 2025 increased the weighted average cost of capital. Cyclically, lower average earning assets reduced interest-earning balances.
While asset yields remained strong on performing loans, 11.4% in second quarter 2026 as compared to 11.4% in the second quarter 2025, overall margin stabilization depends on continued resolution of nonperforming loans, normalization of earning asset levels, and disciplined origination activity at spreads consistent with current funding costs.
Net interest (loss) income after provision for credit losses, and changes in valuation allowance
Credit risk management is central to our operating model. We seek to minimize credit losses through disciplined underwriting, active life-of-loan portfolio management, and targeted special servicing. We closely monitor portfolio credit performance, including delinquency trends and expected and realized credit losses, as a key indicator of overall operating results.
Provision for credit losses related to loans held for investment - increased from the corresponding period in the prior year primarily due to declines in collateral valuations for loans previously reserved and new nonperforming loans. The current quarter provision was concentrated in three specific loans, which accounted for approximately $2.7 million of loan-specific provision activity. This included approximately $0.7 million associated with charge-offs of related receivable balances in connection with the foreclosure process and transfer of the collateral securing one of the loans to real estate owned. The loan-specific activity was partially offset by an approximately $0.1 million net decrease in the collective reserve for the remaining portfolio and other loan-specific reserves.
We continue to apply a conservative collateral-dependent methodology for loans in foreclosure and pending foreclosure status. We evaluate the allowance quarterly based on updated appraisals, liquidation cost assumptions and macroeconomic forecasts under the CECL framework.
Total other income
Total other income decreased from the corresponding period in the prior year.
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
Gain on equity securities - The balance includes net mark-to-market gains on equity securities held within the investment portfolio. These gains reflect changes in fair value and are inherently subject to market volatility.
Other income - Other income consists primarily of ancillary revenue streams, including property-related income and miscellaneous recoveries. The decrease from the corresponding period in the prior year reflects rent recognized on the Westport, CT investments in developmental real estate during 2025 which were disposed of in December 2025.
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
General and administrative expenses - increased modestly from the corresponding period in the prior year due to additional costs associated with our investments in developmental real estate, real estate owned, and increased director fees.
Transaction expenses - expenses in the current year are associated with an announced contribution transaction as described earlier in the Recent Developments section. Additional material costs are expected to be incurred until that transaction closes.
Impairment loss on real estate owned - increased from the corresponding period in the prior year and relates to specific property-level valuation adjustments following updated market data and liquidation timelines.
Gain on sale of investments in developmental real estate, real estate owned and property and equipment, net - increased from the corresponding period in the prior year. Each period reflects gains realized on the disposition of select real estate assets and developmental projects during the period.
Other expenses - decreased from the corresponding period in the prior year and primarily reflect operating costs associated with real estate owned, income taxes, legal matters, public company expenses, and portfolio servicing.
Net (loss) income and net (loss) income attributable to common shareholders
Net (loss) income and net (loss) income attributable to common shareholders - Operating results for the second quarter of 2026 were negatively impacted by a decrease in net interest margin, the $2.6 million provision for credit losses described above, which was concentrated in three specific loans, and $2.6 million of transaction expenses associated with the pending contribution transaction..

Book value per common share
The following table presents the calculation of our book value per common share (in thousands, except share and per share data):

	June 30, 2026	March 31, 2026
Total shareholders’ equity	$158,792	$165,609
Series A Preferred Stock ($25 liquidation preference per share)	(57,819)	(57,819)
Total shareholders’ equity, net of preferred stock	$100,973	$107,790
Number of common shares outstanding at period end	47,954,632	47,955,647
Book value per common share	$2.11	$2.25
The decrease in book value per common share is primarily due to cash dividends declared and paid for the three months ended June 30, 2026 on issued and outstanding common shares and shares of Series A Preferred Stock totaling $1.6 million, or $0.03 per common share, and net loss for the three months ended June 30, 2026 of $5.4 million, or $0.11 per common share.
The three month period’s net loss affecting book value per common share was materially driven by (i) the provision for credit losses related to loans held for investment of $2.6 million, or approximately $0.05 per common share, which was concentrated in three specific loans as described above, and (ii) transaction expenses associated with the pending contribution transaction of $2.6 million, or approximately $0.05 per common share. The aggregate impact of these items was approximately $5.2 million, or $0.10 per common share.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

	Six Months June 30,
	2026	2025	$ Change	% Change
Interest income from loans	$16,006	$15,370	$636	4.1%
Interest income from limited liability company investments	1,608	2,801	(1,193)	(42.6)%
Interest expense and amortization of deferred financing costs	(12,387)	(12,233)	154	1.3%
Net interest income	5,227	5,938	(711)	(12.0)%
Net interest margin	2.9%	3.2%
Provision for credit losses related to loans held for investment	(7,923)	(1,977)	5,946	300.8%
Change in valuation allowance related to loans held for sale	—	1,047	(1,047)	(100.0)%
Net interest (loss) income after provision for credit losses related to loans held for investment and changes in valuation allowance related to loans held for sale	(2,696)	5,008	(7,704)	(153.8)%
Other income
Fee income from loans	2,438	3,196	(758)	(23.7)%
Income from limited liability company investments	176	229	(53)	(23.1)%
Other investment income	7	17	(10)	(58.8)%
(Loss) gain on equity securities	(133)	696	(829)	(119.1)%
Other income	277	604	(327)	(54.1)%
Total other income	2,765	4,742	(1,977)	(41.7)%
Operating expenses
Compensation and employee benefits	(4,075)	(3,592)	483	13.4%
General and administrative expenses	(3,413)	(2,659)	754	28.4%
Transaction expenses	(4,175)	—	4,175	100.0%
Impairment loss on real estate	(191)	—	191	100.0%
Gain on sale of investments in developmental real estate, real estate owned, and property and equipment, net	671	131	540	412.2%
Other expenses	(340)	(839)	(499)	(59.5)%
Total operating expenses	(11,523)	(6,959)	4,564	65.6%
Net (loss) income	(11,454)	2,791	(14,245)	(510.4)%
Preferred stock dividends	(2,240)	(2,235)	5	0.2%
Net (loss) income attributable to common shareholders	$(13,694)	$556	$(14,250)	NM

Basic and diluted (loss) income per common share	$(0.29)	$0.01
Basic and diluted weighted average number of common shares outstanding	47,230,349	46,830,215
NM - not meaningful
Net (loss) income and net (loss) income attributable to common shareholders are the primary metrics by which we assess our business performance. Accordingly, we closely monitor the following primary drivers of these metrics:
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
Average loans outstanding are calculated using the arithmetic average of the unpaid principal balance of loans held for investment as of the end of each of the three most recent fiscal quarters.
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
•Average loans held for investment were $356.9 million and $376.5 million for the six months ended June 30, 2026 and 2025, respectively. The effective yield on total loans held for investment was 9.0% and 8.2%, respectively.
Results are impacted by nonperforming loans and real estate owned, which do not contribute interest income.
•Average total performing loans held for investment were $256.2 million and $271.8 million for the six months ended June 30, 2026 and 2025, respectively. The effective yield on performing loans was 12.5% and 11.3%, respectively.
The difference between total portfolio yield and performing loan yield reflects the impact of nonaccrual loans, which do not generate current interest income.
•Average nonperforming loans held for investment were $100.7 million and $104.7 million for the six months ended June 30, 2026 and 2025, respectively.
Interest income from limited liability company investments - Interest income generated from our investments in the Shem Creek funds and direct loan co-investment funds decreased from the corresponding period in the prior year. The decrease was primarily attributable to lower average capital deployed within certain direct loan co-investment funds during 2026. As underlying mortgage loans repaid, capital was returned to us and not redeployed at prior levels within those structures. In certain vehicles, our ownership percentage also declined during the period, further reducing its effective exposure.
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
See Note 19 — Limited Liability Company ("LLC") Investments — to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026.
Interest expense and amortization of deferred financing costs - increased from the corresponding period in the prior year, primarily attributable to similar average borrowings but at higher average interest rates.

During 2025, as a result of maturing unsecured notes payable, we began repositioning our capital structure through the issuance of $100.0 million ($100.0 million and $90.0 million drawn as of June 30, 2026 and December 31, 2025, respectively) of Senior Secured Notes due 2030. The secured notes replaced a portion of lower rate unsecured notes and reduced reliance on repurchase agreements and lines of credit.
We continue to evaluate refinancing strategies for upcoming maturities late 2026 and into 2027, with a focus on extending duration and optimizing cost of capital. Access to diversified funding sources remains a strategic priority as we balance liquidity, leverage, and shareholder returns.
Net Interest Margin
Net interest margin in the six month period of 2026 was 2.9% compared to 3.2% in the six month period of 2025. The decrease in net interest margin reflects both structural and cyclical factors. Structurally, refinancing activity during 2025 increased the weighted average cost of capital. Cyclically, lower average earning assets reduced interest-earning balances.
While asset yields remained strong on performing loans, 12.5% in the six month period of 2026 as compared to 11.3% in the six month period of 2025, overall margin stabilization depends on continued resolution of nonperforming loans, normalization of earning asset levels, and disciplined origination activity at spreads consistent with current funding costs.
Net interest (loss) income after provision for credit losses, and changes in valuation allowance
Credit risk management is central to our operating model. We seek to minimize credit losses through disciplined underwriting, active life-of-loan portfolio management, and targeted special servicing. We closely monitor portfolio credit performance, including delinquency trends and expected and realized credit losses, as a key indicator of overall operating results.
Provision for credit losses related to loans held for investment - increased from the corresponding period in the prior year primarily due to declines in collateral valuations for loans previously reserved, new nonperforming loans, and a credit loss of $3.9 million related to a specific loan restructuring. This non-cash loss relates to the Naples, Florida loan restructuring where we took control of the three completed condominium units and entitled land for development of four additional condominium units which is treated as a deed in lieu of foreclosure for accounting purposes. The loan restructuring was negotiated by management to recover the full carrying value of the mortgage note receivable on an undiscounted cash flow basis. Due to the length of time between taking over the project and receipt of the final cash flows from sales of the units under construction, we are required to record the assets received on a discounted cash flow basis. As a result, we recorded a $3.9 million charge in first quarter 2026. We believe the sales of the condominium units provides an opportunity to recover the fair value adjustment over time; however, actual recovery will depend on sales prices, timing, completion costs and market conditions.
In addition to the above non-cash Naples, Florida loan loss, the provision includes three specific loans which accounted for approximately $2.7 million of loan-specific provision activity during the second quarter. This included approximately $0.7 million associated with charge-offs of related receivable balances in connection with the foreclosure process and transfer of the collateral securing one of the loans to real estate owned.
We continue to apply a conservative collateral-dependent methodology for loans in foreclosure and pending foreclosure status. We evaluate the allowance quarterly based on updated appraisals, liquidation cost assumptions and macroeconomic forecasts under the CECL framework.
Total other income
Total other income decreased from the corresponding period in the prior year.
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
(Loss) gain on equity securities - The balance includes net mark-to-market gains on equity securities held within the investment portfolio. These losses and gains reflect changes in fair value and are inherently subject to market volatility.
Other income - Other income consists primarily of ancillary revenue streams, including property-related income and miscellaneous recoveries. The decrease from the corresponding period in the prior year reflects rent recognized on the Westport, CT investments in developmental real estate during 2025 which were disposed of in December 2025.
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
Compensation and employee benefits - increased from the corresponding period in the prior year, reflecting strategic additions to personnel during 2025 and performance-based compensation adjustments including stock-based compensation.
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
Gain on sale of investments in developmental real estate, real estate owned and property and equipment, net - increased from the corresponding period in the prior year. Each period reflects gains realized on the disposition of select real estate assets and developmental projects during the period.
Other expenses - decreased from the corresponding period in the prior year and primarily reflect operating costs associated with real estate owned, income taxes, legal matters, public company expenses, and portfolio servicing.
Net (loss) income and net (loss) income attributable to common shareholders
Net (loss) income and net (loss) income attributable to common shareholders - Operating results for the six month period of 2026 were negatively impacted by a decrease in net interest margin, the $6.6 million specific provisions for credit losses described above, which was concentrated in four specific loans, and $4.2 million of transaction expenses associated with the pending contribution transaction..

Book value per common share
The following table presents the calculation of our book value per common share (in thousands, except share and per share data):

	June 30, 2026	December 31, 2025
Total shareholders’ equity	$158,792	$174,937
Series A Preferred Stock ($25 liquidation preference per share)	(57,819)	(57,819)
Total shareholders’ equity, net of preferred stock	$100,973	$117,118
Number of common shares outstanding at period end	47,954,632	47,684,955
Book value per common share	$2.11	$2.46
The decrease in book value per common share is primarily due to cash dividends declared and paid for the six months ended June 30, 2026 on issued and outstanding common shares and shares of Series A Preferred Stock totaling $5.1 million, or $0.11 per common share, and net loss for the six months ended June 30, 2026 of $11.5 million, or $0.24 per common share.
This six month period's net loss impacting the book value per common share was materially driven by i) the non-cash discounted cash flow fair value adjustment on loan restructuring recorded in provision for credit losses related to loans held for investment of $3.9 million, or $0.08 per common share, ii) contribution transactional expenses of $4.2 million or $0.09 per common share and iii) the second-quarter provision for credit losses related to loans held for investment of $2.6 million, or approximately $0.05 per common share, which was concentrated in three specific loans as described earlier. The aggregate impact of these events is $10.7 million, or $0.22 per common share of book value decline from year end.
Liquidity and Capital Resources
Total assets at June 30, 2026 were $472.9 million compared to $460.0 million at December 31, 2025, an increase of $12.9 million, or 2.8%. The increase was due primarily to increases in cash of $17.9 million, real estate owned, net of $4.6 million, investments in developmental real estate of $35.8 million and other assets of $3.8 million offset by decreases in loans held for investment, net of $41.4 million, due from borrowers, net of $2.6 million and investments in limited liability companies of $4.9 million. The increase in investments in developmental real estate and decrease in loans held for investment, net is primarily driven by the Naples, Florida loan restructuring in the first quarter of 2026.
Total liabilities at June 30, 2026 were $314.1 million compared to $285.1 million at December 31, 2025, an increase of $29.0 million, or 10.2%. This increase is primarily due to increases in senior secured notes payable of $10.3 million, lines of credit of $17.5 million and accounts payable and accrued liabilities of $1.4 million offset by a decrease in advances from borrowers of $0.9 million.
As of June 30, 2026, the Company’s capital structure consisted of a mix of unsecured listed notes, senior secured notes, and revolving credit facilities. The increase in secured financing during 2025 reflects management’s strategy to diversify funding sources. While secured borrowings increased asset encumbrance, they also provide longer-term capital stability and improved liquidity flexibility. We monitor asset coverage ratios, covenant compliance and refinancing risk associated with upcoming maturities.
Total shareholders’ equity at June 30, 2026 was $158.8 million compared to $174.9 million at December 31, 2025, a decrease of $16.1 million, or 9.2%. This decrease was due primarily to an aggregate of $5.1 million of dividends paid to holders of Series A Preferred Stock and common shares during the period and a net loss of $11.4 million for the period (inclusive of $4.2 million of transaction expenses) offset by a $0.4 million increase in additional paid-in capital related to stock-based compensation.
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
These sources and uses of cash are reflected in our unaudited Condensed Consolidated Statements of Cash Flows as summarized below:

	Six Months Ended		Change
Amount	2026	2025	Amount	Percentage
	(in thousands)		(in thousands)
Cash and cash equivalents, January 1	$10,924	$18,066	$(7,142)	(39.5)%
Net cash (used in) provided by operating activities	(2,753)	692	(3,445)	(497.8)%
Net cash used in investing activities	(1,540)	(2,658)	1,118	(42.1)%
Net cash provided by financing activities	22,188	6,374	15,814	248.1%
Cash and cash equivalents, June 30	$28,819	$22,474	$6,345	28.2%
We project anticipated cash requirements for our operating needs as well as cash flows generated from operating activities available to meet these needs. Our short-term cash requirements primarily include funding of loans, transaction expenses, dividend payments, interest and principal payments on our indebtedness, including repayment/refinancing of the Notes maturing in December 2026, March 2027, and June 2027, and payments for usual and customary operating and administrative expenses. Based on this analysis, we believe that our current cash balances, availability on our debt facilities, and our anticipated cash flows from operations will be sufficient to fund the operations for the next 12 months.
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
Contractual Obligations
As of June 30, 2026, our contractual obligations include unfunded amounts of any outstanding construction loans and unfunded commitments for loans and limited liability company investments.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(In thousands)
Unfunded portions of outstanding construction loans	$41,393	$27,238	$14,155	$—	$—
Unfunded commitments to investments in LLCs	651	651	—	—	—
Total contractual obligations	$42,044	$27,889	$14,155	$—	$—

Recent Accounting Pronouncements
See Note 2 — Significant Accounting Policies — to our unaudited condensed consolidated financial statements for explanation of recent accounting pronouncements impacting us.
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 4.   CONTROLS AND PROCEDURES
(a)Evaluation and Disclosure Controls and Procedures
As of June 30, 2026, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and as a result of the material weakness in internal control over financial reporting described below, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.
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
Remediation Plan
Management is implementing remediation measures designed to address the material weakness, including: (i) a complex transaction trigger checklist for material noncash transactions, loan workouts, asset acquisitions, foreclosures and deeds-in-lieu, loan modifications with equity transfers and control changes; and (ii) enhanced review of definitive accounting impact language in SEC filings when accounting conclusions remain preliminary or subject to auditor resolution. These efforts are ongoing as of June 30, 2026.
(b)Changes in Internal Control Over Financial Reporting
Other than the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
The information set forth under “Litigation” in Note 14—Commitments and Contingencies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

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
•we have incurred, and will continue to incur, significant transaction expenses, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Transaction closes; and
•the Transaction, whether or not it closes, will divert the attention of certain management and other key employees from our ongoing business activities, including the pursuit of other opportunities that could be beneficial to us.

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

We and IRG Global are the target of certain legal proceedings, which could result in substantial costs and may delay or prevent the Transaction from being completed.

Securities class action lawsuits, derivative lawsuits and other legal proceedings are often brought against companies that have entered into significant transaction agreements. On July 27, 2026, a group of seventeen plaintiffs filed a complaint in the Superior Court of the State of California in the County of Los Angeles, Case No. 26STCV23391, against us, IRG Master Holdings, IRG Holdings Manager, LLC (“IRGHM”), IRG Global and Stuart Lichter (together with IRG Master Holdings, IRGHM and IRG Global, the “IRG Defendants”). The plaintiffs purport to be investors who hold interests in IRG Master Holdings. The complaint alleges, among other things, that the plaintiffs are pursuing certain claims against the IRG Defendants in an underlying arbitration (the “Arbitration”). We are not a party to the underlying Arbitration. The Complaint asserts a single cause of action for injunctive relief in aid of arbitration, pursuant to California Code of Civil Procedure sections 1281.8 and 525, et seq., seeking to enjoin the closing of the previously announced Transaction and certain related transactions, until the conclusion of the Arbitration. We intend to vigorously defend ourself against the claims made in the complaint. Additional lawsuits or other proceedings may be brought against us and/or IRG Global challenging, among other things, the adequacy of the disclosures in the proxy statement or other disclosures we make in connection with the Transaction, the process conducted by our respective boards of directors, the terms of the Contribution Agreement, alleged breaches of fiduciary duties by our respective directors and/or officers, or the fairness of the consideration in connection with the Transaction. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources from us and/or IRG Global. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by us and/or IRG Global, which could have a negative impact on our and/or IRG Global’s liquidity, results of operations and financial condition. In addition, the pendency of such litigation could create uncertainty and negatively affect our relationships with borrowers, lenders, noteholders, service providers and other counterparties, and could impair our ability to recruit and retain employees.

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

Effective internal controls are necessary to provide reliable financial reporting and prevent fraud. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could be adversely affected and we could become subject to litigation or regulatory investigations. We continue to evaluate and implement steps to remediate the material weakness. These remediation measures may be time-consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The material weakness in our internal control over financial reporting will not be considered remediated until the management review control operates for a sufficient period of time and management concludes, through testing, that the control operates effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which could adversely affect investor confidence in us, our business, results of operations and financial condition, the trading price of our common shares, and our ability to remain listed on the NYSE American.

Item 6.   EXHIBITS

Exhibit No.	Description
2.1	Form of Amended and Restated Exchange Agreement (1)
2.2	Contribution Agreement, dated as of May 17, 2026 by and between Industrial Realty Group Global, LLC and Sachem Capital Corp (26)
3.1	Certificate of Incorporation (1)
3.1(a)	Certificate of Amendment to Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation filed on October 7, 2019 (2)
3.1(c)	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2021 (7)
3.1(d)	Certificate of Amendment to Certificate of Incorporation filed on July 19, 2022 (17)
3.1(e)	Certificate of Amendment to Certificate of Incorporation filed on August 23, 2022 (11)
3.1(f)	Certificate of Amendment to Certificate of Incorporation filed on November 13, 2025 (6)
3.2	Amended and Restated Bylaws, effective as of March 25, 2025 (19)
4.1	Indenture, dated as of June 21, 2019, between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (3)
4.2	Specimen 7.75% Series A Cumulative Redeemable Preferred Stock Certificate. (7)

4.3	Fourth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank National Association, as Trustee (4)
4.4	Form of 6.00% Note due 2026 (attached as Exhibit A to Exhibit 4.3 above).
4.5	Fifth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (8)
4.6	Form of 6.00% Note due 2027 (attached as Exhibit A to Exhibit 4.5 above)
4.7	Sixth Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (20)
4.8	Form of 7.125% Note due 2027 (attached as Exhibit A to Exhibit 4.7 above)
4.9	Seventh Supplemental Indenture between Sachem Capital Corp. and U.S. Bank Trust Company, National Association, as Trustee (10)
4.10	Form of 8.00% Note due 2027 (attached as Exhibit A to Exhibit 4.9 above)
4.11	Revolving Credit Note, dated March 20, 2025, in the principal amount of $50 million in favor of Needham Bank, as lender (18)
4.12	Note Purchase and Guaranty Agreement, dated June 11, 2025 (21)
10.1**	Employment Agreement by and between John L. Villano and Sachem Capital Corp. (1)
10.1(a)**	Amendment to Employment Agreement by and between John L. Villano and Sachem Capital Corp. (5)
10.2	Sachem Capital Corp. 2016 Equity Compensation Plan (1)
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
(26)Previously filed as an exhibit to the Current Report on Form 8-K on May 18, 2026 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SACHEM CAPITAL CORP.
Date: August 5, 2026	By:	/s/ John L. Villano
John L. Villano, CPA
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Jeffery C. Walraven
Jeffery C. Walraven
Chief Financial Officer (Principal Accounting and Financial Officer)